Form 10-Q
period 2011-09-30
Technologies Scan Corp
filed 2011-12-23
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-173569

Technologies Scan Corp.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	99-0363559 (IRS Employer Identification No.)

14517 Joseph-Marc-Vermette, Mirabel, Quebec, Canada, J7J 1X2
(Address of principal executive offices) (Zip Code)

(450) 971-5419
(Registrant's telephone number, including area code)

________________________________________________
(Former name or former address, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of December 21, 2011, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2011 AND MARCH 31, 2011
(Unaudited)

	September 30,	March 31,
	2011	2011
ASSETS
CURRENT ASSETS
Cash	$1,129	$1,064
Other receivable	568	1,233
Other current asset	567	1,442
Total current assets	2,264	3,739

TOTAL ASSETS	$2,264	$3,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$23,685	$9,191
Advances payable	15,000	-
Advances payable - shareholders	73,542	69,538
Total current liabilities	112,227	78,729

TOTAL LIABILITIES	112,227	78,729

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized,
114,150,000 and 0 shares issued and outstanding as of September 30, 2011
and March 31, 2011, respectively.	114,150	114,150
Additional paid in capital	74,300	74,300
Deficit accumulated during the development stage	(298,413)	(263,440)
Total stockholders' equity (deficit)	(109,963)	(74,990)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$2,264	$3,739

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011	FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2010	MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	7,191	26,560	20,826	38,560	95,342
General and administrative	6,667	12,541	13,930	13,503	43,095
Advertising expense	-	1,800	-	1,800	1,800
Research and development	-	-	-	155,000	157,300
TOTAL OPERATING EXPENSES	13,858	40,901	34,756	208,863	297,537

LOSS FROM OPERATIONS	(13,858)	(40,901)	(34,756)	(208,863)	(297,537)

OTHER EXPENSE
Foreign currency exchange loss	(268)	(171)	(217)	(164)	(876)
TOTAL OTHER EXPENSE	(268)	(171)	(217)	(164)	(876)

NET LOSS	$(14,126)	$(41,072)	$(34,973)	$(209,027)	$(298,413)

NET LOSS PER COMMON SHARE - Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING - Basic and diluted	114,150,000	96,639,130	114,150,000	87,108,197

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

			Additional	Accumulated	Total
	Common Stock		Paid-In	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	$-

Net Loss	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	103,950

Net Loss	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	114,150	74,300	(263,440)	(74,990)

Net Loss	-	-	-	(34,973)	(34,973)

Balance - September 30, 2011	114,150,000	$114,150	$74,300	$(298,413)	$(109,963)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011
(Unaudited)

	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011	FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2011	MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,973)	$(167,969)	$(298,413)
Adjustments to reconcile net loss
to net cash used in operating activities:
Common stock issued for services	-	77,000	84,500
Changes in operating assets and liabilities:
Other current asset	875	-	(567)
Other receivables	665	-	(568)
Accounts payable and accrued expenses	14,494	90,940	23,685
Net cash used in operating activities	(18,939)	(29)	(191,363)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable - shareholders	4,004	42,000	73,542
Advances payable	15,000	-	15,000
Proceeds form the issuance of common stock	-	18,000	103,950
Net cash provided by financing activities	19,004	60,000	192,492

NET INCREASE IN CASH AND CASH EQUIVALENTS	65	59,971	1,129

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,064	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,129	$59,971	$1,129

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

On March 31, 2009, Technologies Scan Corp (a corporation in the development stage) (the “Company”) was incorporated in the State of Nevada as “Pharmascan Corp.” On September 21, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation and changed its name to Technologies Scan Corp.

The Company was formed to sell their touch screen product called the Infoscan to pharmacies.  The Infoscan is a source of professional knowledge for natural products on a user friendly touch screen including a barcode reader tailored to products offered in a pharmacy.  The Infoscan guides customers in purchasing over the counter natural products and private label products.

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements in Form S-1filed with the SEC for the years ended March 31, 2011 and 2010 and the period from March 31, 2009 (inception) to March 31, 2011.  The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods.  Operating results for the six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to corporate formation, raising capital and attempting to generate customers for the sale of the Company’s products.

Going Concern

The accompanying financial statements as of September 30, 2011 have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $298,413 at September 30, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

Research and Development

All research and development costs are charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred $0 of research and development costs associated with its informatic concept and prototype for the six months ended September 30, 2011 and $157,300 for the cumulative period March 31, 2009 (Inception) through September 30, 2011.

Foreign Currency Transactions

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.  The reporting functional currency of the Company was U.S. dollars.

Income Taxes

Deferred tax liabilities and assets are recognized for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Deferred tax liabilities and assets are determined based on the difference between the financial statements and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The criteria for revenue recognition are as follows:

1)	Persuasive evidence of an arrangement exists;
2)	Delivery has occurred or services have been rendered;
3)	The seller’s price to the buyer is fixed or determinable, and
4)	Collectability is reasonably assured.

Determination of criteria (3) and (4) will be based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of September 30, 2011 and 2010.  Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Subsequent Events

The Company has evaluated all transactions from September 30, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Standards

There were various updates recently issued none of which are expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2011
(Unaudited)

NOTE 3 - STOCKHOLDERS' EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 200,000,000 shares authorized at a par value of $0.001.

On April 1, 2010, the Company issued 77,000,000 shares of common stock to the Company’s founders at a value of $77,000 ($0.001 per share) for services rendered by the Company’s two founders and a consultant, which included the following:  preparing the articles of incorporation, database and software development, and identifying strategic business partners.

In December 2010, M2 Law Professional Corporation was issued 2,500,000 shares of the Company's common stock for services rendered in connection with the preparation of this registration statement during 2011.  Those 2,500,000 shares were valued at $0.003 per share based on the latest sale of shares to unrelated third parties.  No quoted market price was available to value the shares on the date they were granted.

From inception to September 30, 2011, the Company raised $103,950 through the sale of 34,650,000 shares of common stock ($0.003 per share).

The Company has not issued any options or warrants to date.

NOTE 4 – ADVANCES PAYABLE

As of September 30, 2011 and March 31, 2011, the Company had advances payable outstanding to a third party of $15,000 and $0, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 5 – ADVANCES PAYABLE – SHAREHOLDERS

As of September 30, 2011 and March 31, 2011, the Company had advances payable of $21,000 due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of September 30, 2011 and March 31, 2011, the Company also had related party advances payable of $52,542 and $48,538, respectively, due to a director and a related party shareholder of the Company.  The director of the Company was owed $10,542 and $6,538 as of September 30, 2011 and March 31, 2011, respectively.  The related party shareholder owns over 5% of the issued and outstanding shares of the Company and was owed $42,000 as of September 30, 2011 and March 31, 2011.  These related party advances are non-interest bearing, unsecured and are payable on demand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Technologies Scan Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management's Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this prospectus.

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the six months ended September 30, 2011 and 2010, together with notes thereto and our audited financial statements for the years ended March 31, 2011 and 2010, together with notes thereto, which are included in this prospectus.

Our Background. We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp.

Our Business. We are a development stage company whose plan of operation is selling touch screen computer products to pharmacies.  We have developed full software and databases for pharmacy products by gathering relevant information from the pharmacy industry and preparing the information for programming by our software consultants.  We intend to use this expertise to develop customized software and database programs for specific retail pharmacies.  We believe the Infoscan, one of our programs, provides pharmacy product information in a unique and innovative way, through a touch screen and barcode reader.  The Infoscan can be tailored to any pharmacy’s product offerings.  The Infoscan guides customers in purchasing over the counter natural products and private label products in what we believe is an efficient manner that would allow pharmacy employees to perform other tasks.

Our Infoscan products will be used at pharmacies to assist customers with their purchases.  In addition to selling Infoscan products, we intend to provide services such as location and installation advice, personalized programming onto the Infoscan, and employee training to use the product.  Our Infoscan products include a database for products, barcodes reader and equipment including computer screens, optic readers, master cards, hard discs and adapted support.

We hope to generate product revenues predominantly from sales of our Infoscan programs to potential clients in the retail pharmacy industry.

For the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended September 30, 2011 and 2010.

Operating Expenses.  Our operating expenses decreased by $27,043 from $40,901 for the three months ended September 30, 2010 to $13,858 for the three months ended September 30, 2011.  The overall decrease between the comparable periods is primarily due to a decrease in professional fees, which decreased from $26,560 for the three months ended September 30, 2010 to $7,191 for the three months ended September 30, 2011 and a decrease in our general and administrative expenses from $12,541 for the three months ended September 30, 2010, to $6,667 for the three months ended September 30, 2011.  Advertising expense decreased from $1,800 for the three months ended September 30, 2010 to $0 for the three months ended September 30, 2011.

Other Expense.  The Company had a foreign exchange loss of $171 for the three months ended September 30, 2010 compared to a loss of $268 for the three months ended September 30, 2011.  This increase is a result of the Company paying vendors in Canadian dollars.

Net loss.  Our net loss decreased $26,946 from a net loss of $41,072 for the three months ended September 30, 2010 to a net loss of $14,126 for the three months ended September 30, 2011.  Our net loss decreased due to a decrease in our professional and general administrative expense for the three months ended September 30, 2011.

For the six months ended September 30, 2011, as compared to the six months ended September 30, 2010.

Results of Operations.

Revenues.  We had no revenues for the six months ended September 30, 2011 and 2010.

Operating Expenses.  Our operating expenses decreased by $174,107 from $208,863 for the six months ended September 30, 2010 to $34,756 for the six months ended September 30, 2011.  The overall decrease between the comparable periods is primarily due to a decrease in research and developments expenses, which decreased from $155,000 for six months ended September 30, 2010 to $0 for the six months ended September 30, 2011.  Research and development decreased as the Company performed a majority of its research and development expenses in the prior period.  Additionally, professional fees decreased from $38,560 for the six months ended September 30, 2010 to $20,826 for the six months ended September 30, 2011 and advertising expense decreased from $1,800 for the six months ended September 30, 2010 to $0 for the six months ended September 30, 2011.  General and administrative expenses slightly increased from $13,503 for the six months ended September 30, 2010 to $13,930 for the six months ended September 30, 2011.

Other Expense.  The Company had a foreign exchange loss of $164 for the six months ended September 30, 2010 compared to a loss of $217 for the six months ended September 30, 2011.  This increase is a result of the Company paying vendors in Canadian dollars.

Net loss.  Our net loss decreased $174,054 from a net loss of $209,027 for the six months ended September 30, 2010 to a net loss of $34,973 for the six months ended September 30, 2011.  Our net loss primarily decreased due to a decrease in our research and development expenses for the six months ended September 30, 2011.

Liquidity and Capital Resources.  On April 1, 2010, we issued 77,000,000 shares of common stock to our two founders and a consultant in exchange for services valued at $77,000, or $0.001 per share.  During the period from April 1, 2010 through June 30, 2011, we sold 34,650,000 shares of common stock in exchange for $103,950, or $0.003 per share.  These proceeds are being used to pay for the development of our products, overhead expenses and working capital.  In addition, we were advanced $73,542 from shareholders of the Company.  The advances are non-interest bearing and payable on demand.  The Company also received an advance of $15,000 from a third party.  The advance is non-interest bearing and payable on demand.

As of September 30, 2011, we had liabilities of $112,227, of which $23,685 were represented by accounts payable and accrued expenses, $73,542 of advances payable to shareholders of the Company and $15,000 due to an unrelated third party.

During 2012, we expect to incur significant costs associated with updating and maintaining our database and website.  We expect that the costs of updating and maintaining our database and website will be approximately $80,000 and will continue to impact our liquidity.  We will need to obtain funds to pay those expenses.

During 2012, we expect to incur significant accounting costs associated with the audit and review of our financial statements.  We expect that the legal and accounting costs of being a public company will be approximately $50,000 per year and will continue to impact our liquidity.  We will need to obtain funds to pay those expenses.

Other than expenses for updating and maintaining our database and website and the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

As of September 30, 2011, we had a cash balance of $1,129.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business plans and we presently have no source of capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  The notes to our financial statements at September 30, 2011 disclose uncertainty as to our ability to continue as a going concern.

In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors.  We cannot guarantee that additional funding will be available on favorable terms, if at all

We are not currently conducting any research and development activities.  We do not anticipate conducting such activities in the near future. We do not anticipate that we will purchase or sell any significant equipment.  In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls over financial reporting.   There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   (Removed and Reserved).

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema Document*
101.cal	XBRL Taxonomy Calculation Linkbase Document*
101.def	XBRL Taxonomy Definition Linkbase Document*
101.lab	XBRL Taxonomy Label Linkbase Document*
101.pre	XBRL Taxonomy Presentation Linkbase Document*

*	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

December 23, 2011	By:	/s/ Ghislaine St-Hilaire
	Its:	Ghislaine St-Hilaire President, Director (Principal Executive Officer)

December 23 2011	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)