Form 10-Q/A
period 2011-09-30
Technologies Scan Corp
filed 2012-01-23
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

This  Amendment No. 1 on Form 10-Q/A amends the registrant’s Quarterly Report on Form 10-Q for the three and six months ended September 30, 2011, as filed by the registrant with the Securities and Exchange Commission on December 23, 2011, and is being filed solely to include the 101 XBRL Interactive Data File exhibits required by Item 6.  As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original Quarterly Report on Form 10-Q for the three and six months ended September 30, 2011.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

31.1*	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Linkbase Document**
101.def	XBRL Taxonomy Definition Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

*             Previously filed in our Quarterly Report on Form 10-Q filed on December 23, 2011.
**           Pursuant to SEC rules, these interactive data file exhibits shall not be deemed filed for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to the liability of those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

January 23, 2012	By:	/s/ Ghislaine St-Hilaire
	Its:	Ghislaine St-Hilaire President, Director (Principal Executive Officer)

January 23, 2012	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)