Form 10-Q
period 2011-12-31
Technologies Scan Corp
filed 2012-02-16
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ]	QQUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2011

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

As of February 6, 2012, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

ASSETS

	DECEMBER 31, 2011	MARCH 31, 2011
CURRENT ASSETS
Cash	$509	$1,064
Other receivables	963	1,233
Other current asset	573	1,442
Total current assets	2,045	3,739

TOTAL ASSETS	$2,045	$3,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$25,348	$9,191
Advances payable	15,000	-
Advances payable - shareholders	95,246	69,538
Total current liabilities	135,594	78,729

TOTAL LIABILITIES	135,594	78,729

STOCKHOLDERS' DEFICIT
Common stock, $0.001 par value, 200,000,000 shares authorized, 114,150,000 shares issued and outstanding	114,150	114,150
Additional paid-in capital	74,300	74,300
Deficit accumulated during the development stage	(321,999)	(263,440)
Total stockholders' deficit	(133,549)	(74,990)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,045	$3,739

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD FROM MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011
(Unaudited)

	FOR THE THREE MONTHS ENDED DECEMBER 31, 2011	FOR THE THREE MONTHS ENDED DECEMBER 31, 2010	FOR THE NINE MONTHS ENDED DECEMBER 31, 2011	FOR THE NINE MONTHS ENDED DECEMBER 31, 2010	MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	15,315	23,561	36,141	66,279	110,657
General and administrative	8,338	9,993	22,261	23,496	51,426
Advertising expense	-	-	-	1,800	1,800
Research and development	-	2,300	-	157,300	157,300
TOTAL OPERATING EXPENSES	23,653	35,854	58,402	248,875	321,183

LOSS FROM OPERATIONS	(23,653)	(35,854)	(58,402)	(248,875)	(321,183)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	60	98	(157)	(245)	(816)
Total other expense	60	98	(157)	(245)	(816)

NET LOSS	$(23,593)	$(35,756)	$(58,559)	$(249,120)	$(321,999)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	114,150,000	111,948,913	114,150,000	95,766,788

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD FROM MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011
(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit

Balance - March 31, 2009	-	$-	$-	$-	$-

Net Loss for the Period	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	103,950

Net Loss for the Period	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	$114,150	$74,300	$(263,440)	$(74,990)

Net Loss for the Period	-	-	-	(58,559)	(58,559)

Balance - December 31, 2011	114,150,000	$114,150	$74,300	$(321,999)	$(133,549)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED DECEMBER 31, 2011 AND 2010
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011
(Unaudited)

	FOR THE NINE MONTHS ENDED DECEMBER 31, 2011	FOR THE NINE MONTHS ENDED DECEMBER 31, 2010	MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,559)	$(249,120)	$(321,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for services	-	84,500	84,500
Change in assets and liabilities
Other current asset	869	-	(573)
Other receivables	270	(8,813)	(963)
Accounts payable and accrued expenses	16,157	8,231	25,348
Net cash used in operating activities	(41,263)	(165,202)	(213,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from shareholders	25,708	63,000	95,246
Proceeds from advances payable	15,000	-	15,000
Proceeds form the issuance of common stock	-	103,950	103,950
Net cash provided by financing activities	40,708	166,950	214,196

NET INCREASE (DECREASE) IN CASH	(555)	1,748	509

CASH - BEGINNING OF PERIOD	1,064	-	-

CASH - END OF PERIOD	$509	$1,748	$509

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X.  The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements.  Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements in Form S-1 filed with the SEC for the years ended March 31, 2011 and 2010 and the period from March 31, 2009 (inception) to March 31, 2011.  The financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the results for the interim periods.  Operating results for the nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to corporate formation, raising capital and attempting to generate customers for the sale of the Company’s products.

Going Concern

The accompanying financial statements as of December 31, 2011 have been prepared assuming the Company will continue as a going concern.  The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $321,999 at December 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

Research and Development

All research and development costs are charged to expense as incurred.  Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved.  Company sponsored research and development costs related to both present and future products are expensed in the period incurred.  The Company incurred $0 of research and development costs associated with its informatic concept and prototype for the nine months ended December 31, 2011 and $157,300 for the cumulative period from March 31, 2009 (Inception) through December 31, 2011.

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
DECEMBER 31, 2011
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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of December 31, 2011 and 2010.  Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

Subsequent Events

The Company has evaluated all transactions from December 31, 2011 through the financial statement issuance date for subsequent event disclosure consideration.

Recently Issued Accounting Standards

There were various updates recently issued and none of which are expected to a have a material impact on the Company's financial position, results of operations or cash flows.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2011
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

From inception to December 31, 2011, the Company raised $103,950 through the sale of 34,650,000 shares of common stock ($0.003 per share).

The Company has not issued any options or warrants to date.

NOTE 4 – ADVANCES PAYABLE

As of December 31, 2011 and March 31, 2011, the Company had advances payable outstanding to a third party of $15,000 and $0, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 5 – ADVANCES PAYABLE – SHAREHOLDERS

As of December 31, 2011 and March 31, 2011, the Company had advances payable of $28,500 and $21,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of December 31, 2011 and March 31, 2011, the Company also had related party advances payable of $66,746 and $48,538, respectively, due to a director, and a related party shareholder of the Company. The director of the Company was owed $17,246 and $6,538 as of December 31, 2011 and March 31, 2011, respectively.

The related party shareholder owns over 5% of the issued and outstanding shares of the Company and was owed $49,500 and $42,000, respectively, as of December 31, 2011 and March 31, 2011.  These related party advances are non-interest bearing, unsecured and are payable on demand.

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

The following discussion of our financial condition and results of operations should be read in conjunction with our unaudited interim financial statements for the nine months ended December 31, 2011 and 2010, together with notes thereto and our audited financial statements for the years ended March 31, 2011 and 2010, together with notes thereto.

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

For the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.

Results of Operations.

Revenues. We had no revenues for the three months ended December 31, 2011 and 2010.

Operating Expenses.  Our operating expenses decreased by $12,201 from $35,854 for the three months ended December 31, 2010 to $23,653 for the three months ended December 31, 2011.  The overall decrease between the comparable periods is primarily due to a decrease in professional fees, which decreased from $23,561 for the three months ended December 31, 2010 to $15,315 for the three months ended December 31, 2011 and a decrease in research and development, which decreased from $2,300 for the three months ended December 31, 2010 to $0 for the three months ended December 31, 2011.

Other Expense.  We had a foreign exchange gain of $98 for the three months ended December 31, 2010 compared to a gain of $60 for the three months ended December 31, 2011.  This decrease is a result of paying vendors in Canadian dollars.

Net Loss.  Our net loss decreased $12,163 from a net loss of $35,756 for the three months ended December 31, 2010 to a net loss of $23,593 for the three months ended December 31, 2011.  Our net loss decreased due to a decrease in our professional, general and administrative and research and development expenses for the three months ended December 31, 2011.

For the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010.

Results of Operations.

Revenues.  We had no revenues for the nine months ended December 31, 2011 and 2010.
Operating Expenses.  Our operating expenses decreased by $190,473 from $248,875 for the nine months ended December 31, 2011 to $58,402 for the nine months ended December 31, 2011.  The overall decrease between the comparable periods is primarily due to a decrease in research and development expenses, which decreased from $157,300 for the nine months ended December 31, 2010 to $0 for the nine months ended December 31, 2011.  Research and development decreased because we incurred all of our research and development expenses in the prior period.  Additionally, professional fees decreased from $66,279 for the nine months ended December 31, 2010 to $36,141 for the nine months ended December 31, 2011 and advertising expense decreased from $1,800 for the nine months ended December 31, 2010 to $0 for the nine months ended December 31, 2011.  General and administrative expenses slightly decreased from $23,496 for the nine months ended December 31, 2010 to $22,261 for the nine months ended December 31, 2011.

Other Expense.  We had a foreign exchange loss of $245 for the nine months ended December 31, 2010 compared to a loss of $157 for the nine months ended December 31, 2011.  This decrease is a result of paying vendors in Canadian dollars.

Net Loss.  Our net loss decreased $190,561 from a net loss of $249,120 for the nine months ended December 31, 2010 to a net loss of $58,559 for the nine months ended December 31, 2011.  Our net loss primarily decreased due to a decrease in our research and development expenses for the nine months ended December 31, 2011.

Liquidity and Capital Resources.  On April 1, 2010, we issued 77,000,000 shares of common stock to our two founders and a consultant in exchange for services valued at $77,000, or $0.001 per share.  During the period from April 1, 2010 through December 31, 2011, we sold 34,650,000 shares of common stock in exchange for $103,950, or $0.003 per share.  These proceeds are being used to pay for the development of our products, overhead expenses and working capital.  In addition, we were advanced $95,246 from our director and shareholders.  The advances are non-interest bearing and payable on demand.  We also received an advance of $15,000 from a third party.  The advance is non-interest bearing and payable on demand.

As of December 31, 2011, we had liabilities of $135,594, of which $25,348 were represented by accounts payable and accrued expenses, $95,246 of advances payable to our shareholders, and $15,000 due to an unrelated third party.

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

As of December 31, 2011, we had a cash balance of $509.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business plans and we presently have no source of capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  The notes to our financial statements at December 31, 2011 disclose uncertainty as to our ability to continue as a going concern.

In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months.  Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers and directors.  We cannot guarantee that additional funding will be available on favorable terms, if at all.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Linkbase Document
101.def	XBRL Taxonomy Definition Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

February 16, 2011	By:	/s/ Ghislaine St-Hilaire
	Its:	Ghislaine St-Hilaire President, Director (Principal Executive Officer)

February 16, 2011	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)