Form 10-Q/A
period 2011-09-30
Technologies Scan Corp
filed 2012-03-21
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 2

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

As of December 21, 2011, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q/A is being filed solely to amend the cover page of the registrant’s amended quarterly report on Form 10-Q/A filed on January 23, 2012 to indicate that the registrant is a shell company.

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
* Previously filed in our Amendment No. 1 to Quarterly Report on Form 10-Q/A filed on January 23, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

March 20, 2012	By:	/s/ Ghislaine St-Hilaire
	Its:	Ghislaine St-Hilaire President, Director (Principal Executive Officer)
March 20, 2012	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)