Form 10-Q/A
period 2011-12-31
Technologies Scan Corp
filed 2012-03-22
CIK 1512922

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely to amend the cover page of the registrant’s quarterly report on Form 10-Q filed on February 16, 2012 to indicate that the registrant is a shell company.

No other items are being amended except as described in this Explanatory Note and this Amendment does not reflect any events occurring after the filing of our original quarterly report on Form 10-Q for the three and nine months ended December 31, 2011.

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
* Previously filed in our Quarterly Report on Form 10-Q filed on February 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

March 21, 2012	By:	/s/ Ghislaine St-Hilaire
	Its:	Ghislaine St-Hilaire President, Director (Principal Executive Officer)

March 21, 2012	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)