Form 10-K
period 2012-03-31
Technologies Scan Corp
filed 2012-07-16
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the fiscal year ended March 31, 2012

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from                to

Commission File Number: 333-173569
Technologies Scan Corp.
 (Exact name of registrant as specified in its charter)
Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
331 Labelle, St-Jerome, Quebec, Canada	J7Z 5L2
(Address of principal executive offices)	(Zip Code)
(855) 492-5245
(Registrant’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None
Securities registered under Section 12(g) of the Act:
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐   Yes     ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐   Yes     ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes      ☐   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  As of September 30, 2011, approximately $117,450.

As of June 11, 2012, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of Technologies Scan Corp. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Item 1. Business.

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

Our Products.

Infoscan.  We believe the Infoscan is a unique provider of information on natural products through a touch screen and barcode reader, which has been tailored to products offered in any pharmacy.  The touch screen includes a bar code reader for items offered at a business, such as a pharmacy, and informs clients about their purchases.  We believe the Infoscan program provides the following benefits:

•	guides pharmacy customers with their purchases by providing information on the items that they scan into the Infoscan;
•	promotes the sale of the pharmacy’s products,
•	prompts pharmacy customers to buy new products, and
•	continually updates itself with information about the pharmacy products from the internet.

The Infoscan contains two programs, the Versican program and the Infotouch program.

Veriscan Program.  The Veriscan Program is a computerized database for the products that our potential clients customers sell.  The Veriscan Program contains information on approximately 15,000 over the counter products.  The program also has data to inform the potential customer on various types of illnesses and health conditions.  This program also includes an optic barcode reader.

Infotouch Program.   The Infotouch Program provides information and videos and provides internet access for continuous updates.  The Infotouch Program also divides a potential customer’s products by section and contains a products catalog on the products that the client carries.

Equipment. We will sell equipment products that are related to the Infoscan and are manufactured by third party manufacturers.  Products that we will sell include the following: LCD tactile screen, omnidirectional optic reader, integrated master card reader, hard disc, and adapted support.

Product-Related Services.   As a complement to our product sales, we will offer our potential client services including technical support and maintenance services.

Development of the Infoscan device, along with its two programs, is complete.  Upon entering into joint development agreements with potential clients, we plan to develop customized devices.  The timeline for completion of these customized devices will depend on client demand and is thus uncertain.  Although the costs for creating customized devices are uncertain, these costs will not be paid by us because we plan to enter in joint development agreements, in which the client will pay for any development costs.

Sales and Marketing. We primarily will sell our products through our officers.  Our marketing initiatives will include:

•	utilizing our management’s contacts with pharmacies and distributors;
•	establish relationships with pharmacy professionals who can refer clients to us;
•	attend industry tradeshows; and
•	initiate direct contact with potential clients.

To date, we had informal discussions and negotiations with potential clients for the sale of our products and services. Our management has held meetings with potential clients including pharmacies such as Familiprix, Proxim and Uniprix and distributors such as Neptune Biotech. However, as of the date of this report, we have not entered into any formal agreement, arrangement or understanding with any of those potential clients for the purchase and sale of our products or services.

Growth Strategy. We plan to grow our operations by utilizing any revenues that we generate to expand our operations. We will seek to increase our sales efforts by increasing the number of events we attend, seeking referrals through our clients, developing business leads provided by our officers, and expanding the capability of our website by registering it with selected search engines to ensure our site comes up in search results in user searches for related products. Our strategy is also to provide client service and high-quality merchandise, which we believe will achieve a high level of client satisfaction and contribute to the development of our brand image and goodwill.

Suppliers. We have developed ongoing supply relationship with BlueStar Canada, a touch screen device distributor. As of date of this report, we do not have any formal agreements with BlueStar Canada or any other suppliers. However, we have an open account with BlueStar Canada for supplying touch screens, which will allow us to order products from them on a purchase order basis as needed.     Our suppliers are not required to supply us with any minimum quantities and we cannot guaranty that our suppliers will supply the quantities of products we may need to meet our potential customers’ orders in a timely manner.

We anticipate that we will be able to develop relationships with additional suppliers so that we will have alternative suppliers in the event that our current suppliers do not desire or are unable to supply a sufficient amount of products to meet our potential clients’ requirements. The inability to fill client orders could cause delays, client cancellations, disruptions or reductions in product shipments which could damage relationships with current or prospective clients and increase costs or prices. A disruption in or termination of our supply relationship with any of our significant suppliers or our inability to develop relationships with new suppliers, if required, would cause delays, disruptions or reductions in product sales, which could damage relationships with our clients or increase our costs or the prices of our products.

Our Website. We own the web domains www.info-scan.ca and www.techno-scan.com. However, we do not currently have a website for our company. We hope to develop a website, which will provide a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products.

Our Competition. Although there is substantial competition for the computer screens and the computer products that supplement the Infoscan product, we do not believe that we currently face significant competition for the computer program that we sell. However, many of our competitors who are in the computer software and programming industry could likely develop a similar product, which would place us in substantial competition with them.  Since many of these computer software and programming companies have substantially greater financial, technical, managerial, marketing and other resources than we do, they may develop a similar competing product that could threaten us and they may compete more effectively than we can and they could also have better access to marketing their products to our potential clients.

Government Regulation. We are also subject to Canadian, U.S. federal laws and state laws and regulations generally applied to businesses. We believe that we are in conformity with all applicable laws in the State of Nevada, Canada and the United States.

Our Research and Development. We are not currently conducting any research or development activities other than updating and maintaining our database and website, which we expect the total cost to be approximately $80,000.  We do not anticipate conducting any additional research or development activities in the near future.  We do not currently own any equipment. Our management believes that we do not require the services of independent contractors to operate at our current level of activity.  However, if our level of operations increases beyond the level that our current staff can provide, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.

We also currently own the web domains www.info-scan.ca and www.techno-scan.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.  The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Insurance. We currently do not maintain any insurance.

Employees. As of July 16, 2012, we have no employees other than our two officers, Gilbert Pomerleau and Ghislaine St-Hilaire.  We do not currently have formal employment agreements with our officers.  We anticipate that we will retain independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

Facilities. Our executive, administrative and operating offices are located at 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2.   The lease calls for monthly payments of approximately US$1,887.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Legal Proceedings. There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk.  You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities.  If any of the following risks actually occurs, our business, financial condition, and/or results of operations could be harmed.  In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.  You should only purchase our securities if you can afford to suffer the loss of your entire investment.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in March 2009. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated revenues. The success of our business operations will depend upon our ability to obtain customers and provide quality products to those customers. We are not able to predict whether we will be able to develop our business and generate revenues.  If we are not able to complete the successful development of our business plan, generate revenues and attain sustainable operations, then our business will fail.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of March 31, 2012, our net loss since inception was $366,070. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

We will need to raise additional capital to market our products and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program to market our products because we lack capital and revenues to justify the expenditure. In addition, our available funds will not fund our activities for the next twelve months. If we fail to raise additional funds, investors may lose their entire cash investment.

We have limited marketing and sales capabilities.

Our future success depends, to a great extent, on our ability to successfully market our products. We currently have limited sales and marketing capabilities. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

We may face substantial competition from more established software companies and similar products.

If any competitors who are in the computer software and programming industry develop a similar product, we will be in direct competition with them.  Since many of these computer software and programming companies have substantially greater financial, technical, managerial, marketing and other resources than we do, they may develop a similar competing product that could threaten us as they may compete more effectively than we can and they could also have better access to marketing their products to our potential clients. In addition, mobile applications may serve as a competitor to our products as end user’s may prefer to use their own mobile device as opposed to our Infoscan product.

Our ability to raise additional capital through the sale of our stock may be harmed by competing resales of our common stock by the selling shareholders in our registration statement that was declared effective by the SEC.

The price of our common stock could fall if the selling shareholders sell substantial amounts of our common stock.  These sales would make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate, because the selling shareholders may offer to sell their shares of common stock to potential investors for less than we do.  Moreover, potential investors may not be interested in purchasing shares of our common stock if the selling shareholders are selling their shares of common stock.

Our officers are engaged in other activities that could conflict with our interests. Therefore, our two officers may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

Ghislaine St-Hilaire devotes approximately 50% of her time to the company.  Gilbert Pomerleau devotes approximately 25% of his time to the company.  In addition, Ghislaine St-Hilaire and Gilbert Pomerleau have existing responsibilities and have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our two officers shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs. In the event that a specific conflict arises between our management and their other business, our management intends to use their business judgment to allocate time appropriately.

We depend on the efforts and abilities of our officers.

We currently have only two officers, Ghislaine St-Hilaire and Gilbert Pomerleau, who are also our only employees.  Outside demands on our officers’ time may prevent each of them from devoting sufficient time to our operations. In addition, the demands on each of these individuals’ time will increase because of our status as a public company.  Ms. St-Hilaire and Mr. Pomerleau both have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

Our management ranks are thin, and losing or failing to add key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our management. In particular, our success depends upon the continued efforts of our management personnel, including our President, Ghislaine St-Hilaire and our Treasurer, Secretary and Chief Financial Officer, Gilbert Pomerleau. We cannot guarantee that either Ms. St-Hilaire or Mr. Pomerleau will remain with us.

Investors may experience difficulties in effecting service of legal process, enforcing foreign judgments or bringing original actions in Canada based upon U.S. laws, including the federal securities laws or other foreign laws, against us or our management.

Most of our current operations are conducted in Canada. Moreover, all of our directors and officers are nationals and residents of Canada. All or substantially all of the assets of these persons are located outside the United States. As a result, it may not be possible to effect service of process within the United States or elsewhere outside Canada upon these persons. In addition, uncertainty exists as to whether the courts of Canada would recognize or enforce judgments of U.S. courts obtained against us or such officers and/or directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada against us or such persons predicated upon the securities laws of the United States or any state thereof.

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations and generate revenues.

We hope to obtain significant revenues from future product sales.  In the absence of significant sales and profits, we may seek to raise additional funds to meet our working capital needs, principally through the additional sales of our securities.  However, we cannot guarantee that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, substantial doubt exists about our ability to continue as a going concern.

We are subject to the Section 15(d) reporting requirements under the Securities Exchange Act of 1934 which does not require a company to file all the same reports and information as a fully reporting company pursuant to Section 12.

We are subject to the Section 15(d) reporting requirements according to the Securities Exchange Act of 1934, or Exchange Act. As a filer subject to Section 15(d) of the Exchange Act:

•	we are not required to prepare proxy or information statements;
•	we will be subject to only limited portions of the tender offer rules;
•	our officers, directors, and more than ten (10%) percent shareholders are not required to file beneficial ownership reports about their holdings in our company;
•	our officers, directors, and more than ten (10%) percent shareholders are not subject to the short-swing profit recovery provisions of the Exchange Act; and
•	more than five percent (5%) holders of classes of your equity securities will not be required to report information about their ownership positions in the securities.

If we have less than 300 holders of record at our next fiscal year end and at the conclusion of the offering, our reporting obligations under Section 15(d) of the Exchange Act will be suspended.

We are required to file the necessary reports in the fiscal year that the registration statement is declared effective. After that fiscal year and provided we have less than 300 holders of record, our filing obligation under Section 15(d) will be suspended.  Specifically, if our Section 15(d) filing obligation is suspended, we will not be required to file annual reports on Form 10-K for the fiscal years subsequent to suspension, quarterly reports on Form 10-Q, and current reports on Form 8-K. If those reports are not filed by us, the investors will have reduced visibility as to the company and our financial condition, which may negatively impact our shareholders’ ability to evaluate our prospects.

Management lacks any formal training or experience in consumer electronics, computers, and pharmacy products.

Our management lacks any experience in researching and developing technology.  Our management has no direct training or experience in these areas and, as a result, may not be fully aware of all of the specific requirements related to working within this industry.   In addition, our management lacks formal training or experience in the pharmacy industry.  Our management’s decisions and choices may not take into account standard managerial approaches technology and pharmacy companies commonly use.  Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management’s lack of experience in these industries.

Risks Related to our Common Stock

Our officers and directors own approximately 65.7% of our outstanding shares of common stock, allowing these shareholders to control matters requiring approval of our shareholders.

Our officers and directors beneficially own, in the aggregate, approximately 65.7% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  In addition, our officers and directors can control matters requiring approval by our security holders, including the election of directors.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

Because we may be subject to the “penny stock” rules, the level of trading activity in our stock may be reduced - which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in “penny stocks” are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.  Factors such as announcements of new services by us or our competitors and quarter-to-quarter variations in our results of operations, as well as market conditions in our sector may have a significant impact on the market price of our shares. Further, the stock market has experienced extreme volatility that has particularly affected the market prices of stock of many companies and that often has been unrelated or disproportionate to the operating performance of those companies.

Our shares may not become eligible to be traded electronically which could result in brokerage firms being unwilling to trade them.

Our shares of common stock are eligible to be quoted on the OTCBB and OTCQB. However, our shares are not eligible with Depository Trust Company (DTC) to trade electronically. Because we are not DTC eligible, our shares cannot be electronically transferred between brokerage accounts, the practical effect of which means that our shares will not trade much, if at all, on the OTCBB or OTCQB. In order for our shares to trade on the OTCBB or OTCQB, our shares would need to be traded manually between broker dealers and their accounts, which is time consuming, costly and cumbersome. We cannot guaranty that our shares will ever become DTC eligible or, if in the event we apply for DTC eligibility, how long it will take to become eligible.

As a shell company, sales of our common stock in reliance on Rule 144 of the Securities Act are subject to the requirements of Rule 144(i).

Rule 144 under the Securities Act, which generally permits the resale, subject to various terms and conditions, of restricted securities after they have been held for six months will not immediately apply to our common stock because we are designated as a “shell company” under SEC regulations. Pursuant to Rule 144(i), securities issued by a current or former shell company that otherwise meet the holding period and other requirements of Rule 144 nevertheless cannot be sold in reliance on Rule 144 until one year after the date on which the issuer filed current “Form 10 information” (as defined in Rule 144(i)) with the SEC reflecting that it ceased being a shell company, and provided that at the time of a proposed sale pursuant to Rule 144, the issuer has satisfied certain reporting requirements under the Exchange Act. Because we are currently a shell company, the reporting requirements of Rule 144(i) will apply, and restrictive legends on certificates for shares of our common stock cannot be removed except in connection with an actual sale that is subject to an effective registration statement under, or an applicable exemption from the registration requirements of, the Securities Act.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of July  16, 2012, we do not own any interests in real estate.

Our Facilities. Our executive, administrative and operating offices are located at 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2.  On July 5, 2010, we entered into a lease agreement that calls for monthly payments of approximately $1,887 USD.  The lease expires on October 31, 2013.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings.

Item 4. Mine Safety Disclosures.

Not applicable.
PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.   Our common stock is listed for quotation on the Over-the-Counter Bulletin Board and OTCQB under the symbol “TENP.” To date there has been no active trading market, and no trades of shares of our common stock have occurred.

Holders.   The approximate number of stockholders of record at June 11, 2012 was 38.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

Securities Authorized For Issuance Under Equity Compensation Plans. As of March 31, 2012, we had no compensation plans under which our equity securities were authorized for issuance.
Recent sales of unregistered securities. No sales of unregistered securities by us occurred during the year ended March 31, 2012.

Purchases of Equity Securities. None.

Use of Proceeds of Registered Securities.   Our initial public offering of common stock was made pursuant to a registration statement on Form S-1 (File No. 333-173569), which the SEC declared effective on November 8, 2011. In the registration statement, we registered 39,150,000 shares of our issued and outstanding common stock to be offered by certain existing, unaffiliated shareholders.

Penny Stock Regulation.   Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.”  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the “bid” and “ask” price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Critical Accounting Policy and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, our accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2012, together with notes thereto as included in this Annual Report on Form 10-K.

For the year ended March 31, 2012, as compared to the year ended March 31, 2011

Results of Operations.

Revenues. We had no revenues for the years ended March 31, 2012 and 2011.

Operating Expenses.  Our operating expenses decreased from $262,781 for the year ended March 31, 2011 to $102,403 for the year ended March 31, 2012.  The overall decrease between the comparable periods is primarily due to a decrease in research and development, which decreased from $157,300 for the year ended March 31, 2011 to $0 for the year ended March 31, 2012.

Other Expense.  We had a foreign exchange loss of $659 for the year ended March 31, 2011 compared to a loss of $227 for the year ended March 31, 2012.  This decrease is a result of paying vendors in Canadian dollars.

Net Loss. Our net loss decreased $160,810 from a net loss of $263,440 for the year ended March 31, 2011 to a net loss of $ $102,630 for the year ended March 31, 2012.  Our net loss decreased due to a decrease in our professional fees, general and administrative and research and development expenses for the year ended March 31, 2012.

Liquidity and Capital Resources. On April 1, 2010, we issued 77,000,000 shares of common stock to our two founders and a consultant in exchange for services valued at $77,000, or $0.001 per share.  During the period from April 1, 2010 through March 31, 2012, we sold 34,650,000 shares of common stock in exchange for $103,950, or $0.003 per share.  These proceeds are being used to pay for the development of our products, overhead expenses and working capital.  In addition, we were advanced $103,042 from our director and shareholders since inception.  The advances are non-interest bearing and payable on demand.  We also received an advance of $15,000 from a third party during our fiscal year ended March 31, 2012.  The advance is non-interest bearing and payable on demand.

As of March 31, 2012, we had liabilities of $178,971 of which $60,929  were represented by accounts payable and accrued expenses, $103,042 of advances payable to our shareholders, and $15,000 due to an unrelated third party.

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

As of March 31, 2012, we had a cash balance of $225.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business plans and we presently have no source of capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  The notes to our financial statements at March 31, 2012 disclose uncertainty as to our ability to continue as a going concern.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Technologies Scan Corp

We have audited the accompanying balance sheet of Technologies Scan Corp (the "Company") (a development stage company) as of March 31, 2012, and the related statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and cash flows for the year ended March 31, 2012 and period March 31, 2009 (Inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technologies Scan Corp (a development stage company) as of March 31, 2012, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended March 31, 2012 and period March 31, 2009 (Inception) through March 31, 2012 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in process of continuing its development of its technology and has significant losses as a result of this. The lack of profitable operations raise significant doubt about the Company’s ability to continue as a going concern. Management’s plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

KBL, LLP

/s/KBL, LLP
New York, NY
July 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders
Technologies Scan Corp.
(A Development Stage Company)
Mirabel, Quebec
Canada

We have audited the accompanying balance sheet of Technologies Scan Corp. (A Development Stage Company) (the “Company”) as of March 31, 2011, and the related statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Technologies Scan Corp. as of March 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Technologies Scan Corp. will continue as a going concern. As discussed in Note 1 to the financial statements, Technologies Scan Corp. has not commenced operations and has no revenues since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs, PC
www.gbhcpas.com
Houston, Texas
August 10, 2011

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2012 AND MARCH 31, 2011

ASSETS

	MARCH 31,	MARCH 31,
	2012	2011
CURRENT ASSETS
Cash	$225	$1,064
Other receivable	554	1,233
Other current asset	573	1,442
Total current assets	1,352	3,739

TOTAL ASSETS	$1,352	$3,739

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$60,929	$9,191
Advances payable	15,000	-
Advances payable - shareholders	103,042	69,538
Total current liabilities	178,971	78,729

TOTAL LIABILITIES	178,971	78,729

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized, 114,150,000 shares issued and outstanding as of March 31, 2012 and March 31, 2011, respectively.	114,150	114,150
Additional paid in capital	74,300	74,300
Deficit accumulated during the development stage	(366,070)	(263,440)
Accumulated other comprehensive income	1	-
Total stockholders' equity (deficit)	(177,619)	(74,990)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,352	$3,739

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2012

	FOR THE YEAR ENDED	FOR THE YEAR ENDED	MARCH 31, 2009 (INCEPTION) THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Professional fees	72,053	74,516	146,569
General and administrative	30,350	29,165	59,515
Advertising expense	-	1,800	1,800
Research and development	-	157,300	157,300
LOSS FROM OPERATIONS	102,403	262,781	365,184

NET LOSS BEFORE OTHER EXPENSE	(102,403)	(262,781)	(365,184)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(227)	(659)	(886)
Total other expense	(227)	(659)	(886)

NET LOSS	$(102,630)	$(263,440)	$(366,070)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	114,150,000	99,961,918

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

COMPREHENSIVE LOSS:
Net loss	$(102,630)	$(263,440)	$(366,070)
Currency translation adjustment	1	-	1
Total comprehensive loss	$(102,629)	$(263,440)	$(366,069)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR A PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2012

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Income	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	-	$-

Net Loss for the Period	-	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	-	103,950

Net Loss for the Period	-	-	-	-	(263,440)	(263,440)

Balance - March 31, 2011	114,150,000	114,150	74,300	$-	(263,440)	(74,990)

Foreign currency gain	-	-	-	1	-	1

Net Loss for the Period	-	-	-	-	(102,630)	(102,630)

Balance - March 31, 2012	114,150,000	$114,150	$74,300	$1	$(366,070)	$(177,619)

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
  STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED MARCH 31, 2012 AND 2011
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2012

	FOR THE YEAR ENDED	FOR THE YEAR ENDED	MARCH 31, 2009 (INCEPTION) THROUGH
	MARCH 31, 2012	MARCH 31, 2011	MARCH 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(102,630)	$(263,440)	$(366,070)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	-	84,500	84,500

Change in assets and liabilities
Increase in other current asset	869	-	869
(Increase) Decrease in other receivables	679	(2,675)	(1,996)
Increase in accounts payable and accrued expenses	51,738	9,191	60,929
Net cash (used in) operating activities	(49,344)	(172,424)	(221,768)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from shareholders	33,504	69,538	103,042
Advances payable	15,000	-	15,000
Proceeds form the issuance of common stock	-	103,950	103,950
Net cash provided by financing activities	48,504	173,488	221,992

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	1	-	1

NET INCREASE IN CASH AND CASH EQUIVALENTS	(839)	1,064	225

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	1,064	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$225	$1,064	$225

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $366,070 at March 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate customers for the sale of the Company’s products.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the year ended March 31, 2011 and for the cumulative period March 31, 2009 (Inception) through March 31, 2012.

Foreign Currency Translation and Transaction

The functional currency for Technologies Scan Corp. is the Canadian dollar.  The Company translates assets and liabilities to US dollars using period-end exchange rates and translates revenues and expenses using average exchange rates during the period.  Exchange gains and losses arising from translation are included as a component of other comprehensive income.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $1 and $0 in accumulated other comprehensive income for the years ended March 31, 2012 and 2011, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the years ended March 31, 2012 and 2011were $102,629 and $263,440, respectively.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of March 31, 2012 and 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

There were various updates recently issued, and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 -  STOCKHOLDERS' EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 200,000,000 shares authorized at a par value of $0.001.

On April 1, 2010 the Company issued 77,000,000 shares of common stock to the Company’s founders at a value of $77,000 ($0.001 per share) for services rendered by the company’s two founders and a consultant, which included the following:  preparing the articles of incorporation, database and software development, and identifying strategic business partners.

In December 2010, the Company issued 2,500,000 shares of the Company's common stock for services rendered in connection with the preparation of the registration statement during 2011.  Those 2,500,000 shares were valued at $7,500 ($0.003) per share based on the latest sale of shares to unrelated third parties.  No quoted market price was available to value the shares on the date they were granted.

During the period ended December 31, 2010 the Company raised $103,950 through the sale of 34,650,000 shares of common stock ($0.003 per share).

The Company has not issued any options or warrants to date.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 4 - ADVANCES PAYABLE

As of March 31, 2012 and March 31, 2011, the Company had advances payable outstanding to a third party of $15,000 and $0, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 5 - ADVANCES PAYABLE - SHAREHOLDERS

As of March 31, 2012 and March 31, 2011, the Company had advances payable of $78,000 and $63,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of March 31, 2012 and March 31, 2011, the Company also had related party advances payable of $25,042 and $6,538, respectively, due to a director who is also a related party shareholder of the Company.   These related party advances are non-interest bearing, unsecured and are payable on demand.

NOTE 6 - INCOME TAXES

As of March 31, 2012 and March 31, 2011, the Company had no significant current or deferred taxes.

The net deferred tax asset consists of the following at March 31, 2012 and March 31, 2011:

	MARCH 31, 2012	MARCH 31, 2011
Net taxable losses	$95,496	$60,579
Deferred income tax liabilities	-	-
Subtotal	95,496	60,579
Valuation allowance	(95,496)	(60,579)
Net	$-	$-

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of March 31, 2012, will likely not be recognized.  Consequently, the Company has established a valuation allowance against the entire deferred tax asset.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2012

NOTE 6 - INCOME TAXES (CONTINUED)

As of March 31, 2012, the Company had a net operating loss carry forward of approximately $355,500 with an initial carry forward period of 20 years.  A reconciliation of income taxes computed at the statutory income tax rate to the provision (benefit) for income taxes for the periods ended March 31, 2012 and 2011 is as follows:

	MARCH 31, 2012	MARCH 31, 2011
Statutory tax at 34%	$(124,464)	$(89,570)
Permanent differences – primarily stock-based compensation	28,967	28,991
Valuation allowance	95,496	60,579
Provision (benefit) for income taxes	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 5, 2010, the Company entered into a lease agreement that expires on October 31, 2013 for office space in Mirabel, Quebec.  The lease calls for monthly payments of approximately $1,887 (CDN$). Rent expense for the year ended March 31, 2012 and 2011 was approximately $20,000 and $15,000 (USD$).

The scheduled lease payments for the office space are as follows:

March 31, 2013	$22,644
March 31, 2014	13,209
Total	$35,853

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except as specified below.

On June 1, 2012, we dismissed GBH CPAs, PC (“GBH”) as our independent public accountant effective on such date. The reports of GBH on our financial statements for the two fiscal years ended March 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged KBL, LLP (“KBL”) as its new principal accountant effective as of June 1, 2012. The decision to change accountants was recommended and approved by our Board of Directors.

During the two fiscal years ended March 31, 2011 and 2010, and the subsequent interim period through June 1, 2012, the date of dismissal, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of GBH, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

During the two fiscal years ended March 31, 2011 and 2010, and the subsequent interim period through June 1, 2012, we nor anyone on the our behalf engaged KBL regarding either the application of accounting principles to a specified transaction, either completed or proposed or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management’s annual report on internal control over financial reporting.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2012.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2012, our internal control over financial reporting is not effective based on those criteria, due to the following:
•
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

•
Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management’s report in this report.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Our directors and principal executive officers are as specified on the following table:

Name	Age	Position
Ghislaine St-Hilaire	63	President and a Director
Gilbert Pomerleau	46	Secretary, Treasurer, Chief Financial Officer and a Director

Ghislaine St-Hilaire. Ms. St-Hilaire has been our President and a director since April 2010, and devotes approximately 50% of her time to our business.  Since 2007, Ms. St-Hilaire has also been a vice president, secretary and a director for Bio-Solutions Corp, a reporting company, which is currently eligible for the Over the Counter Bulletin Board and OTCQB under the symbol BISU. She is responsible for the daily management of our operations. Ms. St-Hilaire has been working in business management for the past thirty years, with small and medium size businesses, supporting them with her expertise in accounting. She has worked in international business with the Canadian International Development Agency.  Ms. St-Hilaire’s long term of service in business management and her management skills exhibited, and experience obtained, were material considerations that led the Board of Directors to conclude that Ms. St-Hilaire should serve as a director of the Registrant.

Gilbert Pomerleau. Mr. Pomerleau has been our Secretary, Treasurer, Chief Financial Officer and a director since April 2010, and devotes approximately 25% of his time to our business. Since 2007, Mr. Pomerleau has also been vice president, chief financial officer and a director for Bio-Solutions Corp. a reporting company, which is currently eligible for the Over the Counter Bulletin Board and OTCQB under the symbol BISU. In 1980, Mr. Pomerleau started his career in his family business of breeding poultry, pigs and cows. During this time, Mr. Pomerleau developed an interest for new and innovative breeding techniques. The family owned farm produces more than 165,000 chickens per year. Mr. Pomerleau initiated the use of the marine based natural supplements in the daily diet of 30,000 chickens.  In November 2009, Mr. Pomerleau retired from the family farm.  Mr. Pomerleau’s experience in management and prior service as a director were the material considerations that led the Board of Directors of the Registrant to conclude that Mr. Pomerleau should serve as director of the Registrant.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.   All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, our directors receive no compensation.

There is no family relationship between any of our officers or directors. For the past ten years, there have been no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony.

Corporate Governance.

Committees. Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director’s composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committee and Financial Expert. Presently, the Board of Directors acts as the audit committee. The Board of Directors does not have an audit committee financial expert. The Board of Directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics.  We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence.  None of our directors are deemed independent. Our directors also hold positions as officers.

Item 11. Executive Compensation.

Summary Compensation Table.   The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended March 31, 2012 and 2011.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Gilbert Pomerleau, CFO, Treasurer, Secretary and Director	2012	0	0	0	0	0	0	0	0
	2011	0	0	$18,000(1)	0	0	0	0	$18,000(1)
Ghislaine St-Hilaire, President and Director	2012	0	0	0	0	0	0	0	0
	2011	0	0	$57,000(2)	0	0	0	0	$57,000(2)

(1)  On April 1, 2010, we issued 18,000,000 shares of common stock to Gilbert Pomerleau at a value of $18,000, or $0.001 per share for services rendered as one of our founders. The amount of stock compensation awarded to Mr. Pomerleau was based on the determination of our board of directors as to the value of the services provided by Mr. Pomerleau.
(2)   On April 1, 2010, we issued 57,000,000 shares of common stock to Ghislaine St-Hilaire at a value of $57,000, or $0.001 per share for services rendered as one of our founders. The amount of stock compensation awarded to Ms. St-Hilaire was based on the determination of our board of directors as to the value of the services provided by Ms. St-Hilaire.

Outstanding Equity Awards. As of March 31, 2012, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
Gilbert Pomerleau, CFO, Treasurer, Secretary and Director	0	0	0	0	0	0	0	0	0
Ghislaine St-Hilaire, President and Director	0	0	0	0	0	0	0	0	0

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2012.

Long-Term Incentive Plans. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2012:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Gilbert Pomerleau	0	0	0	0	0	0	0
Ghislaine St-Hilaire	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2012, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Gilbert Pomerleau (2) 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2	18,000,000 shares, CFO, Secretary, Treasurer, Director	15.77%
Common Stock	Ghislaine St-Hilaire 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2	57,000,000 shares, President, Director	49.93%
Common Stock	Simon Pomerleau 130, Route 216, Frampton, Québec, Canada, G0R 1M0	6,000,000 shares, Beneficial Owner	5.26%
Common Stock	Josianne Pomerleau (2) 145 Route 216, Ste-Marguerite, Quebec, Canada G0S 2X0	6,000,000 shares, Beneficial Owner	5.26%
Common Stock	All directors and named executive officers as a group	75,000,000 shares	65.7%

(1)	Percentage of beneficial ownership of our common stock is based on 114,150,000 shares of common stock outstanding as of the date of the table.
(2)
Gilbert Pomerleau, our Chief Financial Officer, Secretary, Treasurer, and a director, who owns 18,000,000 shares, is the common law spouse of Josianne Pomerleau, a beneficial owner of more than 5% of our common stock, who owns 6,000,000 shares.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees.  Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.   Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

On April 1, 2010, we issued 75,000,000 shares of common stock to our founders at a value of $75,000, or $0.001 per share, for services rendered by our two founders.

We have received advances from two related parties: $6,538 from Ghlislaine St-Hilaire, one of our directors, $42,000 from Simon Pomerleau, one of our shareholders. As of June 30, 2011 and March 31, 2011, we had $48,149 and $48,538, respectively, due to these parties. These advances are non-interest bearing, unsecured and payable on demand.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Audit Fees. The aggregate fees billed for the fiscal years ended March 31, 2012 and 2011 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $26,000 and $9,000, respectively.

Audit-Related Fees. For the fiscal years ended March 31, 2012 and 2011, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees. For the fiscal years ended March 31, 2012 and 2011, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**
*           Filed herewith.
**        To be filed by Amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technologies Scan Corp.,
a Nevada corporation

July 16, 2012	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director (Principal Executive Officer)

July 16, 2012	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ghislaine St-Hilaire	July 16, 2012
Ghislaine St-Hilaire
Its:	President, Director
(Principal Executive Officer)

By:	/s/ Gilbert Pomerleau	July 16, 2012
Gilbert Pomerleau
Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)