Form 10-K/A
period 2012-03-31
Technologies Scan Corp
filed 2012-07-17
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 1

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A of Technologies Scan Corp. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012, as filed by the Registrant with the Securities and Exchange Commission on July 16, 2012, and is being filed solely to include the 101 XBRL Interactive Data File exhibits as required by Item 15 of Form 10-K.

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
*             Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on July 16, 2012.
**           Filed herewith.

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