Form 10-Q
period 2012-06-30
Technologies Scan Corp
filed 2012-08-14
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-173569

Technologies Scan Corp.
(Exact name of registrant as specified in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2
(Address of principal executive offices) (Zip Code)

(855) 492-5245
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐  Yes   ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes  ☐ No

As of August 13, 2012, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
JUNE 30, 2012 AND MARCH 31, 2012
(UNAUDITED)

ASSETS
	JUNE 30,	MARCH 31,
	2012	2012
	(UNAUDITED)
CURRENT ASSETS
Cash	$385	$225
Other receivable	1,216	554
Other current asset	-	573
Total current assets	1,601	1,352

TOTAL ASSETS	$1,601	$1,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$61,948	$60,929
Advances payable	15,000	15,000
Advances payable - shareholders	125,694	103,042
Total current liabilities	202,642	178,971

TOTAL LIABILITIES	202,642	178,971

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized,
114,150,000 shares issued and outstanding as of March 31, 2012
and March 31, 2011, respectively.	114,150	114,150
Additional paid in capital	74,300	74,300
Deficit accumulated during the development stage	(389,804)	(366,070)
Accumulated other comprehensive income	313	1
	(201,041)	(177,619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,601	$1,352

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2010 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

	FOR THE THREE	FOR THE THREE	MARCH 31, 2009
	MONTHS ENDED	MONTHS ENDED	(INCEPTION)
	JUNE 30,	JUNE 30,	THROUGH
	2012	2011	JUNE 30, 2012

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Professional fees	13,605	13,635	160,174
General and administrative	9,627	7,263	69,142
Advertising expense	-	-	1,800
Research and development	-	-	157,300
LOSS FROM OPERATIONS	23,232	20,898	388,416

NET LOSS BEFORE OTHER EXPENSE	(23,232)	(20,898)	(388,416)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(502)	51	(1,388)
Total other expense	(502)	51	(1,388)

NET LOSS	$(23,734)	$(20,847)	$(389,804)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	114,150,000	114,150,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

COMPREHENSIVE LOSS:
Net loss	$(23,734)	$(20,847)	$(389,804)
Currency translation adjustment	312	-	313
Total comprehensive loss	$(23,422)	$(20,847)	$(389,491)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR THREE MONTHS ENDED JUNE 30, 2012 AND 2011
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

	FOR THE THREE	FOR THE THREE	MARCH 31, 2009
	MONTHS ENDED	MONTHS ENDED	(INCEPTION)
	JUNE 30,	JUNE 30,	THROUGH
	2012	2011	JUNE 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(23,734)	$(20,847)	$(389,804.00)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	-	-	84,500

Change in assets and liabilities
(Increase) in other current asset	573	869	1,442
(Increase) Decrease in other receivables	(662)	512	(2,658)
Increase in accounts payable and accrued expenses	1,019	19,214	61,948
Net cash (used in) operating activities	(22,804)	(252)	(244,572)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from shareholders	22,652	(389)	125,694
Advances payable	-	-	15,000
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	22,652	(389)	244,644

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	312	-	313

NET INCREASE IN CASH AND CASH EQUIVALENTS	160	(641)	385

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	225	1,064	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$385	$423	$385

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH JUNE 30, 2012
(UNAUDITED)

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Income	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	-	$-

Net Loss for the Period	-	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	-	103,950

Net Loss for the Period	-	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	114,150	74,300	$-	(263,440)	(74,990)

Foreign currency gain	-	-	-	1	-	1

Net Loss for the Period	-	-	-	-	(102,630)	(102,630)

Balance - March 31, 2012	114,150,000	$114,150	$74,300	$1	$(366,070)	$(177,619)

Foreign currency gain	-	-	-	312	-	312

Net Loss for the Period	-	-	-	-	(23,734)	(23,734)

Balance - June 30, 2012	114,150,000	114,150	74,300	313	(389,804)	(201,041)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements in Form 10-K filed with the SEC for the years ended March 31, 2012 and 2011 and the period from March 31, 2009 (inception) to March 31, 2012. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the three month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

Going Concern

The accompanying financial statements as of June 30, 2012 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $389,804 at June 30, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the year ended June 30, 2012 and for the cumulative period March 31, 2009 (Inception) through June 30, 2012.

Foreign Currency Translation and Transaction

The functional currency for Technologies Scan Corp. is the Canadian dollar.  The Company translates assets and liabilities to US dollars using period-end exchange ratesand translates revenues and expenses using average exchange rates during the period.  Exchange gains and losses arising from translation are included as a component of other comprehensive income.

Transactions denominated in currencies other than the functional currency of the legal entity are re-measured to the functional currency of the legal entity at the period-end exchange rates.  Any associated transactional currency re-measurement gains and losses are recognized in current operations.

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $312 and $1 in accumulated other comprehensive income for the periods ended June 30, 2012 and December 31, 2011, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the periods ended June 30, 2012 and December 31, 2012 was $389,491and $366,069, respectively.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of June 30, 2012 and 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

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

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 4 - ADVANCES PAYABLE

As of June 30, 2012 and December 31, 2011, the Company had advances payable outstanding to a third party of $15,000, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 5 - ADVANCES PAYABLE - SHAREHOLDERS

As of June 30, 2012 and March 31, 2012, the Company had advances payable of $78,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of June 30, 2012 and March 31, 2012, the Company also had related party advances payable of $47,694 and $25,042, respectively, due to a director who is also a related party shareholder of the Company.   These related party advances are non-interest bearing, unsecured and are payable on demand.

NOTE 6 - INCOME TAXES

As of June 30, 2012 and March 31, 2012, the Company had no significant current or deferred taxes.

The net deferred tax asset consists of the following at June 30, 2012 and March 31, 2012:

	JUNE 30, 2012	MARCH 31, 2012
Net taxable losses	$103,565	$95,496
Deferred income tax liabilities	-	-
Subtotal	103,565	95,496
Valuation allowance	(103,565)	(95,496
Net	$-	$-

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of June 30, 2012, will likely not be recognized.  Consequently, the Company has established a valuation allowance against the entire deferred tax asset.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2012
(UNAUDITED)

NOTE 6 - INCOME TAXES (CONTINUED)

As of June 30, 2012, the Company had a net operating loss carry forward of approximately $389,804 with an initial carry forward period of 20 years.A reconciliation of income taxes computed at the statutory income tax rate to the provision (benefit) for income taxes for the periods ended June 30, 2012 and March 31, 2012, is as follows:

	JUNE 30, 2012	MARCH 31, 2012
Statutory tax at 34%	$(132,533))	$(124,464)
Permanent differences – primarily stock-based compensation	28,968	28,968
Valuation allowance	103,565	95,496
Provision (benefit) for income taxes	$-	$-

NOTE 7 - COMMITMENTS AND CONTINGENCIES

On July 5, 2010, the Company entered into a lease agreement that expires on October 31, 2013 for office space in Mirabel, Quebec.  The lease calls for monthly payments of approximately $1,887 (CDN$). Rent expense for the period ended June 30, 2012 and 2011 was approximately$5,591 and $5,127 (USD$).

The scheduled lease payments for the office space are as follows:

June 30, 2013	$22,644
June 30, 2014	7,548
Total	$30,192

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-looking Statements.

This Quarterly Report of Technologies Scan Corp. on Form 10-Q contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Quarterly Report on Form 10-Q. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates.  Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.  In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed unaudited interim financial statements for the three months ended June 30, 2012 and 2011, together with notes thereto, as included in this Quarterly Report on Form 10-Q, and our audited financial statements for the years ended March 31, 2012 and 2011, together with notes thereto, as included in our Annual Report on Form 10-K filed on July 16, 2012.

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

For the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Results of Operations.

Revenues. We had no revenues for the three months ended June 30, 2012 and 2011.

Operating Expenses.  Our operating expenses increased by $2,334 from $20,898 for the three months ended June 30, 2011 to $23,232 for the three months ended June 30, 2012.  The overall increase between the comparable periods is primarily due to an increase in general and administrative fees, which increased from $7,263 for the three months ended June 30, 2011 to $9,627 for the three months ended June 30, 2012.

Other Income (Expense).  We had a foreign exchange gain of $51 for the three months ended June 30, 2011 compared to a loss of $502 for the three months ended June 30, 2012.  This decrease is a result of paying vendors in Canadian dollars.

Net Loss.  Our net loss increased $2,887 from a net loss of $20,847 for the three months ended June 30, 2011 to a net loss of $23,734 for the three months ended June 30, 2012.  Our net loss increased primarily due to an increase in our general and administrative expenses for the three months ended June 30, 2012.

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

As of June 30, 2012, we had liabilities of $202,642, of which $61,948 were represented by accounts payable and accrued expenses, $125,694 of advances payable to our shareholders, and $15,000 due to an unrelated third party.

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

As of June 30, 2012, we had a cash balance of $385.  We have no currently planned material commitments for capital expenditures; however, we will need operating capital to continue our current business plans and we presently have no source of capital.  Although we are considering various debt or equity financings, there can be no assurance that any financing will be available to us on terms acceptable to us or at the time that we would require such financing, or at all.  Failure to obtain any such financing will result in our inability to effectuate our business plan.  The notes to our financial statements at June 30, 2012 disclose uncertainty as to our ability to continue as a going concern.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_____________
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

August 14, 2012	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
President, Director
(Principal Executive Offic

August 14, 2012	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)