Form 10-Q
period 2012-09-30
Technologies Scan Corp
filed 2012-11-19
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act
.
Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☒  No

As of November 19, 2012, there were 164,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2012 (UNAUDITED) AND MARCH 31, 2012

	SEPTEMBER 30,	MARCH 31,
	2012	2012
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash	$6,226	$225
Other receivable	1,311	554
Other current asset	-	573
Total current assets	7,537	1,352

TOTAL ASSETS	$7,537	$1,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,463	$60,929
Advances payable	15,000	15,000
Advances payable - shareholders	153,876	103,042
Total current liabilities	234,339	178,971

TOTAL LIABILITIES	$234,339	178,971

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 200,000,000 shares authorized,
114,150,000 shares issued and outstanding as of September 30, 2012
and March 31, 2012, respectively.	$114,150	114,150
Additional paid in capital	74,300	74,300
Deficit accumulated during the development stage	(415,292)	(366,070)
Accumulated other comprehensive income	40	1
Total stockholders' equity (deficit)	(226,802)	(177,619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$7,537	$1,352

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

					MARCH 31, 2009
	FOR THE THREE	FOR THE THREE	FOR THE SIX	FOR THE SIX	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	MONTHS ENDED	THROUGH
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	17,050	7,191	30,655	20,826	177,224
General and administrative	5,675	6,667	15,302	13,930	74,817
Advertising expense	-	-	-	-	1,800
Research and development	-	-	-	-	157,300
LOSS FROM OPERATIONS	22,725	13,858	45,957	34,756	411,141

NET LOSS BEFORE OTHER EXPENSE	(22,725)	(13,858)	(45,957)	(34,756)	(411,141)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(2,763)	(268)	(3,265)	(217)	(4,151)
Total other expense	(2,763)	(268)	(3,265)	(217)	(4,151)

NET LOSS	$(25,488)	$(14,126)	$(49,222)	$(34,973)	$(415,292)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	114,150,000	114,150,000	114,150,000	114,150,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

COMPREHENSIVE LOSS:
Net loss	$(25,488)	$(14,126)	$(49,222)	$(34,973)	$(415,292)
Currency translation adjustment	(274)	-	39	-	40
Total comprehensive loss	$(25,762)	$(14,126)	$(49,183)	$(34,973)	$(415,252)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR SIX MONTHS ENDED SEPTEMBER 30, 2012 AND 2011
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

			MARCH 31, 2009
	FOR THE SIX	FOR THE SIX	(INCEPTION)
	MONTHS ENDED	MONTHS ENDED	THROUGH
	SEPTEMBER 30, 2012	SEPTEMBER 30, 2011	SEPTEMBER 30, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(49,222)	$(167,969)	$(415,292)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	-	77,000	84,500

Change in assets and liabilities
Decrease in other current asset	573	-	-
(Increase) in other receivables	(758)	-	(1,311)
Increase in accounts payable and accrued expenses	4,535	90,940	65,463
Net cash (used in) operating activities	(44,872)	(29)	(266,640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from shareholders	50,834	42,000	153,876
Advances payable	-	-	15,000
Proceeds from the issuance of common stock	-	18,000	103,950
Net cash provided by financing activities	50,834	60,000	272,826

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	39	-	40

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,001	59,971	6,226

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	225	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6,226	$59,971	$6,226

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2012
(UNAUDITED)

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Income	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	-	$-

Net Loss for the Period	-	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	-	103,950

Net Loss for the Period	-	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	114,150	74,300	$-	(263,440)	(74,990)

Foreign currency gain	-	-	-	1	-	1

Net Loss for the Period	-	-	-	-	(102,630)	(102,630)

Balance - March 31, 2012	114,150,000	$114,150	$74,300	$1	$(366,070)	$(177,619)

Foreign currency gain	-	-	-	39	-	39

Net Loss for the Period	-	-	-	-	(49,222)	(49,222)

Balance - September 30, 2012	114,150,000	114,150	74,300	40	(415,292)	(226,802)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements in Form 10-K filed with the SEC for the years ended March 31, 2012 and 2011 and the period from March 31, 2009 (inception) to March 31, 2012. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the six month periods ended September 30, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

Going Concern

The accompanying financial statements as of September 30, 2012 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $415,292 at September 30, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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
SEPTEMBER 30, 2012
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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the year ended September 30, 2012 and for the cumulative period March 31, 2009 (Inception) through September 30, 2012.

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

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $40 and $1 in accumulated other comprehensive income for the periods ended September 30, 2012 and March 31, 2012, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the periods ended September 30, 2012 and March 31, 2012 was $49,183 and $366,069, respectively.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of September 30, 2012 and 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
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

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 4 - ADVANCES PAYABLE

As of September 30, 2012 and March 31, 2012, the Company had advances payable outstanding to a third party of $15,000, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 5 - ADVANCES PAYABLE - SHAREHOLDERS

As of September 30, 2012 and March 31, 2012, the Company had advances payable of $78,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of September 30, 2012 and March 31, 2012, the Company also had related party advances payable of $75,876 and $25,042, respectively, due to a director who is also a related party shareholder of the Company.   These related party advances are non-interest bearing, unsecured and are payable on demand.

NOTE 6 - INCOME TAXES

As of September 30, 2012 and March 31, 2012, the Company had no significant current or deferred taxes.

The net deferred tax asset consists of the following at September 30, 2012 and March 31, 2012:

	SEPTEMBER 30, 2012	MARCH 31, 2012
Net taxable losses	$112,164	$95,496
Deferred income tax liabilities	-	-
Subtotal	112,164	95,496
Valuation allowance	(112,164)	(95,496
Net	$-	$-

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of September 30, 2012, will likely not be recognized.  Consequently, the Company has established a valuation allowance against the entire deferred tax asset.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2012
(UNAUDITED)

NOTE 6 - INCOME TAXES (CONTINUED)

As of September 30, 2012, the Company had a net operating loss carry forward of approximately $415,292 with an initial carry forward period of 20 years.  A reconciliation of income taxes computed at the statutory income tax rate to the provision (benefit) for income taxes for the periods ended September 30, 2012 and March 31, 2012, is as follows:

	SEPTEMBER 30, 2012	MARCH 31, 2012
Statutory tax at 34%	$(141,191))	$(124,464)
Permanent differences – primarily stock-based compensation	29,037	28,968
Valuation allowance	112,164	95,496
Provision (benefit) for income taxes	$-	$-

NOTE 7 – COMMITMENTS

The Board of Directors of Technolgies Scan Corp., approved the execution of a letter of intent dated as of September 5, 2012 , with 6285431 Canada Inc., known as iSpeedzone, a private company organized under the laws of Canada . In accordance with the terms and provisions of the Letter of Intent, the Company will enter into a share exchange agreement and acquire the total issued and outstanding shares of common stock of iSpeedzone from the iSpeedzone shareholders in exchange for the issuance by the Company to the iSpeedzone shareholders on a pro rata basis of approximately 130,500,000 shares of its restricted common stock. This will result in iSpeedzone becoming the wholly-owned subsidiary of the Company. iSpeedzone is a social network driven by arts, sports and recreational activities. It has the objective of providing certain services including event coordination, activity coordination, multimedia platform creation, video/WEB-HD production, event promotion and advertising concept creations.   the closing of the proposed share exchange within 45 days from the date of the Letter of Intent is subject to the satisfaction of certain conditions precedent including, but not limited to, the following: (i) the Company and iSpeedzone shall have obtained all authorizations, approvals or waivers that may be necessary or desirable in connection with the transactions contemplated by the exchange agreement; (ii) the Company and iSpeedzone shall have complied with all warranties, representations, covenants and agreements therein agreed to be performed or caused to be performed on or before the closing date; (iii) no action or proceedings in law or in equity shall be pending or threatened by any person, company, firm, governmental authority, regulatory body or agency to enjoin or prohibit any of the transactions contemplated by the exchange agreement; (iv) completion by each of the Company and iSpeedzone of an initial due diligence and operations review of the other's respective businesses and operations; (v) no material loss or destruction of or damage to the Company or iSpeedzone shall have occurred; and (vi) the board of directors of the Company and iSpeedzone shall have ratified the terms and conditions of the definitive share exchange agreement.

NOTE 8 – SUBSEQUENT EVENTS

On November 6, 2012, the Company completed the first stage of the acquisition of iSpeedzone by completing a share exchange agreement whereby the Company acquired 38% percent of the shares of iSpeedzone in exchange for the issuance of 50,000,000 common shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the six months ended September 30, 2012.

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

Our Background

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp.

Our Business

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

iSpeedzone Letter of Intent

Our Board of Directors approved the execution of a letter of intent dated as of September 5, 2012 (the "Letter of Intent"), with 6285431 Canada Inc., known as "iSpeedzone", a private company organized under the laws of Canada ("iSpeedzone"). In accordance with the terms and provisions of the Letter of Intent, we will enter into a share exchange agreement and acquire the total issued and outstanding shares of common stock of iSpeedzone from the iSpeedzone shareholders in exchange for the issuance by us to the iSpeedzone shareholders on a pro rata basis of approximately 135,000,000 shares of our  restricted common stock. This will result in iSpeedzone becoming our wholly-owned subsidiary of the Company. iSpeedzone is a social network driven by arts, sports and recreational activities. It has the objective of providing certain services including event coordination, activity coordination, multimedia platform creation, video/WEB-HD production, event promotion and advertising concept creations.

In further accordance with the terms and provisions of the Letter of Intent, the closing of the proposed share exchange within 45 days from the date of the Letter of Intent is subject to the satisfaction of certain conditions precedent including, but not limited to, the following: (i) we  and iSpeedzone shall have obtained all authorizations, approvals or waivers that may be necessary or desirable in connection with the transactions contemplated by the exchange agreement; (ii) we and iSpeedzone shall have complied with all warranties, representations, covenants and agreements therein agreed to be performed or caused to be performed on or before the closing date; (iii) no action or proceedings in law or in equity shall be pending or threatened by any person, company, firm, governmental authority, regulatory body or agency to enjoin or prohibit any of the transactions contemplated by the exchange agreement; (iv) completion by each of us and iSpeedzone of an initial due diligence and operations review of the other's respective businesses and operations; (v) no material loss or destruction of or damage to the Company or iSpeedzone shall have occurred; and (vi) our board of directors and the board of directors of iSpeedzone shall have ratified the terms and conditions of the definitive share exchange agreement.

On November 6, 2012, we completed the first stage of the acquisition of iSpeedzone whereby we acquired an initial 38% of the total issued and outstanding stock of iSpeedzone in exchange for the issuance of 50,000,000 shares of our restricted common stock. We contemplate that we will finalize the acquisition by acquiring the remaining issued and outstanding shares of iSpeedzone by approximately December 31, 2012.

RESULTS OF OPERATIONS

	Six Month Periods Ended September 30,
	2012	2011

Revenues	-0-	-0-
Cost of Revenues	-0-	-0-
Gross Profit	-0-	-0-
Operating Expenses
Professional Fees	30,655	20,826
General and Administrative	15,302	13,930
TotaLoss from Operations	(45,957)	(34,756)
Other Income (Expense)
Foreign currency exchange gain (loss)	(3,265)	(217)
Net Loss	(49,222)	(34,973)
Currency Translation Adjustment	39
Comprehensive Loss	(49,183)	(34,973)

For the Six Month Period Ended September 30, 2012, as Compared to the Six Month Period Ended September 30, 2011

Our comprehensive loss for the six month period ended September 30, 2012 was ($49,183)  compared to comprehensive loss of ($34,973) during the six month period ended September 30, 2011 (an increase of $14,210).

During the six month periods ended September 30, 2012 and September 30, 2011, we did not generate any revenue.

During the six month period ended September 30, 2012, we incurred operating expenses of $45,957 compared to $34,756 incurred during the six month period ended September 30, 2011 (an increase of $11,201). Operating expenses incurred during the six month periods ended September 30, 2012 as compared to September 30, 2011 consisted of: (i) professional fees of $30,655 (2011: $20,826); and (ii) general and administrative of $15,302 (2011: $13,930. Operating expenses increased based upon the increase in the scope and scale of our business operations. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

During the six month period ended September 30, 2012, we further incurred a foreign currency exchange loss of ($3,265) as compared to ($217) incurred during the six month period ended September 30, 2011. This resulted in a net loss of ($49,222) compared to a net loss of ($34,973) for the six month period ended September 30, 2011.

During the six month period ended September 30, 2012, we recorded a currency translation adjustment of ($39) compared to $-0- during the six month period ended September 30, 2011.

Thus, our comprehensive net loss for the six month period ended September 30, 2012 was ($49,183) compared to a comprehensive net loss for the six month period ended September 30, 2011 of ($34,973).

For the Three Month Period Ended September 30, 2012, as Compared to the Three Month Period Ended September 30, 2011

Our comprehensive loss for the three month period ended September 30, 2012 was ($25,762) compared to comprehensive loss of $14,126 during the three month period ended September 30, 2011 (an increase of $11,636).

During the three month periods ended September 30, 2012 and September 30, 2011, we did not generate any revenue.

During the three month period ended September 30, 2012, we incurred operating expenses of $22,725 compared to $13,858 incurred during the three month period ended September 30, 2011 (an increase of $8,867). Operating expenses incurred during the three month periods ended September 30, 2012 as compared to September 30, 2011 consisted of: (i) professional fees of $17,050 (2011: $7,191); and (ii) general and administrative of $5,675 (2011: $6,667). The reason for the increase in operating expenses during the three month period ended September 30, 2012 from September 30, 2011 was based upon the increase in scope and scale of our business operations.

During the three month period ended September 30, 2012, we further incurred a foreign currency exchange loss of ($2,763) as compared to ($268) incurred during the three month period ended September 30, 2011. This resulted in a net loss of ($25,488) compared to a net loss of ($14,126) for the three month period ended September 30, 2011.

During the three month period ended September 30, 2012, we recorded a currency translation adjustment of ($274) compared to $-0- during the three month period ended September 30, 2011.

Thus, our comprehensive net loss for the three month period ended September 30, 2012 was ($25,762) compared to a comprehensive net loss for the three month period ended September 30, 2011 of ($14,126).

LIQUIDITY AND CAPTIAL RESOURCES

As of September 30, 2012

As of September 30, 2012, our current assets were $7,537 and our current liabilities were $234,339, which resulted in a working capital deficit of $226,802. As at September 30, 2012, current assets were comprised of: (i) $6,226 in cash; and (ii) $1,311 in other receivable.

As of September 30, 2012, our total assets were $7,537 comprised entirely of current assets.

As of September 30, 2012, our current liabilities were comprised of: (i) $65,463 in accounts payable and accrued expenses; (ii) $15,000 in advances payable; and (iii) $153,876 in accounts payable - shareholders.

As of September 30, 2012, our total liabilities were $234,339 comprised entirely of current liabilities.

Stockholders’ deficit increased from ($177,619) as of March 31, 2012 to ($226,802) as of September 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended September 30, 2012, net cash flows used in operating activities was ($44,872) consisting primarily of a net loss of ($49,222). Net cash flows from operating activities was changed by a decrease of $573 in other current asset and by an increase of $758 in other receivables and $4,535 in accounts payable and accrued expenses.

For the six month period ended September 30, 2011, net cash flows from operating activities was ($29) consisting primarily of net loss of ($167,969) Net cash flows from operating activities was adjusted by $77,000 in common stock issued for services. Net cash flow from operating activities was further changed by an increase of $90,940 in accounts payable and accrued expenses.

Cash Flows from Financing Activities

For the six month period ended September 30, 2012, net cash flows provided by financing activities was $50,834 compared to net cash flows used in financing activities of $60,000 for the six month period ended September 30, 2011. Net cash flows used in financing activities for the six month period ended September 30, 2012 consisted of $50,834 in proceeds from advances payable from shareholders. Net cash flows used in financing activities for the six month period ended September 30, 2011 consisted of repayment of $42,000 in proceeds from advances payable from shareholders and $18,000 in proceeds from issuance of common stock.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and generation of revenues. Our working capital requirements are expected to increase in line with the growth of our business.

Our principal demands for liquidity are to increase capacity, inventory purchase, sales distribution, and general corporate purposes. We intend to meet our liquidity requirements, including capital expenditures related to the purchase of equipment and/or inventory, and the expansion of our business, through cash flow provided by operations and funds raised through proceeds from the issuance of debt or equity.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. We may finance expenses with further issuances of securities and debt issuances. Any additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all.

MATERIAL COMMITMENTS

Advances Payable

As of September 30, 2012, we have advances payable outstanding to a third party of $15,000. This advance is non-interest bearing, unsecured and payable on demand.

Advances Payable - Shareholder

As of September 30, 2012, we have advances payable of $78,000 due to two of our shareholders. These advances are non-interest bearing, unsecured and payable on demand.

As of September 30, 2012, we have related party advances of $75,876 due to a director who is also a related party shareholders. These related party advances are non-interest bearing, unsecured and payable on demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in internal controls over financial reporting

There was no change during our most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2012/2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

No report required.

ITEM IA.  RISK FACTORS

No report required.

ITEM 2.   UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Effective on November 6, 2012, we issued an aggregate of 50,000,000 shares of our restricted common stock to the shareholders of iSpeedzone in accordance with the terms and provisions of the proposed definitive share exchange agreement. The shares were issued in a private transaction in exchange for the acquisition by us of 38% of the total issued and outstanding shares of common stock of iSpeedzone.

The shares were issued to ___ non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The iSpeedzone shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4.  MINE SAFETY DISCLOSURES

No report required.

ITEM 5.  OTHER INFORMATION

Our Board of Directors approved the appointment of Danny Gagne as our executive vice president effective September 20, 2012. The appointment of Mr. Gagne as our executive vice president was in accordance with those certain terms and provisions of the Letter of Intent with iSpeedzone.

Biography

Mr. Danny Gagné started his career by serving in the Canadian Armed Forces (Royal 22nd Regiment) from 1985 to 1996.  During those years, he also managed two musical talent agencies, Érik Alexandre and Double Impact.  When Mr. Gagne retired from the Canadian Armed Forces, he followed his passion for automobiles and sports car racing for the next fifteen years. He put together racing car prototypes and developed his own model of a racing car called the [Missing Graphic Reference]Guepard".  Since car racing is a seasonal occupation, from 1998 on, Mr. Gagné developed various Internet sites and CRM concepts to manage companies using the Internet.  In 2010, Mr. Gagne decided to use this talent and experience to launch his own venture that complimented  his life’s passion for arts, sports and entertainment. This resulted in creation of the private company iSpeedzone.  As an architect of various concepts, he hired various teams of programmers to put together a specialized classified ad website with innovative features called GlobShopping.com.  The two concepts were married together using unique and innovative approaches that management believes is an Internet first.  Mr. Gagné remains the founder and chief executive officer of iSpeedzone.

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

Technologies Scan Corp., a Nevada corporation

November 19, 2012	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
President, Director
(Principal Executive Officer)

November 19, 2012	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)