Form 10-Q
period 2012-12-31
Technologies Scan Corp
filed 2013-02-21
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes   ☒   No

As of February 21, 2013, there were 164,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEETS
DECEMBER 31, 2012 AND MARCH 31, 2012
(UNAUDITED)

ASSETS
	DECEMBER 31,	MARCH 31,
	2012	2012
	(UNAUDITED)
CURRENT ASSETS
Cash	$3,536	$225
Other receivable	1,462	554
Other current asset	-	573
Deposit	50,000	-
Total current assets	54,998	1,352

TOTAL ASSETS	$54,998	$1,352

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$70,812	$60,929
Liability for stock to be issued	1,459	-
Advances payable	15,000	15,000
Advances payable - shareholders	166,182	103,042
Total current liabilities	253,453	178,971

TOTAL LIABILITIES	$253,453	178,971

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 400,000,000 shares authorized,
164,150,000 and 114,150,000 shares issued and outstanding as of
December 31, 2012 and March 31, 2012, respectively.	$164,150	$114,150
Additional paid in capital	74,300	74,300
Deficit accumulated during the development stage	(436,921)	(366,070)
Accumulated other comprehensive income	16	1
Total stockholders' equity (deficit)	(198,455)	(177,619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$54,998	$1,352

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2012
(UNAUDITED)

	FOR THE THREE MONTHS	FOR THE THREE MONTHS	FOR THE NINE MONTHS	FOR THE NINE MONTHS	MARCH 31, 2009(INCEPTION)
	ENDED	ENDED	ENDED	ENDED	THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2012	2011	2012	2011	2012

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	17,524	15,315	48,179	36,141	194,748
General and administrative	3,562	8,338	18,864	22,261	78,379
Advertising expense	-	-	-	-	1,800
Research and development	-	-	-	-	157,300
LOSS FROM OPERATIONS	21,086	23,653	67,043	58,402	432,227

NET LOSS BEFORE OTHER EXPENSE	(21,086)	(23,653)	(67,043)	(58,402)	(432,227)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(543)	60	(3,808)	(157)	(4,694)
Total other expense	(543)	60	(3,808)	(157)	(4,694)

NET LOSS	$(21,629)	$(23,593)	$(70,851)	$(58,559)	$(436,921)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	159,204,945	114,150,000	129,059,091	114,150,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

COMPREHENSIVE LOSS:
Net loss	$(21,629)	$(23,593)	$(70,851)	$(58,559)	$(436,921)
Currency translation adjustment	(24)	-	15	-	16
Total comprehensive loss	$(21,653)	$(23,593)	$(70,836)	$(58,559)	$(436,905)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2012
(UNAUDITED)

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Income	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	-	$-

Net Loss for the Period	-	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	-	103,950

Net Loss for the Period	-	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	114,150	74,300	$-	(263,440)	(74,990)

Foreign currency gain	-	-	-	1	-	1

Net Loss for the Period	-	-	-	-	(102,630)	(102,630)

Balance - March 31, 2012	114,150,000	$114,150	$74,300	$1	$(366,070)	$(177,619)

Common shares issud for iSpeedzone	50,000,000	50,000	-	-	-	50,000

Foreign currency gain	-	-	-	15	-	15

Net Loss for the Period	-	-	-	-	(70,851)	(70,851)

Balance - December 31, 2012	164,150,000	164,150	74,300	16	(436,921)	(198,455)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOW
FOR NINE MONTHS ENDED DECEMBER 31, 2012 AND 2011
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2012
(UNAUDITED)

	FOR THE NINE MONTHS	FOR THE NINE MONTHS	MARCH 31, 2009 (INCEPTION)
	ENDED	ENDED	THROUGH
	DECEMBER 31, 2012	DECEMBER 31, 2011	DECEMBER 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(70,851)	$(58,559)	$(436,921)

Adjustments to reconcile net (loss) to net cash used in operating activities:

Common stock issued / Liability to issue common stock for services	1,459	-	85,959

Change in assets and liabilities
Decrease in other current asset	573	869	-
(Increase) decrease in other receivables	(910)	270	(1,463)
Increase in accounts payable and accrued expenses	9,884	16,157	70,812
Net cash (used in) operating activities	(59,845)	(41,263)	(281,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from shareholders	63,140	25,708	166,182
Advances payable	-	15,000	15,000
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	63,140	40,708	285,132

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	16	-	17

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,311	(555)	3,536

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	225	1,064	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$3,536	$509	$3,536

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

NON CASH TRANSACTIONS:
Stock issued as deposit for iSpeedzone	$50,000	$-	$50,000

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Basis of Presentation

These condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of SEC Regulation S-X. The principles for interim financial information do not require the inclusion of all the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements in Form 10-K filed with the SEC for the years ended March 31, 2012 and 2011 and the period from March 31, 2009 (inception) to March 31, 2012. The condensed financial statements included herein are unaudited; however, in the opinion of management, they contain all normal recurring adjustments necessary for a fair statement of the condensed results for the interim periods. Operating results for the nine month periods ended December 31, 2012 and 2011 are not necessarily indicative of the results that may be expected for the year ending March 31, 2013.

Going Concern

The accompanying financial statements as of December 31, 2012 have been prepared assuming the Company will continue as a going concern. The Company has experienced recurring losses and negative cash flows from operations, has no revenue and has an accumulated deficit of $436,921 at December 31, 2012.  These factors raise substantial doubt about the Company's ability to continue as a going concern. Management intends to raise additional debt and/or equity financing to fund future operations.  There is no assurance that its plan can be implemented; or that the results will be of a sufficient level necessary to meet the Company’s ongoing cash needs.  No assurances can be given that the Company can obtain sufficient working capital through borrowings or that the continued implementation of its business plan will generate sufficient revenues in the future to sustain ongoing operations.

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
DECEMBER 31, 2012
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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the year ended December 31, 2012 and for the cumulative period March 31, 2009 (Inception) through December 31, 2012.

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

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $16 and $1 in accumulated other comprehensive income for the periods ended December 31, 2012 and March 31, 2012, respectively, from its foreign currency translation.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Share-Based Compensation

The Company accounts for share-based compensation in accordance with Accounting Standards Codification subtopic 718-10, Stock Compensation (“ASC 718-10”).  This requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases related to an Employee Stock Purchase Plan based on the estimated fair values.

As of December 31, 2012, there were no outstanding employee stock options.

Basic and Diluted Loss Per Common Share

Basic net loss per common share is computed using the weighted average number of common shares outstanding.  Diluted loss per share reflects the potential dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.  There were no dilutive potential common shares as of December 31, 2012 and 2011. Because the Company has incurred net losses and there are no potential dilutive shares, basic and diluted loss per common share are the same.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Standards

There were various updates recently issued, and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

NOTE 3 -  STOCKHOLDERS' EQUITY (DEFICIT)

The Company was established with one class of stock, common stock – 400,000,000 shares authorized at a par value of $0.001.

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

On October 3, 2012, the Company agreed to issue 2,000,000 common shares at a value of .001 per share to a third party for services performed including analysis of business activities, financing and coordinating financial and legal reports.  The services were to be performed over a period of six months commencing from the contract date.  The shares were unissued at December 31, 2012 and $978 has been amortized over the services period and recorded as compensation.

On November 3, 2012, the Company agreed to issue 1,500,000 common shares at a value of .001 per share to a third party for services performed including business development with the Companies sponsoring our technology programs inPharma stores.  The services were to be performed over a period of six months commencing from the contract date.  The shares were unissued at December 31, 2012 and $481 has been amortized over the service period and recorded as compensation.

On November 6, 2012, the Company completed the first stage of the acquisition of iSpeedzone by completing a share exchange agreement whereby the Company acquired 38% percent of the shares of iSpeedzone in exchange for the issuance of 50,000,000 common shares of the Company. The Company is in process of completing their due diligence with respect to the acquisition of iSpeedzone. It is anticipated that the acquisition will be accounted for as a reverse merger. At the time of the completion of the acquisition and the full issuance of the common shares to the owners of iSpeedzone, the Company will reclassify the deposit to the applicable accounts and value the transaction accordingly. The Company has valued the deposit at par value.

On December 20, 2012, the Company amended its articles of incorporation to increase its authorized common shares to 400,000,000.

The Company has not issued any options or warrants to date.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

NOTE 4 - ADVANCES PAYABLE

As of December 31, 2012 and March 31, 2012, the Company had advances payable outstanding to a third party of $15,000, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 5 - ADVANCES PAYABLE - SHAREHOLDERS

As of December 31, 2012 and March 31, 2012, the Company had advances payable of $78,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of December 31, 2012 and March 31, 2012, the Company also had related party advances payable of $88,182and $25,042, respectively, due to a director who is also a related party shareholder of the Company.   These related party advances are non-interest bearing, unsecured and are payable on demand.

NOTE 6 - INCOME TAXES

As of December 31, 2012 and March 31, 2012, the Company had no significant current or deferred taxes.

The net deferred tax asset consists of the following at December 31, 2012 and March 31, 2012:

	DECEMBER 31, 2012	MARCH 31, 2012
Net taxable losses	$119,020	$95,496
Deferred income tax liabilities	-	-
Subtotal	119,020	95,496
Valuation allowance	(119,020)	(95,496
Net	$-	$-

Based upon the net operating losses incurred since inception, management has determined that the deferred tax asset as of December 31, 2012, will likely not be recognized.  Consequently, the Company has established a valuation allowance against the entire deferred tax asset.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2012
(UNAUDITED)

NOTE 6 - INCOME TAXES (CONTINUED)

As of December 31, 2012, the Company had a net operating loss carry forward of approximately $436,921 with an initial carry forward period of 20 years.  A reconciliation of income taxes computed at the statutory income tax rate to the provision (benefit) for income taxes for the periods ended December 31, 2012 and March 31, 2012, is as follows:

	DECEMBER 31, 2012	MARCH 31, 2012
Statutory tax at 34%	$(148,553)	$(124,464)
Permanent differences – primarily stock-based compensation	29,533	28,968
Valuation allowance	119,020	95,496
Provision (benefit) for income taxes	$-	$-

NOTE 7 – DEPOSIT FOR iSPEEDZONE

The Board of Directors of Technolgies Scan Corp., approved the execution of a letter of intent dated as of September 5, 2012, with 6285431 Canada Inc., known as iSpeedzone, a private company organized under the laws of Canada. In accordance with the terms and provisions of the Letter of Intent, the Company will enter into a share exchange agreement and acquire the total issued and outstanding shares of common stock of iSpeedzone from the iSpeedzone shareholders in exchange for the issuance by the Company to the iSpeedzone shareholders on a pro rata basis of approximately 130,500,000 shares of its restricted common stock. This will result in iSpeedzone becoming the wholly-owned subsidiary of the Company. iSpeedzone is a social network driven by arts, sports and recreational activities. It has the objective of providing certain services including event coordination, activity coordination, multimedia platform creation, video/WEB-HD production, event promotion and advertising concept creations.   the closing of the proposed share exchange within 45 days from the date of the Letter of Intent is subject to the satisfaction of certain conditions precedent including, but not limited to, the following: (i) the Company and iSpeedzone shall have obtained all authorizations, approvals or waivers that may be necessary or desirable in connection with the transactions contemplated by the exchange agreement; (ii) the Company and iSpeedzone shall have complied with all warranties, representations, covenants and agreements therein agreed to be performed or caused to be performed on or before the closing date; (iii) no action or proceedings in law or in equity shall be pending or threatened by any person, company, firm, governmental authority, regulatory body or agency to enjoin or prohibit any of the transactions contemplated by the exchange agreement; (iv) completion by each of the Company and iSpeedzone of an initial due diligence and operations review of the other's respective businesses and operations; (v) no material loss or destruction of or damage to the Company or iSpeedzone shall have occurred; and (vi) the board of directors of the Company and iSpeedzone shall have ratified the terms and conditions of the definitive share exchange agreement.On November 6, 2012, the Company completed the first stage of the acquisition of iSpeedzone by completing a share exchange agreement whereby the Company acquired 38% percent of the shares of iSpeedzone in exchange for the issuance of 50,000,000 common shares of the Company.

NOTE 8 – SUBSEQUENT EVENTS

On January 7, 2012, the Company issued 3,500,000 common shares to a third parties for services performed at .001 per share.  See note 3.

On February 15, 2013, the Company signed a memorandum of amendment in which the closing of the share exchange agreement with iSpeedzone would occur on February 28, 2013.  On February 15, 2013, Technologies Scan Crop. agreed to issue 20,000,000 shares to iSpeedzone for an additional interest of 15.2% of the shares of iSpeedzone.

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

Critical Accounting Policies and Estimates

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. In addition, these accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the nine months ended December 31, 2012.

The following discussion of our financial condition and results of operations should be read in conjunction with our condensed unaudited interim financial statements for the nine months ended September 30, 2012 and 2011, together with notes thereto, as included in this Quarterly Report on Form 10-Q, and our audited financial statements for the years ended March 31, 2012 and 2011, together with notes thereto, as included in our Annual Report on Form 10-K filed on July 16, 2012.

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

On February 15, 2013, we entered into that certain amendment to the Letter of Intent (the "Amendment") with iSpeedzone. The Amendment provided that the closing date would be extended to February 28, 2013 and that we would agree to issue a further 20,000,000 shares of our restricted common stock for an additional 15.2% equity interest.

RESULTS OF OPERATIONS

	Nine Month Periods Ended December 31
	2012	2011

Revenues	-0-	-0-
Cost of Revenues	-0-	-0-
Gross Profit	-0-	-0-
Operating Expenses
Professional Fees	48,179	36,141
General and Administrative	18,864	22,261
TotaLoss from Operations	(67,043)	(58,402)
Other Income (Expense)
Foreign currency exchange gain (loss)	(3,808)	(157)
Net Loss	(70,851)	(58,559)
Currency Translation Adjustment	15
Comprehensive Loss	(70,836)	(58,559)

For the Nine Month Period Ended December 31, 2012, as Compared to the Nine Month Period Ended December 31, 2011

Our comprehensive loss for the nine month period ended December 31, 2012 was ($70,836)  compared to comprehensive loss of ($58,559) during the nine month period ended December 31, 2011 (an increase of $12,277).

During the nine month periods ended December 31, 2012 and December 31, 2011, we did not generate any revenue.

During the nine month period ended December 31, 2012, we incurred operating expenses of $67,043 compared to $58,402 incurred during the nine month period ended December 31, 2011 (an increase of $8,641). Operating expenses incurred during the nine month periods ended December 31, 2012 as compared to December 31, 2011 consisted of: (i) professional fees of $48,179 (2011: $36,141); and (ii) general and administrative of $18,864 (2011: $22,261. Operating expenses increased based upon the increase in the scope and scale of our business operations. Operating expenses include overhead expenses such as rent, management and staff salaries, general insurance, marketing, accounting, legal and offices expenses.

During the nine month period ended December 31, 2012, we further incurred a foreign currency exchange loss of ($3,808) as compared to ($157) incurred during the nine month period ended December 31,  2011. This resulted in a net loss of ($70,851) compared to a net loss of ($58,559) for the nine month period ended December 31, 2011.

During the nine month period ended December 31, 2012, we recorded a currency translation adjustment of $15 compared to $-0- during the nine month period ended December 31, 2011.

Thus, our comprehensive net loss for the nine month period ended December 31, 2012 was ($70,836) compared to a comprehensive net loss for the nine month period ended December 31,  2011 of ($58,559).

For the Three Month Period Ended December 31, 2012, as Compared to the Three Month Period Ended December 31, 2011

Our comprehensive loss for the three month period ended September 30, 2012 was ($21,653) compared to comprehensive loss of ($23,593) during the three month period ended December 31, 2011 (a decrease of $1,886).

During the three month periods ended December 31, 2012 and December 31, 2011, we did not generate any revenue.

During the three month period ended December 31, 2012, we incurred operating expenses of $21,086 compared to $23,653 incurred during the three month period ended December 31, 2011 (a decrease of $2,567). Operating expenses incurred during the three month periods ended December 31, 2012 as compared to December 31, 2011 consisted of: (i) professional fees of $17,524 (2011: $15,315); and (ii) general and administrative of $3,562 (2011: $8,338). The reason for the decrease in operating expenses during the three month period ended December 31, 2012 from December 31, 2011 was based upon a decrease in our general and administrative expenses of $4,776.

During the three month period ended December 31, 2012, we further incurred a foreign currency exchange loss of ($543) as compared to a gain of $60 incurred during the three month period ended December 31, 2011. This resulted in a net loss of ($21,629) compared to a net loss of ($23,593) for the three month period ended December 31, 2011.

During the three month period ended December 31, 2012, we recorded a currency translation adjustment of ($24) compared to $-0- during the three month period ended December 31, 2011.

Thus, our comprehensive net loss for the three month period ended December 31, 2012 was ($21,653) compared to a comprehensive net loss for the three month period ended December 31, 2011 of ($23,593).

LIQUIDITY AND CAPTIAL RESOURCES

As of December 31, 2012

As of December 31, 2012, our current assets were $54,998 and our current liabilities were $253,453, which resulted in a working capital deficit of $198,455. As at December 31, 2012, current assets were comprised of: (i) $3,536 in cash; (ii) $1,462 in other receivable; and (iii) $50,000 in deposit.

As of December 31, 2012, our total assets were $54,998 comprised entirely of current assets.

As of December 31, 2012, our current liabilities were comprised of: (i) $70,812 in accounts payable and accrued expenses; (ii) $15,000 in advances payable; (iii) $166,182 in accounts payable - shareholders; and (iv) $1,459 in liability for stock to be issued.

As of December 31, 2012, our total liabilities were $253,453 comprised entirely of current liabilities.

Stockholders’ deficit increased from ($177,619) as of March 31, 2012 to ($198,455) as of December 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended December 31, 2012, net cash flows used in operating activities was ($59,845) consisting primarily of a net loss of ($70,851). Net cash flows from operating activities was adjusted by $1,459 for liability to issue common stock for services. Net cash flows from operating activities was further changed by a decrease of $573 in other current asset and by an increase of $910 in other receivables and $9,884 in accounts payable and accrued expenses.

For the nine month period ended December 31, 2011, net cash flows used in operating activities was ($41,263) consisting primarily of net loss of ($58,559). Net cash flow from operating activities was changed by a decrease of $869 in other current asset and an increase of $16,157 in accounts payable and accrued expenses and $270 in other receivables.

Cash Flows from Financing Activities

For the nine month period ended December 31, 2012, net cash flows provided by financing activities was $63,140 compared to net cash flows used in financing activities of $40,708 for the nine month period ended December 31, 2011. Net cash flows used in financing activities for the nine month period ended December 31, 2012 consisted of $63,140 in proceeds from advances payable from shareholders. Net cash flows used in financing activities for the nine month period ended December 31, 2011 consisted of $25,708 in proceeds from advances payable from shareholders and $15,000 in advances payable.

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

MATERIAL COMMITMENTS

Advances Payable

As of December 31, 2012, we have advances payable outstanding to a third party of $15,000. This advance is non-interest bearing, unsecured and payable on demand.

Advances Payable - Shareholder

As of December 31, 2012, we have advances payable of $78,000 due to two of our shareholders. These advances are non-interest bearing, unsecured and payable on demand.

As of December 31, 2012, we have related party advances of $88,182 and $256,042 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and payable on demand.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934 , as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president/chief executive officer and our secretary, treasurer/chief financial officer to allow for timely decisions regarding required disclosure.

As of December 31, 2012,  the end of our quarter covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President/Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President/Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this Quarterly Report.  Non-effectiveness of disclosure controls was primarily a function of our increasing current scale and scope of operations.

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

As of December 31, 2012, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our Chief Executive Officer in connection with the review of our financial statements as of December 31, 2012.

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

AUDIT COMMITTEE REPORT

Our Board of Directors has not established an audit committee. The respective role of an audit committee has been conducted by our Board of Directors. We intend to establish an audit committee during fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our Board of Directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

The shares were issued to  non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The iSpeedzone shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

Biography

Mr. Danny Gagné started his career by serving in the Canadian Armed Forces (Royal 22 nd Regiment) from 1985 to 1996.  During those years, he also managed two musical talent agencies, Érik Alexandre and Double Impact.  When Mr. Gagne retired from the Canadian Armed Forces, he followed his passion for automobiles and sports car racing for the next fifteen years. He put together racing car prototypes and developed his own model of a racing car called the [Missing Graphic Reference]Guepard".  Since car racing is a seasonal occupation, from 1998 on, Mr. Gagné developed various Internet sites and CRM concepts to manage companies using the Internet.  In 2010, Mr. Gagne decided to use this talent and experience to launch his own venture that complimented  his life’s passion for arts, sports and entertainment. This resulted in creation of the private company iSpeedzone.  As an architect of various concepts, he hired various teams of programmers to put together a specialized classified ad website with innovative features called GlobShopping.com.  The two concepts were married together using unique and innovative approaches that management believes is an Internet first.  Mr. Gagné remains the founder and chief executive officer of iSpeedzone.

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

Technologies Scan Corp., a Nevada corporation

February 21, 2013	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
President, Director
(Principal Executive Officer)

February 21, 2013	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)