Form 10-K
period 2013-03-31
Technologies Scan Corp
filed 2013-07-15
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.  Approximately $22,830,000, on September 30, 2012.

As of July 15, 2013, there were 117,650,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

ITEM 1. BUSINESS

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

SOCIAL GEEK MEDIA INC.

Our board of directors previously approved the execution of a letter of intent dated as of April 27, 2013 and as amended May 17, 2013 (the "Letter of Intent") with Social Geek Media Inc., a private company organized under the laws of Canada ("Social Geek"). In accordance with the terms and provisions of the Letter of Intent, both we and Social Geek completed their respective due diligence and, therefore, executed a license agreement.

Social Geek has developed a line of food supplement and nutritional products known under the brand name "Proteina21" (the "Proteina21 Products"). Social Geek has also developed a marketing and commercialization strategy, including an online automated platform to accept orders, process payment, ship products and provide customer support for its Proteina21 Products

License Agreement

On May 24, 2013, our board of directors approved the execution of a fifteen year license agreement (the "License Agreement") with Social Geek and Patrick Aube ("Aube"). In accordance with the terms and provisions of the License Agreement, Social Geek granted to us and we accepted the rights to an exclusive license for the Proteina21 products, including marketing, selling and distributing within the United States of America, subject to the terms and conditions set forth in the License Agreement. We agreed to use our best efforts in order to actively promote the sales of the Proteina21 products pursuant to the License Agreement and to develop the market for the Proteina21 Products in the United States. Social Geek also granted to us the right to use its trademarks in connection with the promotion, marketing and sale of Proteina21 products in the United States and the right to use the applicable trademarks in relation with the promotional items and product packaging, Social Geek's marketing resources, and materials.  Furthermore, we may not grant any license rights related to the Proteina21 to third parties without the prior written approval of Social Geek, such approval being at Social Geek's sole discretion; provided, however, that we may, with the approval of Social Geek, grant all or any of its license rights granted to it under the License Agreement to any of our affiliates.

In further accordance with the terms and provisions of the License Agreement, we will issue to Social Geek a total of 200,000,000 common shares of our restricted common stock in consideration for the acquisition of the exclusive rights to the Proteina21 license for the United States of which the first region to be developed by us shall be the North East Region. The North East Region shall consist of Division I (New England) Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut and Division 2 (Mid Atlantic) New York, Pennsylvania and New Jersey. As of July 15, 2013 the Company has not issued any shares to Social Geek.

Addendum to License Agreement

On May 24, 2013, we entered into an addendum to the License Agreement (the "Addendum) with Patrick Aube and Social Geek pursuant to which we shall have an exclusive one year option to acquire the rights to Canada as well as the established client base, and a further exclusive two year option to acquire the rights to Europe.

iSPEEDZONE

Letter of Intent. Out board of directors approved the execution of a letter of intent dated as of September 5, 2012 (the "Letter of Intent"), with 6285431 Canada Inc., known as "iSpeedzone", a private company organized under the laws of Canada ("iSpeedzone"). In accordance with the terms and provisions of the Letter of Intent, we were to enter into a share exchange agreement and acquire the total issued and outstanding shares of common stock of iSpeedzone from the iSpeedzone shareholders in exchange for the issuance by us to the iSpeedzone shareholders on a pro rata basis of approximately 130,500,000 shares of our restricted common stock. This would have resulted in iSpeedzone becoming our wholly-owned subsidiary. iSpeedzone is a social network driven by arts, sports and recreational activities. It has the objective of providing certain services including event coordination, activity coordination, multimedia platform creation, video/WEB-HD production, event promotion, and advertising concept creations.

In further accordance with the terms and provisions of the Letter of Intent, the closing of the proposed share exchange within 45 days from the date of the Letter of Intent was subject to the satisfaction of certain conditions precedent including, but not limited to, the following: (i) we and iSpeedzone shall have obtained all authorizations, approvals or waivers that may be necessary or desirable in connection with the transactions contemplated by the exchange agreement; (ii) we and iSpeedzone shall have complied with all warranties, representations, covenants and agreements therein agreed to be performed or caused to be performed on or before the closing date; (iii) no action or proceedings in law or in equity shall be pending or threatened by any person, company, firm, governmental authority, regulatory body or agency to enjoin or prohibit any of the transactions contemplated by the exchange agreement; (iv) completion by us and  and iSpeedzone of an initial due diligence and operations review of the other's respective businesses and operations; (v) no material loss or destruction of or damage to us or iSpeedzone shall have occurred; and (vi) our board of directors and the board of directors of iSpeedzone shall have ratified the terms and conditions of the definitive share exchange agreement. .

Rescission Agreement. Our board of directors approved the execution of an agreement of rescission dated April 12, 2013 (the "Rescission Agreement"), with iSpeedzone. In accordance with the terms and provisions of the Rescission Agreement, we and iSpeedzone agreed not to combine our respective business operations and, therefore, rescinded and terminated the Letter of Intent. In further accordance with the terms and provisions of the Rescission Agreement, we and iSpeedzone mutually released one another from any and all claims and/or causes of action relating to the Letter of Intent. As of March 31, 2013, the Company had 70,000,000 shares issued and outstanding to iSpeedzone pursuant to the agreement. These shares were canceled in April of 2013.

INFOSCAN RODUCTS

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

Sales and Marketing

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

Growth Strategy

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

Suppliers

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

Website

We own the web domains www.info-scan.ca and www.techno-scan.com. However, we do not currently have a website for our company. We hope to develop a website, which will provide a description of our business together with our contact information including our address, telephone number and e-mail address. We also believe that we can use our website to facilitate sales of our products.

Competition

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

Government Regulation

We are also subject to Canadian, U.S. federal laws and state laws and regulations generally applied to businesses. We believe that we are in conformity with all applicable laws in the State of Nevada, Canada and the United States.

Research and Development

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

Intellectual Property

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

Insurance

We currently do not maintain any insurance.

Employees

As of June 30, 2013, we have no employees other than our two officers, Gilbert Pomerleau and Ghislaine St-Hilaire.  We do not currently have formal employment agreements with our officers.  We anticipate that we will retain independent contractors as consultants to support our expansion and business development. We are not a party to any employment agreements.

Facilities

Our executive, administrative and operating offices are located at 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2.   The lease calls for monthly payments of approximately US$500.  We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Legal Proceedings

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

PROTEINA21 PRODUCTS

Proteina21 are protein-based food products and supplements designed by Social Geek to help people lose weight and keep it off while respecting nutrition and medical ethics.  The Proteina21 diet limits the consumption of foods containing sugar and fat. Depending on one's weight, one needs to consume their daily quantity of Protein21 products. The high quality protein used in the manufacturing of Protein21 products is treated with the Amino3 technology, an exclusive process developed by Social Geek that offers a superior amino acid complex and increases the absorption of protein in the body.

Marketing and Distribution Strategies

Our marketing strategy to be used by us to differentiate ourselves from the many competitors in the marketplace will be to emphasize the high quality products available at better price points than typically available. We will concentrate our marketing efforts in the North East Region of the United States. The North East Region shall consist of Division I (New England) Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut and Division 2 (Mid Atlantic) New York, Pennsylvania and New Jersey.

As of the date of this Annual Report, we do not have any distribution capabilities or agreements with third party distributors. Upon commencement of the marketing and distribution of the Proteina21 products, we intend to emphasis distribution to gain entry into the marketplace in the North East Region. Once brand popularity is achieved in the North East Region, sales distribution will be expanded. We will operate via a distributor network and will employ a commissioned sales team to introduce and promote the Proteina21 product line. A sales team will also distribute sell sheets and product information brochures to be available for customers to review the product line and find out more information about the products.

• Product Information Brochures/Sell sheets
Informational brochures to be distributed by sales team to distributors for consumers Timing: All year
Cost: $7,500

• Business cards
Business cards for sales team
Timing: All year
Cost: $500

Distribution will be highly targeted in the first year of operation to gain entry into the marketplace in the North East Region. Once brand popularity is achieved, sales distribution will be expanded. To curb expenses, the sales team will be paid strictly on a commission basis.

Government Regulation

External factors, especially government regulations, affect the diet nutrition industry greatly. At the current time, the diet nutrition industry is not strictly regulated for over-the-counter products. The lack of substantial regulation will ease entry into the market. One tainted product or mishap in the diet supplement industry spreads quickly and an unfortunate consequence is a tarnished image for the industry as a whole. While economic factors do play a role in overall consumer spending, the diet, vitamin and wellness category seems to be on an upswing despite difficult economic times.

While the Proteina21 products will fall under the “dietary supplement” category, we can assume that the trend would be similar, or at the very least, stable in terms of growth. Social trends towards taking better care of oneself will certainly help the diet nutrition market, especially in the area of marketing to more mainstream consumers by expanding product lines. Management believes that opportunity exists in this area providing companies seize the opportunity to expand their product lines and market to this overall mainstream segment of consumers on a separate level.

Technological breakthroughs in the area of functional foods and increased studies in the area of diet, wellness and nutrition certainly do play a part in new product potential for dietary supplements, nutraceuticals, diet nutrition, diet supplements and diet/functional beverages. All food markets will benefit from research done in this area from everyday foodstuffs on your grocery store shelf to the highly specialized “cocktail” preparations of diet supplements.

Competition

As of the date of this Annual Report, we will operate in a highly competitive industry competing with other diet supplement and nutritional companies. Many of our competitors will have financial resources, staff and facilities substantially greater than ours. The principal area of competition is encountered in the financial ability to cost effectively distribute and market the current product line. However, we believe the pricing for the Proteina21 products is very competitive when compared to other competitors and remain competitive in the online realm pricing based upon negotiated low wholesale costs and marketing and distribution costs. We believe that the price points reflect the greater “research and quality” of the Proteina21 products. Taste and new “gourmet” flavors seem to be of importance in determining the likability of a product and would seem to cater more to the mainstream consumers. Many of the competitors have created “cocktail” blends of supplements to increase this and burn off that. However, we believe that this creates an opportunity for us to successfully market the Proteina21 products consisting of a proprietary blend.

ITEM 1A. RISK FACTORS

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

RISKS RELATED TO OUR BUSINESS

We have a limited operating history upon which an evaluation of our prospects can be made.

We were incorporated in March 2009. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues. As of the date of this Annual Report, we have not commenced business operations involving the marketing and sale and distribution of the Proteina21 products. We may never be successful in developing a market for either the Proteina21 products or our InfoScan products and thus may never become profitable. Therefore, our ability to operate our business successfully remains untested.  If we are successful in marketing the InfoScan and Proteina21 products, we anticipate that we will retain future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of the Proteina21 products and our InfoScan products. If we are not successful in commercializing our lead products or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

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

As of March 31, 2013, our net loss since inception was $452,280. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

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

If the use of the Proteina21 products harm people, we could be subject to costly and damaging product liability claims.

We may be exposed to potential product liability risks that are inherent in the testing, manufacturing and marketing of diet supplements and nutrition products. Side effects and other liability risks could give rise to viable product liability claims against us. We have not yet obtained insurance coverage and, if we do so, we may not be able to maintain this insurance on acceptable terms. Moreover, insurance may not provide adequate coverage against potential liabilities. As a result, product liability claims, even if successfully defended, could have a material adverse effect on our business, financial condition and results of operations.

The commercial success of the Proteina21 products will depend upon the degree of market acceptance by consumers.

If the Proteina21 products do not gain market acceptance by consumers, we may not generate sufficient product revenue and we may not ever become profitable. The degree of market acceptance of the Proteina21 products will depend on a number of factors, including:

•	the prevalence of any side effects;

•	any limitations or warnings in the product’s approved labeling;

•	the efficacy and potential advantages over alternative products;

•	pricing;

•	the willingness of the target population to try new diet supplements and nutrition products;

•	the strength of marketing and distribution support and timing of market introduction.

Even if a potential Proteina21 product displays a favorable efficacy, market acceptance of the product will not be known until well after it is launched. Our efforts to educate the consumer about the benefits of the Proteina21 products may never be successful and, in any event, would require the expenditure of significant resources, which resources we currently do not have and may never be successful in raising. If we are not successful in building market acceptance for the Proteina21 products, we may never generate sufficient revenue or achieve or maintain profitability.

Adverse changes or interruptions in our relationships with third parties could affect our business operations and reduce our revenues.

Our business is substantially dependent on our relationship with Social Geek with regards to contractual relations, which terms could affect our access to the Proteina21 products and inventory and reduce our potential revenues. As of the date of this Annual Report, we have not actively received any services or products from Social Geek. In the event our relations with Social Geek should fail, we do not have a third-party back-up source which will provide the diet supplements and nutrition products to us. The relationship we have with Social Geek is freely terminable upon notice. This arrangement is not exclusive. We cannot assure you that our arrangements with Social Geek or future third parties will remain in effect or that Social Geek or any of these third parties will continue to supply us and our agents with the same level of access to inventory in the future. If access to inventory is affected, or our ability to obtain inventory on favorable economic terms is diminished, it may reduce our revenues. Our failure to establish and maintain representative relationships for any reason could negatively impact our websites and reduce our revenues.

Management lacks any formal training or experience relating to the InfoScan products in consumer electronics, computers, and pharmacy products.

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

We are relatively a new entrant into the diet supplements and nutrition products industry without profitable operating history.

Since inception, our activities have been limited to organizational efforts and obtaining working capital and developing and marketing our InfoScan products. As a result, there is limited information regarding potential revenue generation relating to the Proteina21 products. And, therefore, our future revenues may be limited to our InfoScan products. The business of diet supplements and nutrition products is subject to many risks and our potential profitability depends upon factors beyond our control. Our potential profitability is dependent upon many factors and risks beyond our control, including, but not limited to: (i) unanticipated termination of any relations with third-party suppliers, including Social Geek; (ii) acceptance of Proteina21 diet and nutrition products in the marketplace; (iii) potential product liability suits; (iv) delays in transportation and delivery of the Proteina21 products to us; and (v) government permit restrictions and regulation restrictions.

We fact intense competition in the market for diet supplements and nutrient products and if we are unable to compete successfully, our business will suffer.

We face competition from other diet supplements and nutrition product companies and biotechnology companies. Numerous nutriceutical companies have publicly announced their intention to develop and market products for the diet supplement industry similar to the Proteina21 product line. These nutriceutical companies have substantially greater financial and other resources and development capabilities than we do and have substantially greater experience in undertaking manufacturing and marketing and distribution of diet supplements and nutrition products. In addition, our competitors may succeed in developing and commercializing products that are more effective than those that we propose to market. The existence of these products and other products of which we are not aware or products that may be developed in the future may adversely affect the marketability of the Proteina21 products by rendering them less competitive or obsolete.

If we are unable to establish sales, marketing and distribution capabilities, or to enter into agreements with third parties to do so, we will be unable to successfully market and sell future drug products.

We have no experience with marketing, sales and distribution of drug products and have only recently established pre-commercial capability in those areas. If we are unable to establish capabilities to sell, market and distribute our products, either by developing our own capabilities or entering into agreements with others, we will not be able to successfully sell our future drug products. In that event, we will not be able to generate significant revenues. We cannot guarantee that we will be able to hire the qualified sales and marketing personnel we need. We may not be able to enter into any marketing or distribution agreements with third-party providers on acceptable terms, if at all.

We have limited marketing and sales capabilities.

Our future success depends, to a great extent, on our ability to successfully market the InfoScan and Proteina21 products. We currently have limited sales and marketing capabilities. Consequently, we will need to identify and successfully target particular market segments in which we believe we will have the most success. These efforts will require a substantial, but unknown, amount of effort and resources. We cannot assure you that any marketing and sales efforts undertaken by us will be successful or will result in any significant sales.

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

RISKS RELATED TO OUR COMMON STOCK.

Our officers and directors own approximately 47.27% of our outstanding shares of common stock, allowing these shareholders to control matters requiring approval of our shareholders.

Our officers and directors beneficially own, in the aggregate, approximately 47.27% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  In addition, our officers and directors can control matters requiring approval by our security holders, including the election of directors.

Investors should not look to dividends as a source of income.

In the interest of reinvesting initial profits back into our business, we do not intend to pay cash dividends in the foreseeable future.  Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

The trading price of our common stock on the OTC Bulletin Board will fluctuate significantly and stockholders may have difficulty reselling their shares.

Our common stock commenced trading on the OTC Bulletin Board approximately January 1, 2013. As of the date of this Annual Report, our common stock trades on the Over-the-Counter Bulletin Board. There is a volatility associated with Bulletin Board securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; (viii) general economic trends; and ix) Commodity price fluctuation

In addition, stock markets have experienced price and volume fluctuations and the market prices of securities have been highly volatile. These fluctuations are often unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional Issuance of Equity Securities May Result in Dilution to Our Existing Stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 400,000,000 shares of common stock. The board of directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including issuances to Social Geek in accordance with contractual terms, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, your proportionate ownership interest and voting power will be decreased accordingly. Further, any such issuance could result in a change of control.

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

All of Our Directors and Officers are Outside the United States With the Result That it May Be Difficult for Investors to Enforce Within the United States Any Judgments Obtained Against Us or Any of Our Directors or Officers.

All of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to effect service of process on our directors or officers, or enforce within the United States or Canada any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them. In addition, investors may not be able to commence an action in a Canadian court predicated upon the civil liability provisions of the securities laws of the United States.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Property held by us. As of June 30, 2013, we do not own any interests in real estate.

Our Facilities. Our executive, administrative and operating offices are located at 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2. On July 5, 2010, we entered into a lease agreement that calls for monthly payments of approximately $500 USD. The lease expires on October 31, 2013. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELAED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the Over-the-Counter Bulletin Board and OTCQB under the symbol “TENP.” Our shares commenced trading approximately January 1, 2013. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the NASDAQ OTC:BB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
March 31, 2013	$0.21	$0.20
June 30, 2013	$0.16	$0.09

HOLDERS

The approximate number of stockholders of record at June 30, 2013 was 38.  The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors.

RECENT SALES OF UNREGISTREED SECURITIES

During fiscal year ended March 31, 2013 and to date, we issued an aggregate of 73,500,000 shares of unregistered common stock as follows:

The Company issued 3,500,000 shares to consultants for services provided to the Company. The Company valued the shares for services at $0.003, the average price per share paid by previous investors, which resulted in an expense of $10,500.

iSpeedzone

We issued an aggregate of 70,000,000 shares of our restricted common stock at a per share price of $0.001 to the shareholders of iSpeedzone in accordance with the terms and provisions of the proposed definitive share exchange agreement. The shares were issued in a private transaction in exchange for the acquisition by us of 38% of the total issued and outstanding shares of common stock of iSpeedzone. The shares were issued to non-United States residents in reliance on Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The iSpeedzone shareholders acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

On April 12, 2013, our board of directors approved the execution of an agreement of rescission with iSpeedzone" pursuant to which the 70,000,000 shares of common stock issued to ispeedzone were cancelled and returned to treasury.

Consulting Services

We issued an aggregate of 3,500,000 shares of our restricted common stock at a per share price of $0.003 to two consultants for services rendered.  The shares were issued in a private transaction to two non-United States residents in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Social Geek

On May 17, 2013, in accordance with the terms and provisions of the License Agreement, we will issue to Social Geek a total of 200,000,000 common shares of our restricted common stock in consideration for the acquisition of the exclusive rights to the Proteina21 licence for the United States of which the first region to be developed by the Company shall be the North East Region. When we issue the shares (which effective date will be deemed May 17, 2013), the shares will be issued in a private transaction to Social Geek as a non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Social Geek acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities. As of July 15, 2013 the Company has not issued any shares to Social Geek.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of July 15, 2013, we had no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

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

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2013, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a developmental stage company and have not generated any revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

Our comprehensive net loss for fiscal year ended March 31, 2013 was $87,395 compared to a comprehensive net loss of $102,629 during fiscal year ended March 31, 2012, a decrease of $15,234. During fiscal years ended March 31, 2013 and March 31, 2012, we did not generate any revenue.

During fiscal year ended March 31, 2013, we incurred operating expenses of $82,402 compared to $102,403 incurred during fiscal year ended March 31, 2012, a decrease of $20,001. The decrease in operating expenses was primarily attributable to the decrease in professional fees of $20,028.

During fiscal year ended March 31, 2013, professional fees were $52,025 compared to $72,053 in 2012. The decrease was due to less legal fees as the Company did not require the same degree of legal counsel as in the prior year. We did not incur any management fees to our officers or directors during fiscal years ended March 31, 2013 and March 31, 2012. See "Item 11. Executive Compensation”.

During the fiscal year ended March 31, 2013, we incurred other expense in the form of foreign currency exchange loss of $3,808 as compared to $227 for the fiscal year ended March 31, 2012.

During the fiscal year ended March 31, 2013, we recorded a currency translation adjustment of ($1,185) compared to $1 recorded during fiscal year ended March 31, 2012.

Therefore, our comprehensive net loss during fiscal year ended March 31, 2013 was ($87,395) compared to a comprehensive net loss of ($102,629) during fiscal year ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2013

As of March 31, 2013, our current assets were $1,952 and our current liabilities were $256,465, which resulted in a working capital deficit of $254,513. As of March 31, 2013, current assets were comprised of $721 in cash and $1,231 in other receivable. As of March 31, 2013, current liabilities were comprised of: (i) $66,230 in accounts payable and accrued expenses; (ii) $175,235 in accounts payable to related parties; and (iii) $15,000 in advances payable.

As of March 31, 2013, our total assets were $71,952 comprised entirely of: (i) $1,952 in current assets; and (ii) $70,000 in deposits. The increase in total assets during fiscal year ended March 31, 2013 from fiscal year ended March 31, 2012 was due to the increase in deposits of $70,000.

As of March 31, 2013, our total liabilities were $256,465 comprised entirely of current liabilities. The increase in liabilities during fiscal year ended March 31, 2013 from fiscal year ended March 31, 2012 was primarily due to the increase in accounts payable to related parties of $72,193.

Stockholders’ deficit increased from $177,619 for fiscal year ended March 31, 2012 to $184,514 for fiscal year ended March 31, 2013

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For fiscal year ended March 31, 2013, net cash flows used in operating activities was $70,512 compared to $49,344 for fiscal year ended March 31, 2012. Net cash flows used in operating activities for the year ended March 31, 2013 consisted primarily of a net loss of $86,210 compared to $102,630 for the year ended March 31, 2012, which was partially adjusted by $10,500 for value of common stock issued for services. Net cash flows used in operating activities for the year ended March 31, 2013 was further changed by a decrease of other current asset of $573, an increase in other receivables of $677 and accounts payable and accrued expense of $5,302 compared to decrease of other current asset of $869, an increase in other receivables of $679 and accounts payable and accrued expense of  $51,738 for the year ended March 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the fiscal year ended March 31, 2013, net cash flows provided from financing activities was $72,193 compared to $48,504 for fiscal year ended March 31, 2012. Cash flows from financing activities for the fiscal year ended March 31, 2013 consisted of $72,193 in proceeds from advances payable from related parties. Cash flows from financing activities for the fiscal year ended March 31, 2012 consisted of $33,504 in proceeds from advances payable from related parties and $15,000 in advances payable.

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

MATERIAL COMMITMENTS

Advances Payable

As of March 31, 2013, we have advances payable outstanding to a third party of $15,000. This advance is non-interest bearing, unsecured and payable on demand.

Advances Payable - Shareholder

As of March 31, 2013, we have advances payable of $78,000 due to two of our shareholders. These advances are non-interest bearing, unsecured and payable on demand.

As of March 31, 2013, we have related party advances of $97,235 and $25,042 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and payable on demand.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2013 and March 31, 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. Such is the case with accounting for oil and gas activities described below. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our  financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its  financial statements.

OFF-BALANCE SHEET ARRANGMENTS.

We have no off-balance sheet arrangements.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
Technologies Scan Corp
Quebec, Canada

We have audited the accompanying  balance sheet of Technologies Scan Corp (the “Company”) as of March 31, 2013 and the related statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the  financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for my opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of March 31, 2013 and the results of its operations and its cash flows for the year ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 of the accompanying  financial statements, the Company has incurred losses since inception, has a negative working capital balance at March 31, 2013, and has a retained deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are described in Note 3  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Patrick Rodgers, CPA, PA
Altamonte Springs, Florida
July 12, 2013

Report of Independent Registered Public Accounting Firm

To the Directors of
Technologies Scan Corp

We have audited the accompanying balance sheet of Technologies Scan Corp (the "Company") (a development stage company) as of March 31, 2012, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended March 31, 2012 and period March 31, 2009 (Inception) through March 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

KBL, LLP

/s/ KBL, LLP
New York, NY
July 16, 2012

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	MARCH 31,
ASSETS:	2013	2012
CURRENT ASSETS
Cash	$721	$225
Other receivable	1,231	554
Other current asset	-	573
Total current assets	1,952	1,352

OTHER ASSETS
Deposits	70,000	-
Total other assets	70,000	-

TOTAL ASSETS	$71,952	$1,352

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,230	$60,929
Advances payable to related parties	175,235	103,042
Advances payable	15,000	15,000
Total current liabilities	256,465	178,971

TOTAL LIABILITIES	256,465	178,971

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 400,000,000 shares authorized,
187,650,000 and 114,150,000 shares issued and outstanding
at March 31, 2013 and 2012, respectively	187,650	114,150
Additional paid in capital	81,300	74,300
Deficit accumulated during the development stage	(452,280)	(366,070)
Accumulated other comprehensive income	(1,184)	1
Total stockholders' deficit	(184,514)	(177,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,952	$1,352

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED MARCH 31, 2013 AND 2012
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2013

			(INCEPTION)
			THROUGH
			MARCH 31,
	2013	2012	2013

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Professional fees	52,025	72,053	198,594
General and administrative	30,377	30,350	89,892
Advertising expense	-	-	1,800
Research and development	-	-	157,300
LOSS FROM OPERATIONS	82,402	102,403	447,586

NET LOSS BEFORE OTHER EXPENSE	(82,402)	(102,403)	(447,586)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(3,808)	(227)	(4,694)
Total other expense	(3,808)	(227)	(4,694)

NET LOSS	$(86,210)	$(102,630)	$(452,280)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	123,761,918	114,150,000

BASIC AND DILUTED NET LOSS
PER COMMON SHARE	$-	$-

COMPREHENSIVE LOSS:
Net loss	$(86,210)	$(102,630)	$(452,280)
Currency translation adjustment	(1,185)	1	(1,184)
Total comprehensive loss	$(87,395)	$(102,629)	$(453,464)

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2013

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Income	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	$-	$-

Net Loss for the Period	-	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	-	103,950

Net loss for the year	-	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	114,150	74,300	-	(263,440)	(74,990)

Foreign currency gain	-	-	-	1	-	1

Net loss for the year	-	-	-	-	(102,630)	(102,630)

Balance - March 31, 2012	114,150,000	114,150	74,300	1	(366,070)	(177,619)

Foreign currency loss	-	-	-	(1,185)	-	(1,185)

Stock issued for services	3,500,000	3,500	7,000	-	-	10,500

Stock issued in share exchange agreement	70,000,000	70,000	-	-	-	70,000

Net loss for the year	-	-	-	-	(86,210)	(86,210)

Balance- March 31, 2013	187,650,000	187,650	81,300	(1,184)	(452,280)	(184,514)

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR YEARS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2013

			(INCEPTION)
			THROUGH
			MARCH 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(86,210)	$(102,630)	$(452,280)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	10,500	-	95,000
Change in assets and liabilities
Decrease in other current asset	573	869	-
(Increase) in other receivables	(677)	679	(1,231)
Increase in accounts payable and accrued expenses	5,302	51,738	66,231
Net cash (used in) operating activities	(70,512)	(49,344)	(292,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from related parties	72,193	33,504	175,235
Advances payable	-	15,000	15,000
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	72,193	48,504	294,185
EFFECT OF EXCHANGE RATES ON CASH
AND CASH EQUIVALENTS	(1,185)	1	(1,184)

NET INCREASE IN CASH AND CASH EQUIVALENTS	496	(839)	721

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	225	1,064	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$721	$225	$21

SUPPLEMENTAL NONCASH INVESTING
AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2013 AND 2012

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

 NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined by ASC 915.  The Company has devoted substantially all of its efforts to the corporate formation, the raising of capital and attempting to generate customers for the sale of the Company’s products.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; the carrying value and recoverability of long-lived assets, including the values assigned to estimated useful lives of computer equipment; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments and other short-term investments with maturity of three months or less, when purchased, to be cash equivalents.

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the year ended March 31, 2013 and for the cumulative period March 31, 2009 (Inception) through March 31, 2013.

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

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $1,184 and $1 in accumulated other comprehensive income for the periods ended March 31, 2013 and 2012, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the periods ended March 31, 2013 and 2012 was $87,395 and $102,629, respectively.

Fair value of financial instruments measured on a recurring basis

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (U.S. GAAP), and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at March 31, 2013 and March 31, 2012.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Income Tax Provisions

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty income taxes.  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period.  The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented.

There were no potentially dilutive shares outstanding for the period ended March 31, 2013 and March 31, 2012.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of  or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the  financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s  financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s  financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Standards

The Company has adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”), which was formerly known as SFAS 168. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the "SEC") under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants.  All guidance contained in the Codification carries an equal level of authority.  The Codification superseded all existing non-SEC accounting and reporting standards and all other non-grandfathered, non-SEC accounting literature not included in the Positions or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right.  ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis of conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

In May 2011, the Financial Accounting Standards Board (FASB) issued authoritative guidance regarding Fair Value Measurement: Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which resulted in common requirements for measuring fair value and for disclosing information about fair value measurement under both U.S. GAAP and International Financial Reporting Standards (IFRS), including a consistent definition of the term "fair value." The amendments were effective beginning in the first quarter of 2012, and did not have a material effect on our  financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05, Presentation of Comprehensive Income. This update amended the provisions of FASB ASC 220-10 by eliminating the option of reporting other comprehensive income in the statement of changes in stockholders’ equity. Companies will have the option of presenting net income and other comprehensive income in a single, continuous statement of comprehensive income or presenting two separate but consecutive statements of net income and comprehensive income. The new presentation requirements are effective for interim and annual periods beginning after December 15, 2011. The adoption of this standard is not anticipated to have a material impact on our financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08, Testing Goodwill for Impairment. This update amended the provisions of FASB ASC 350-20-35 by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this standard is not anticipated to have a material impact on our financial statements.

The Company has reviewed all other recently issued, but not yet adopted, accounting standards in order to determine their effects, if any, on its results of operation, financial position or cash flows.  Based on that review, the Company believes that none of these pronouncements will have a significant effect on its  financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $452,280 at March 31, 2013, a net loss of $86,210, and net cash used in operating activities of $70,512 for the year ended March 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

 NOTE 4 – STOCKHOLDERS' EQUITY

The Company is authorized to issue 400,000,000 shares of common stock, par value of $0.001.

In the year ended March 31, 2013 the Company issued 73,500,000 shares of which 70,000,000 shares were issued to iSpeedzone pursuant to the share exchange agreement (later canceled, see note 8) and 3,500,000 shares were issued to consultants for services provided to the Company. The Company valued the shares for services at $0.003, the average price per share paid by previous investors, which resulted in an expense of $10,500.

The Company has not issued any options or warrants to date.

 NOTE 5 – ADVANCES PAYABLE

As of March 31, 2013 and March 31, 2012, the Company had advances payable outstanding to a third party of $15,000, respectively.  These advances are non-interest bearing, unsecured and are payable on demand.

NOTE 6 – ADVANCES PAYABLE FROM RELATED PARTIES

As of March 31, 2013 and 2012, the Company had advances payable of $78,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of March 31, 2013 and 2012, the Company also had related party advances payable of $97,235 and $25,042, respectively, due to a director who is also a related party shareholder of the Company. These related party advances are non-interest bearing, unsecured and are payable on demand.

NOTE 7 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of March 31, 2013 and 2012:

	March 31,
	2013	2012

Net operating loss carryover	$121,200	$95,496
Less: Valuation allowance	(121,200)	(95,496)

Deferred tax assets, net of valuation allowance	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2013 and 2012 due to the following:

	March 31,
	2013	2012

Book income	$(86,210)	$(124,464)
Other nondeductible expenses	10,500	28,968
Valuation allowance	75,710	95,496

Provision for income taxes	$-	$-

At March 31, 2013, the Company had net operating loss carryforwards of approximately $121,200 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the March 31, 2013 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal Income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

NOTE 8 – CANCELED SHARE EXCHANGE AGREEMENT WITH iSPEEDZONE

The December 31, 2012 10-Q filing mentioned the potential share exchange agreement with iSpeezone. This share exchange agreement was canceled in April of 2013. All transaction prior to December 31, 2012 relating to the share exchange agreement have been reversed. In the three months ended March 31, 2013, the Company issued 70,000,000 shares pursuant to the shares exchange agreement which were then canceled and returned subsequent to March 31, 2013 (see Note 9). The Company has valued these 70,000,000 shares at par and recorded a $70,000 deposit asset on the balance sheet as of March 31, 2013. The deposit asset will be reversed in the following period as the 70,000,000 shares have been returned to the Company.

NOTE 9 – SUBSEQUENT EVENTS

1.
On April 12, 2013, the board of directors of the Company approved the execution of an agreement of rescission with 6285431 Canada Inc., known as "iSpeedzone", a private company organized under the laws of Canada.  The Company canceled the 70,000,000 common shares issued to ispeedzone on May 8, 2013.

2.
On May 24, 2013, our board of directors approved the execution of a fifteen year license agreement with Social Geek and Patrick Aube. In accordance with the terms and provisions of the License Agreement, Social Geek granted to us and we accepted the rights to an exclusive license for the Proteina21 products, including marketing, selling, and distributing within the United States of America, subject to the terms and conditions set forth in the License Agreement. In further accordance with the terms and provisions of the License Agreement, we will issue to Social Geek a total of 200,000,000 common shares of our restricted common stock in consideration for the acquisition of the exclusive rights to the Proteina21 license for the United States. As of July 15, 2013 the Company has not issued any shares to Social Geek.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 16, 2013, our certifying accountant, KBL, LLP ("KBL"), resigned as our independent registered public accounting firm. We engaged Patrick R. Rodgers ("Rodgers") as our principal independent registered public accounting firm effective May 1, 2013. The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

The report of KBL on our financial statements for fiscal year ended March 31, 2012 (which included the balance sheet as of March 31, 2012, and the statement of operations, cash flows and stockholders’ equity for the year ended March 31, 2012 (and development stage period from inception through March 31, 2012), did not contain an adverse opinion or disclaimer of opinion, nor was it modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern.  During our fiscal year ended March 31, 2012 and during the subsequent period through to the date of KBL's resignation, there were no disagreements between us and KBL, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of KBL, would have caused KBL to make reference thereto in its report on our audited financial statements.

We provided KBL with a copy of the Current Report on Form 8-K and requested that KBL furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not KBL agreed with the statements made in the Current Report on Form 8-K with respect to KBL and, if not, stating the aspects with which they do not agree.  We received the requested letter from KBL wherein it confirmed his agreement to our disclosures in the Current Report with respect to KBL. A copy of KBL's letter was filed as an exhibit to the Current Report filed with the Securities and exchange commission on May 28, 2013.

In connection with our appointment of Rodgers as our principal registered accounting firm at this time, we had not consulted Rodgers on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements. .

ITEM 9A. CONTROLS AND PROCEDURES

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of March 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

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

In accordance with the terms and provisions of the Letter of Intent with iSpeedzone, Danny Gagne was appointed as an Executive Vice President effective October 10, 2012. In accordance with the terms and provisions of the Rescission Agreement, Mr. Gagne resigned effective April 12, 2013.

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

CORPORATE GOVERNANCE

Committees

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

Audit Committee and Financial Expert

Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Director Independence

None of our directors are deemed independent. Our directors also hold positions as officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended March 31, 2013 and 2012.

	Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gilbert Pomerleau,	2013	0	0	0	0	0	0	0	0
CFO, Treasurer,	2012	0	0	0	0	0	0	0	0
Secretary and Director

Ghislaine St-Hilaire,	2013	0	0	0	0	0	0	0	0
President and Director	2012	0	0	0	0	0	0	0	0

OUTSTANDING EQUITY AWARDS

As of March 31, 2013, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Gilbert Pomerleau, CFO, Treasurer, Secretary and Director	0	0	0	0	0	0	0	0	0

Ghislaine St-Hilaire, President and Director	0	0	0	0	0	0	0	0	0

Danny Gagne, Executive Vice President(1)	0	0	0	0	0	0	0	0	0

(1) Mr. Gagne was appointed October 10, 2012 and resigned April 12, 2013.

STOCK OPTIONS//SAR GRANTS. No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2013.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2013:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Gilbert Pomerleau	0	0	0	0	0	0	0

Ghislaine St-Hilaire	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of July 15, 2013 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	Gilbert Pomerleau (2) 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2	13,650,000 shares, CFO, Secretary, Treasurer, Director	11.60%

Common Stock	Ghislaine St-Hilaire 331 Labelle, St-Jerome, Quebec, Canada, J7Z 5L2	41,965,000 shares, President, Director	35.67%

Common Stock	All directors and named executive officers as a group (3 persons)	55,615,000 shares	47.27%

(1)	Percentage of beneficial ownership of our common stock is based on 117,650,000 shares of common stock outstanding as of the date of the table.
(2)	Gilbert Pomerleau, our Chief Financial Officer, Secretary, Treasurer, and a director, directly owns an aggregate 13,650,000 shares.

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

Changes in Control

Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions.

As of March 31, 2013 and 2012, the Company had advances payable of $78,000, respectively due to two shareholders of the Company.  These advances are non-interest bearing, unsecured and are payable on demand.

As of March 31, 2013 and 2012, the Company also had related party advances payable of $97,235 and $25,042, respectively, due to a director who is also a related party shareholder of the Company.   These related party advances are non-interest bearing, unsecured and are payable on demand.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCI[PAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2013 and 2012 for professional services rendered by the principal accountant as well as the previous accountant KBL, LLP for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $20,000 and $26,000, respectively.

Audit-Related Fees

For the fiscal years ended March 31, 2013 and 2012, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2013 and 2012, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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
10.1
Letter of Intent between Technologies Scan Corp. and 6285431 Canada Inc. dated September 5, 2012 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012.

10.2
Rescission Agreement between Technologies Scan Corp. and 6285431 Canada Inc. dated April 12, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2013.

10.3
Letter of Intent between Technologies Scan Corp. and Social Geek Media Inc. dated April 6, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

10.4
Memorandum of Amendment between Technologies Scan Corp. and Social Geek Media Inc. dated May 17, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013.

16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**
_____________
*           Filed herewith.
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

Technologies Scan Corp.,
a Nevada corporation

July 15, 2013	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director (Principal Executive Officer)

July 15, 2013	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Ghislaine St-Hilaire	July 15, 2013
Ghislaine St-Hilaire
Its:	President, Director
(Principal Executive Officer)

By:	/s/ Gilbert Pomerleau	July 15, 2013
Gilbert Pomerleau
Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)