Form 10-K/A
period 2013-03-31
Technologies Scan Corp
filed 2013-07-17
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A
(Amendment No. 1)

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

EXPLANATORY NOTE

Technologies Scan Corp. is filing this Amendment No. 1 to our Annual Report on the Form 10-K for the fiscal year ended March 31, 2013, as filed with the U.S. Securities Exchange Commission on July 15, 2013, to clarify the description of the Company’s outstanding debt.

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

MATERIAL COMMITMENTS

Advances Payable - Shareholder

As of March 31, 2013 and 2012 , we had advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing, unsecured and not payable on demand.

As of March 31, 2013 and 2012 , we had related party advances of $ 112,235 and $ 40 ,042 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and not payable on demand.

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

KBL, LLP

/s/ KBL, LLP
New York, NY
July 16, 2012

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	MARCH 31,	MARCH 31,
ASSETS:	2013	2012
CURRENT ASSETS
Cash	$721	$225
Other receivable	1,231	554
Other current asset	-	573
Total current assets	1,952	1,352

OTHER ASSETS
Deposits	70,000	-
Total other assets	70,000	-

TOTAL ASSETS	$71,952	$1,352

LIABILITIES AND STOCKHOLDERS' DEFICIT:

CURRENT LIABILITIES
Accounts payable and accrued expenses	$66,230	$60,929
Advances payable to related parties	190,235	118,042
Total current liabilities	256,465	178,971

TOTAL LIABILITIES	256,465	178,971

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 400,000,000 shares authorized,
187,650,000 and 114,150,000 shares issued and outstanding
at March 31, 2013 and 2012, respectively	187,650	114,150
Additional paid in capital	81,300	74,300
Deficit accumulated during the development stage	(452,280)	(366,070)
Accumulated other comprehensive income	(1,184)	1
Total stockholders' deficit	(184,514)	(177,619)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$71,952	$1,352

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
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR YEARS ENDED MARCH 31, 2013 AND 2012
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH MARCH 31, 2013

			(INCEPTION)
			THROUGH
			MARCH 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(86,210)	$(102,630)	$(452,280)
Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	10,500	-	95,000
Change in assets and liabilities
Decrease in other current asset	573	869	-
(Increase) in other receivables	(677)	679	(1,231)
Increase in accounts payable and accrued expenses	5,302	51,738	66,231
Net cash (used in) operating activities	(70,512)	(49,344)	(292,280)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from related parties	72,193	48,504	190,235
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	72,193	48,504	294,185
EFFECT OF EXCHANGE RATES ON CASH
AND CASH EQUIVALENTS	(1,185)	1	(1,184)

NET INCREASE IN CASH AND CASH EQUIVALENTS	496	(839)	721

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	225	1,064	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$721	$225	$21

SUPPLEMENTAL NONCASH INVESTING
AND FINANCING ACTIVITIES
Common stock issued for subscriptions receivable	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

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

NOTE 5 - ADVANCES PAYABLE FROM RELATED PARTIES

As of March 31, 2013 and 2012, we had advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing, unsecured and not payable on demand.

As of March 31, 2013 and 2012, we had related party advances of $112,235 and $40,042 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and not payable on demand.

As of March 31, 2013 and 2012, the Company also had related party advances payable of $97,235 and $25,042, respectively, due to a director who is also a related party shareholder of the Company.   These related party advances are non-interest bearing, unsecured and are payable on demand.

NOTE  6 – INCOME TAXES

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

NOTE  7 – CANCELED SHARE EXCHANGE AGREEMENT WITH iSPEEDZONE

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

NOTE  8 – SUBSEQUENT EVENTS

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