Form 10-Q
period 2013-06-30
Technologies Scan Corp
filed 2013-08-19
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

Technologies Scan Corporation
(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

331 LaBelle St.-Jerome, Quebec Canada J7Z 5L2
(Address of principal executive offices)

(855) 492-5245
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 15, 2013
Common Stock, $0.001	117,650,000

TECHNOLOGIES SCAN CORP

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	JUNE 30,	MARCH 31,
	2013	2013
ASSETS:	(Unaudited)	(Audited)
CURRENT ASSETS
Cash	$265	$721
Other receivable	1,433	1,231
Total current assets	1,698	1,952

OTHER ASSETS
Deposits	-	70,000
Total other assets	-	70,000

TOTAL ASSETS	$1,698	$71,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):

CURRENT LIABILITIES
Accounts payable and accrued expenses	$76,820	$66,230
Advances payable to related parties	197,808	190,235
Total current liabilities	274,628	256,465

TOTAL LIABILITIES	274,628	256,465

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 400,000,000 shares authorized,
117,650,000 and 187,650,000 shares issued and outstanding
at June 30, and March 31, 2013, respectively	117,650	187,650
Additional paid in capital	81,300	81,300
Deficit accumulated during the development stage	(470,696)	(452,279)
Accumulated other comprehensive income	(1,184)	(1,184)
Total stockholders' equity (deficit)	(272,930)	(184,513)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,698	$71,952

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH JUNE 30, 2013

	FOR THE THREE MONTHS ENDED JUNE 30,		MARCH 31, 2009 (INCEPTION) THROUGH JUNE 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF REVENUES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES
Professional fees	16,630	13,605	215,224
General and administrative	1,661	9,627	91,552
Advertising expense	-	-	1,800
Research and development	-	-	157,300
LOSS FROM OPERATIONS	18,291	23,232	465,876

NET LOSS BEFORE OTHER EXPENSE	(18,291)	(23,232)	(465,876)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(126)	(502)	(4,820)
Total other expense	(126)	(502)	(4,694)

NET LOSS	$(18,417)	$(23,734)	$(470,696)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	126,205,556	114,150,000
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)

COMPREHENSIVE LOSS:
Net loss	$(18,417)	$(23,734)	$(470,696)
Currency translation adjustment	-	312	(1,184)
Total comprehensive loss	$(18,417)	$(23,422)	$(471,880)

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE THREE MONTHS ENDED JUNE 30, 2013 AND 2012
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH JUNE 30, 2013

	FOR THE THREE MONTHS ENDED,		MARCH 31, 2009 (INCEPTION)THROUGH
	JUNE 30,	JUNE 30,	JUNE 30,
	2013	2012	2013
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,417)	$(23,734)	$(470,696)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	-	-	95,000

Change in assets and liabilities
Decrease (increase) in other current asset	-	573	-
Increase in other receivables	(202)	(662)	(1,433)
Increase in accounts payable and accrued expenses	10,590	1,019	76,820
Net cash used in operating activities	(8,029)	(22,804)	(300,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from advances payable from related parties	7,573	22,652	197,808
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	7,573	22,652	301,758

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	312	(1,184)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(456)	160	265

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	721	225	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$265	$385	$265

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2013 AND MARCH 31, 2013

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

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in The United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information.  Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal and recurring adjustments) have been made which are necessary for a fair financial statements presentation.  The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the cumulative period March 31, 2009 (Inception) through June 30, 2013.

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

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $0 and $312 in accumulated other comprehensive income for the three months ended June 30, 2013 and 2012, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the three months ended June 30, 2013 and 2012 was $18,417 and $23,422, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at June 30, 2013 and March 31, 2013.

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

There were no potentially dilutive shares outstanding for the period ended June 30, 2013 and March 31, 2013.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company, b.  Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity, c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management, d.  principal owners of the Company, e.  management of the Company, f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests, and g.  Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of  or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved, b; . adescription of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements, c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period, and d. aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $470,696 at June 30, 2013, a net loss of $18,417, and net cash used in operating activities of $8,029 for the three months ended June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 4 – LICENSING AGREEMENTS

On May 24, 2013, our board of directors approved the execution of a fifteen year license agreement with Social Geek and Patrick Aube. In accordance with the terms and provisions of the License Agreement, Social Geek granted to us and we accepted the rights to an exclusive license for the Proteina21 products, including marketing, selling, and distributing within the United States of America, subject to the terms and conditions set forth in the License Agreement. In further accordance with the terms and provisions of the License Agreement, we will issue to Social Geek a total of 200,000,000 common shares of our restricted common stock in consideration for the acquisition of the exclusive rights to the Proteina21 license for the United States. As of August 5, 2013 the Company has not yet issued any shares to Social Geek.

One of our directors, Gilbert Pomerleau, is the majority shareholder of Philibert Pomerleau et fils Inc., which holds a 3.3% equity interest in 6444245 Canada, Inc. 6444245 Canada Inc. is the majority shareholder in Social Geek. In accordance with the board of director resolutions, Mr. Pomerleau and the board of directors acknowledged the conflict of interest and Mr. Pomerleau's fiduciary duties to the Company. Based on the board of directors analysis of the transaction and economic opportunities presented to the Company, the board of directors determined that it was in the best interests of the Company and its shareholders to proceed with closing the transaction with Social Geek.

Addendum to License Agreement

On May 24, 2013, we entered into an addendum to the License Agreement (the "Addendum) with Patrick Aube and Social Geek pursuant to which we shall have an exclusive one year option to acquire the rights to Canada as well as the established client base, and a further exclusive two year option to acquire the rights to Europe.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from Related Parties

As of June 30, 2013 and March 31, 2013, we had advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing and unsecured.

As of June 30, 2013 and March 31, 2013, we had related party advances of $119,808 and $112,235 due to a director who is also a majority shareholder. These related party advances are non-interest bearing, unsecured, and payable on demand.

Licensing Agreement

A director of the Company, Gilbert Pomerleau is also a majority shareholder in Social Geek whom the Company has currently executed a licensing agreement described in Note 4.

NOTE 6 – STOCKHOLDERS' EQUITY

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

In the three months ended June 30, 2013, the Company cancelled and was returned the 70,000,000 shares issued to iSpeedzone.

The Company has not issued any options or warrants to date.

NOTE 7 – CANCELED SHARE EXCHANGE AGREEMENT WITH iSPEEDZONE

The December 31, 2012 10-Q filing mentioned the potential share exchange agreement with iSpeezone. All transactions prior to December 31, 2012 relating to the share exchange agreement have been reversed. In the three months ended March 31, 2013, the Company issued 70,000,000 shares pursuant to the shares exchange agreement. The Company valued these 70,000,000 shares at par and recorded a $70,000 deposit asset on the balance sheet as of March 31, 2013.

On April 12, 2013, the board of directors of the Company approved the execution of an agreement of rescission with 6285431 Canada Inc., known as "iSpeedzone," a private company organized under the laws of Canada.  The Company canceled the 70,000,000 common shares issued to ispeedzone and wrote off the deposit asset of $70,000.

NOTE 8 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.
On July 31, 2013, we issued a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, we may redeem by paying the principal plus accrued interest and 6287182 Canada has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The 6287182 Canada Debenture is due July 31, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter.

2.
On July 17, 2013, we issued a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

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

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "Technologies Scan," refers to Technologies Scan Corp.

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

One of our directors, Gilbert Pomerleau, is the majority shareholder of Philibert Pomerleau etfils Inc., which holds of record a 3.3% equity interest in 6444245 Canada, Inc. 6444245 Canada Inc. is the majority shareholder in Social Geek. In accordance with the Board of Director resolutions, Mr. Pomerleau and the board of directors acknowledged the conflict of interest and Mr. Pomerleau's fiduciary duties to the Company. Based on the board of directors analysis of the transaction and economic opportunities presented to the Company, the board of directors determined that it was in the best interests of the Company and its shareholders to proceed with closing the transaction with Social Geek.

Addendum to License Agreement

On May 24, 2013, we entered into an addendum to the License Agreement (the "Addendum) with Patrick Aube and Social Geek pursuant to which we shall have an exclusive one year option to acquire the rights to Canada as well as the established client base, and a further exclusive two year option to acquire the rights to Europe.

iSPEEDZONE

Letter of Intent

Our board of directors approved the execution of a letter of intent dated as of September 5, 2012 (the "Letter of Intent"), with 6285431 Canada Inc., known as "iSpeedzone", a private company organized under the laws of Canada ("iSpeedzone"). In accordance with the terms and provisions of the Letter of Intent, we were to enter into a share exchange agreement and acquire the total issued and outstanding shares of common stock of iSpeedzone from the iSpeedzone shareholders in exchange for the issuance by us to the iSpeedzone shareholders on a pro rata basis of approximately 130,500,000 shares of our restricted common stock. This would have resulted in iSpeedzone becoming our wholly-owned subsidiary. iSpeedzone is a social network driven by arts, sports and recreational activities. It has the objective of providing certain services including event coordinateion, activity coordination, multimedia platform creation, video/WEB-HD production, event promotion and advertising concept creations.

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

Rescission Agreement

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a development stage company and have not generated any revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We believe we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended June 30, 2013 Compared to Three Month Period Ended June 30, 2012.

Our comprehensive net loss for the three month period ended June 30, 2013 was $18,417 compared to a comprehensive net loss of $23,422 during the three month period ended June 30, 2012, a decrease of $5,005. We generated no revenue for the three month periods ended June 30, 2013 and June 30, 2012, respectively.

During the three month period ended June 30, 2013, we incurred operating expenses of $18,291 compared to $23,232 incurred during the three month period ended June 30, 2012, a decrease of $4,941. During the three month period ended June 30, 2013, operating expenses consisted of professional fees of $16,630, which included legal, auditor, edgarizing and transfer agent fees, and general and administrative of $1,661 as compared to the three month period ended June 30, 2012, operating expenses consisted of professional fees of $13,605, which included legal, auditor, edgarizing and transfer agent fees, and general and administrative of $9,627.

Loss from operations for the three month period ended June 30, 2013 was $18,291 compared to loss from operations of $23,232 during the three month period ended June 30, 2012. Operating expenses decreased during the three month period ended June 30, 2013 generally due to decreased general and administrative expenses based upon cost saving measures.

During the three month period ended June 30, 2013, we incurred a foreign currency exchange loss of $126 compared to a foreign currency exchange loss of $502 during the three month period ended June 30, 2012. Therefore, our net loss and loss per share during the three month period ended June 30, 2013 was $18,417 or $0.00 per share compared to a net loss and loss per share of $23,734 or $0.00 per share during the three month period ended June 30, 2012. The weighted average number of shares outstanding was 126,205,556 for the three months ended June 30, 2013 and 114,150,000 for the three months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2013, our current assets were $1,698 and our current liabilities were $274,628, which resulted in a working capital deficit of $272,930. As of June 30, 2013, current assets were comprised of $265 in cash and $1,433 in other current asset. As of June 30, 2013, current liabilities were comprised of: (i) $76,820 in accounts payable and accrued expenses; and (ii) $197,808 in advances payable to related parties.

As of June 30, 2013, our total assets were $1,698 comprised of current assets. The decrease in total assets during the three month period ended June 30, 2013 from fiscal year ended March 31, 2013 was primarily due to the decrease of $70,000 in deposits. The $70,000 deposit was calculated as the fair market price of the 70,000,000 shares issued to iSpeedzone pursuant to the share exchange agreement which was later rescinded in April of 2013. The 70,000,000 shares were returned to the Company and canceled in the three months ending June 30, 2013.

As of June 30, 2013, our total liabilities were $274,628 comprised entirely of current liabilities. The increase in liabilities during the three month period ended June 30, 2013 from fiscal year ended March 31, 2013 was primarily due to the increase in accounts payable and accrued expenses of $10,590 and the increase in advances payable to related parties of $7,573.

Stockholders’ deficit increased from $184,513 as of March 31, 2013 to $272,930 as of June 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended June 30, 2013, net cash flows used in operating activities was $8,029 compared to $22,804 used during the three month period ended June 30, 2012. Net cash flows used in operating activities for the three month period consisted primarily of a net loss of $18,417, which was changed by an increase in accounts payable and accrued expenses of $10,590, an increase of $-0- in other current asset, and a decrease of $202 in other receivable, as compared to a net loss of $23,734, which was changed by an increase in accounts payable and accrued expenses of $1,019, an increase of $573 in other current asset, and a decrease of $662 in other receivable for the three month period ended June 30, 2012.

Cash Flows from Investing Activities

For the three month periods ended June 30, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the three month periods ended June 30, 2013 and June 30, 2012, net cash flows provided from financing activities was $7,573 and $22,652, respectively, consisting of proceeds from advances payable from related parties.

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

MATERIAL COMMITMENTS

Convertible Debentures

On July 31, 2013, we issued a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, we may redeem at any time by paying the principal plus accrued interest and 6287182 Canada has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for five consecutive days prior to notice of conversion. The 6287182 Canada Debenture is due July 31, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter.

On July 17, 2013, we issued a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem at anytime by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

Advances Payable - Shareholder

As of June 30, 2013, we have advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing and unsecured.

As of June 30, 2013 and March 31, 2013, we have related party advances of $119,808 and $112,235 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and payable on demand.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars (“USD”). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

Interest Rate

Interest rates in the United States are generally stable. Any potential future loans will relate mainly to acquisition of properties and will be mainly short-term. However, our debt may be likely to rise in connection with expansion and if interest rates were to rise at the same time, this could have a significant impact on our operating and financing activities. We have not entered into derivative contracts either to hedge existing risks for speculative purposes.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

Management’s report on internal control over financial reporting.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2013.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

●
Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●
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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2013. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

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

Social Geek

On May 17, 2013, in accordance with the terms and provisions of the License Agreement, we were to issue to Social Geek a total of 200,000,000 common shares of our restricted common stock in consideration for the acquisition of  the exclusive rights to the Proteina21 licence for the United States of which the first region to be developed by the Company shall be the North East Region. When we issue the shares (which effective date will be deemed May 17, 2013), the shares will be issued in a private transaction to Social Geek as a non-United States resident in reliance on Regulation S promulgated under the Securities Act. The shares of common stock have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Social Geek acknowledged that the securities to be issued have not been registered under the Securities Act, that it understood the economic risk of an investment in the securities, and that it had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective April 16, 2013, our certifying accountant, KBL, LLP ("KBL"), resigned as our independent registered public accounting firm. We engaged Patrick Rodgers CPA ("Rodgers") as our principal independent registered public accounting firm effective May 1, 2013. The decision to change our principal independent registered public accounting firm has been approved by our board of directors.

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

RESIGNATION OF OFFICER

The Board accepted the resignation of Danny Gagne as an executive vice president effective April 12, 2013. The prior appointment of Mr. Gagne as an executive vice president was in accordance with the terms and provisions of the Letter of Intent.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

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

10.5
License Agreement dated May 28, 2013 among Technologies Scan Corp., Social Geek Media Inc. and Patrick Aube incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2013.

10.6
Addendum to License Agreement dated May 28, 2013 among Technologies Scan Corp., Social Geek Media Inc. and Patrick Aube incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2013

10.7
12% Convertible Debenture dated July 31, 2013 between Technologies Scan Corporation and 6287182 Canada Inc. incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2013

10.8
12% Convertible Debenture dated July 17, 2013 between Technologies Scan Corporation and Brevets Futek MSM Ltee. incorporated by reference to Exhibit 10.02 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2013

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
_________
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

TECHNOLOGIES SCAN CORP.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 16, 2013	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director

Date: August 16, 2013	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director