Form 10-Q
period 2013-09-30
Technologies Scan Corp
filed 2013-11-19
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

Technologies Scan Corporation
(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77, 52nd Avenue
St.-Hippolyte, Quebec
Canada J8A 3L3
(Address of principal executive offices)

(438) 500-1309
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2013
Common Stock, $0.001	117,650,000

TECHNOLOGIES SCAN CORP

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	SEPTEMBER 30,	MARCH 31,
ASSETS:	2013	2013
CURRENT ASSETS
Cash	$1,175	$721
Other receivable	1,562	1,231
Other current asset	-	-
Total current assets	2,737	1,952

OTHER ASSETS
Deposits	-	70,000
Total other assets	-	70,000

TOTAL ASSETS	$2,737	$71,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
Note Payable	$150,000	-
Accounts payable and accrued expenses	54,384	66,230
Derivative liability	767,183	-
Advances payable to related parties	191,874	190,235
Total current liabilities	1,163,441	256,465

TOTAL LIABILITIES	1,163,441	256,465

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 400,000,000 shares authorized,
117,650,000 and 187,650,000 shares issued and outstanding	117,650	187,650
Additional paid in capital	81,300	81,300
Deficit accumulated during the development stage	(1,358,470)	(452,279)
Accumulated other comprehensive income	(1,184)	(1,184)
Total stockholders' equity (deficit)	(1,160,704)	(184,513)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,737	$71,952

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2013

					MARCH 31, 2009
	FOR THE THREE MONTHS ENDED		FOR THE SIX MONTHS ENDED		(INCEPTION)
	SEPT 30,	SEPT 30,	SEPT 30,	SEPT 30,	THROUGH
	2013	2012	2013	2012	SEPT 30, 2013

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	14,587	17,050	31,217	30,655	229,811
General and administrative	2,223	5,675	3,884	15,302	93,775
Derivative Expense	767,183	-	767,183	-	768,983
Research and development	103,767	-	103,767	-	261,067
LOSS FROM OPERATIONS	887,760	22,725	906,051	45,957	1,353,636

NET LOSS BEFORE OTHER EXPENSE	(887,760)	(22,725)	(906,051)	(45,957)	(1,353,636)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	(13)	(2,763)	(139)	(3,265)	(4,834)
Total other expense	(13)	(2,763)	(139)	(3,265)	(4,846)

NET LOSS	$(887,773)	$(25,488)	$(906,190)	$(49,222)	$(1,358,470)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	117,650,000	114,150,000	117,650,000	114,150,000

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

COMPREHENSIVE LOSS:
Net loss	$(887,773)	$(25,488)	$(906,190)	$(49,222)	$(1,358,470)
Currency translation adjustment	(13)	(2,763)	(139)	(3,265)	(1,184)
Total comprehensive loss	$(887,786)	$(28,251)	$(906,329)	$(52,487)	$(1,359,654)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2013
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2013

	FOR THE SI X MONTHS ENDED		MARCH 31, 2009 (INCEPTION) THROUGH
	SEPTEMBER 30,	SEPTEMBER 30,	SEPTEMBER 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(906,190)	$(49,222)	$(1,358,470)

Adjustments to reconcile net (loss)
to net cash used in operating activities:
Common stock issued for services	-	-	95,000
Change in assets and liabilities
Increase in Derivvative	767,183		767,183
Decrease (increase) in other current asset	-	573	-
Increase in other receivables	(331)	(758)	(1,562)
Increase in accounts payable and accrued expenses	(11,846)	4,535	54,384
Net cash (used in) operating activities	(151,184)	(44,872)	(443,465)
CASH FLOWS FROM FINANCING ACTIVVITIES:
Debt Financing	150,000		150,000
Proceeds from advances payable from related parties	1,638	50,834	191,87
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	151,638	50,834	445,824

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	39	(1,184)

NET INCREASE IN CASH AND CASH EQUIVALENTS	454	6,001	1,175

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	721	225	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$1,175	$6,226	$1,175

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for subscriptions receivable	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH SEPTEMBER 30, 2013

				Accumulated
			Additional	Other	Accumulated	Total
	Common Stock		Paid-In	Comprehensive	Deficit Since	Stockholders’
	Shares	Par Value	Capital	Income	Inception	Deficit

Balance - March 31, 2009	-	$-	$-	$-	$-	$-

Net Loss for the Period	-	-	-	-	-	-

Balance - March 31, 2010	-	-	-	-	-	-

Common Shares Issued for Services	79,500,000	79,500	5,000	-	-	84,500

Common Shares Issued for Cash	34,650,000	34,650	69,300	-	-	103,950

Net loss for the year	-	-	-	-	(263,440)	(263,440)

Balance -March 31, 2011	114,150,000	114,150	74,300	-	(263,440)	(74,990)

Foreign currency gain	-	-	-	1	-	1

Net loss for the year	-	-	-	-	(102,630)	(102,630)

Balance - March 31, 2012	114,150,000	114,150	74,300	1	(366,070)	(177,619)

Foreign currency loss	-	-	-	(1,185)	-	(1,185)

Stock issued for services	3,500,000	3,500	7,000	-	-	10,500

Stock issued in share exchange agreement	70,000,000	70,000	-	-	-	70,000

Net loss for the year	-	-	-	-	(86,209)	(86,209)

Balance- March 31, 2013	187,650,000	187,650	81,300	(1,184)	(452,279)	(184,513)

Cancelled shares	(70,000,000)	(70,000)	-	-	-	(70,000)

Net loss for the six months ended September 30, 2013	-	-	-	-	(906,191)	(906,191)

Balance September 30, 2013	117,650,000	$117,650	$81,300	$(1,184)	$(1,358,470)	$(1,160,704)

 The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2013

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

On March 31, 2009, Technologies Scan Corp (a corporation in the development stage) (the “Company”) was incorporated in the State of Nevada as “Pharmascan Corp.” On September 21, 2010, the Company filed a Certificate of Amendment to its Articles of Incorporation and changed its name to Technologies Scan Corp.

On May 28, 2013, the Company’s Board of Directors voted to appoint the president of Social Geek Media, Patrick Aubé, as chief executive officer of the Corporation. According, the current Chief Executive Officer Ghislaine St-Hilaire will no longer be CEO but be appointed Executive Vice President. The change in CEO is related to the licensing agreement signed with Social Geed Media which is described in Note 4.

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $157,300 of research and development costs associated with its informatic concept and prototype for the cumulative period March 31, 2009 (Inception) through September 30, 2013.

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

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $0  in accumulated other comprehensive losses for the six  months ended September 30, 2013 and 2012, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the six months ended September 30, 2013 and 2012 was $906,329 and $52,487, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2013 and March 31, 2013.

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

There were no potentially dilutive shares outstanding for the period ended September 30, 2013 and March 31, 2013.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,358,470 at September 30, 2013, a net loss of $906,190, and net cash used in operating activities of $151,184 for the six months ended September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

One of our directors, Gilbert Pomereau, is the majority shareholder of 6444245 Canada, Inc., which is the majority shareholder in Social Geek. In accordance with the board of director resolutions, Mr. Pomereau and the board of directors acknowledged the conflict of interest and Mr. Pomereau's fiduciary duties to the Company. Based on the board of directors analysis of the transaction and economic opportunities presented to the Company, the board of directors determined that it was in the best interests of the Company and its shareholders to proceed with closing the transaction with Social Geek.
This agreement was cancelled in November 2013 and costs incurred were expensed.

Addendum to License Agreement

On May 24, 2013, we entered into an addendum to the License Agreement (the "Addendum) with Patrick Aube and Social Geek pursuant to which we shall have an exclusive one year option to acquire the rights to Canada as well as the established client base, and a further exclusive two year option to acquire the rights to Europe.

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from Related Parties

As of September 30, 2013, we had advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing and unsecured.

As of September 30, 2013, we had related party advances of $113,874 a due to a director who is also a majority shareholder. These related party advances are non-interest bearing, unsecured, and payable on demand.

The total of the two amounts are shown on the balance sheet totaling $191,874.

Licensing Agreement

A director of the Company, Gilbert Pomereau is also a majority shareholder in Social Geek whom the Company has currently executed a licensing agreement described in Note 4.

NOTE 6 – NOTE PAYABLE/DERIVATIVE LIABILITY

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

2.
On July 17, 2013, we issued a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

The Comp any has calculated under the black schholes module a derivative expense and liability of $767,183 reflecting the discount offered.

NOTE 7 – STOCKHOLDERS' EQUITY

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than listed below, no material subsequent events exist.

1.	The Company in November 2013 cancelled its deal with Geek Media.

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

SOCIAL GEEK MEDIA INC.

Previously, our Board of Directors approved the execution of a binding letter of intent dated as of April 27, 2013 and as amended May 17, 2013 (the "Letter of Intent") with Social Geek Media Inc., a private company organized under the laws of Canada ("Social Geek"). Social Geek was the developer of a line of food supplement and nutritional products known under the brand name "Proteina21" (the "Proteina21 Products"), including a marketing and commercialization strategy and online automated platform to accept orders, process payment, ship products and provide customer support for its Proteina21 Products

On May 24, 2013, our Board of Directors approved the execution of a fifteen year license agreement (the "License Agreement") with Social Geek and Patrick Aube ("Aube"). In accordance with the terms and provisions of the License Agreement, Social Geek granted to us and we accepted the rights to an exclusive license for the Proteina21 Products, including marketing, selling and distributing within the United States of America, subject to the terms and conditions set forth in the License Agreement. We agreed to use our best efforts in order to actively promote the sales of the Proteina21 products pursuant to the License Agreement and to develop the market for the Proteina21 Products in the United States. Social Geek also granted to us the right to use its trademarks in connection with the promotion, marketing and sale of Proteina21 Products in the United States and the right to use the applicable trademarks in relation with the promotional items and product packaging, Social Geek's marketing resources, and materials. In further accordance with the terms and provisions of the License Agreement, we issued to Social Geek a total of 200,000,000 common shares of our restricted common stock in consideration for the acquisition of the exclusive rights to the Proteina21 license for the United States of which the first region to be developed by us shall be the North East Region. On May 24, 2013, we entered into an addendum to the License Agreement (the "Addendum) with Patrick Aube and Social Geek pursuant to which we had an exclusive one year option to acquire the rights to Canada as well as the established client base, and a further exclusive two year option to acquire the rights to Europe.

Rescission Agreement

On November 9, 2013, we entered into that certain rescission agreement with Social Geek and Aube (the "Rescission Agreement"), regarding the Letter of Intent and the License Agreement. The Company, Social Geek and Aube have decided that it is not in our best interests to proceed with commercial and operational activities involving the Proteina21 Products. In accordance with the terms and provisions of the Rescission Agreement: (i) the Letter of Intent and License Agreement and all associated transactions have been deemed rescinded, null and void; (ii) the parties have mutually released one another from any and all claims relating to the Letter of Intent and the License Agreement; (iii) we shall change our place of principal business to St.-Hippolyte, Quebec, Canada; and (iv) Aube shall resign as our President/Chief Executive Officer and a member of the Board of Directors and Michel Lebeuf shall resign as our Vice President of Legal Affairs and Corporate Development. The 200,000 shares previously issued to Social Geek shall be cancelled and returned to treasury.

iSPEEDZONE

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

Six Month Period Ended September 30, 2013 Compared to Six Month Period Ended September 30, 2012.

Our comprehensive net loss for the six month period ended September 30, 2013 was $906,329 compared to a comprehensive net loss of $52,487 during the six month period ended September 30, 2012, an increase of $853,842. We generated no revenue for the six month periods ended September 30, 2013 and September 30, 2012, respectively.

During the six month period ended September 30, 2013, we incurred operating expenses of $906,051 compared to $45,957 incurred during the six month period ended September 30, 2012, an increase of $860,094. During the six month period ended September 30, 2013, operating expenses consisted of professional fees of $31,217 (2012: $30,655), which included legal, auditor, edgarizing and transfer agent fees; (ii) $3,884 (2012: $15,302) in general and administrative; (iii) $767,183 (2012: $-0-) in derivative expenses; and (iv) $103,767 (2012: $-0-) in research and development.

Loss from operations for the six month period ended September 30, 2013 was $906,051 compared to loss from operations of $45,957 during the six month period ended September 30, 2012. Operating expenses increased during the six month period ended September 30, 2013 generally due to recording of the derivative expense of $767,183 and increase in research and development of $1043,767.

During the six month period ended September 30, 2013, we incurred a foreign currency exchange loss of $139 compared to a foreign currency exchange loss of $3,265 during the six month period ended September 30, 2012. Therefore, our net loss and loss per share during the six month period ended September 30, 2013 was $906,190 or $0.00 per share compared to a net loss and loss per share of $49,222 or $0.00 per share during the six month period ended September 30, 2012. The weighted average number of shares outstanding was 117,650,000 for the six months ended September 30, 2013 and 114,150,000 for the six months ended September 30, 2012.

Three Month Period Ended September 30, 2013 Compared to Three Month Period Ended September 30, 2012.

Our comprehensive net loss for the three month period ended September 30, 2013 was $887,773 compared to a comprehensive net loss of $28,251 during the three month period ended September 30, 2012, an increase of $859,522. We generated no revenue for the three month periods ended September 30, 2013 and September 30, 2012, respectively.

During the three month period ended September 30, 2013, we incurred operating expenses of $887,760 compared to $22,725 incurred during the three month period ended September 30, 2012, an increase of $865,035. During the three month period ended September 30, 2013, operating expenses consisted of professional fees of $14,587 (2012: $17,050), which included legal, auditor, edgarizing and transfer agent fees; (ii) $2,223 (2012: $5,675) in general and administrative; (iii) $767,183 (2012: $-0-) in derivative expenses; and (iv) $103,767 (2012: $-0-) in research and development.

Loss from operations for the three month period ended September 30, 2013 was $887,760 compared to loss from operations of $22,725 during the three month period ended September 30, 2012. Operating expenses increased during the three month period ended September 30, 2013 generally due to recording of the derivative expense of $767,183 and increase in research and development of $1043,767.

During the three month period ended September 30, 2013, we incurred a foreign currency exchange loss of $13 compared to a foreign currency exchange loss of $2,763 during the three month period ended September 30, 2012. Therefore, our net loss and loss per share during the three month period ended September 30, 2013 was $887,773 or $0.00 per share compared to a net loss and loss per share of $25,488 or $0.00 per share during the three month period ended September 30, 2012. The weighted average number of shares outstanding was 117,650,000 for the six months ended September 30, 2013 and 114,150,000 for the six months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, our current assets were $2,737 and our current liabilities were $1,163,441, which resulted in a working capital deficit of $1,160,704. As of September 30, 2013, current assets were comprised of $1,175 in cash and $1,562 in other receivable. As of September 30, 2013, current liabilities were comprised of: (i) $150,000 in note payable; (ii) $54,384 in accounts payable and accrued expenses; (iii) $767,183 in derivative liability; and (iv) $191,874 in advances payable to related parties.

As of September 30, 2013, our total assets were $2,737 comprised of current assets. The increase in total assets during the six month period ended September 30, 2013 from fiscal year ended March 31, 2013 was primarily due to the increase of cash.

As of September 30, 2013, our total liabilities were $1,163,441 comprised entirely of current liabilities. The increase in liabilities during the six month period ended September 30, 2013 from fiscal year ended March 31, 2013 was primarily due to the increase in note payable of $150,000 and in derivative liability of $767,183.

Stockholders’ deficit increased from $184,513 as of March 31, 2013 to $1,160,704 as of September 30, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended September 30, 2013, net cash flows used in operating activities was $151,184 compared to $44,872 used during the six month period ended September 30, 2012. Net cash flows used in operating activities for the six month period consisted primarily of a net loss of $906,190, which was changed by an increase in derivate of $767,183 and an increase in accounts payable and accrued expenses of $11,846 and in other receivables of $331 as compared to a net loss of $49,222, which was changed by an increase in accounts payable and accrued expenses of $4,535, an increase of $573 in other current asset, and a decrease of $758 in other receivable for the six month period ended September 30, 2012.

Cash Flows from Investing Activities

For the six month periods ended September 30, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the six month periods ended September 30, 2013 and September 30, 2012, net cash flows provided from financing activities was $151,638 and $50,834, respectively, consisting of proceeds from debt financing of $150,000 (2012: 50,834) and $1,638 (2012: $-0-) in proceeds from advances payable from related parties.

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

MATERIAL COMMITMENTS

Convertible Debentures

On July 31, 2013, we issued a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, we may redeem by paying the principal plus accrued interest and 6287182 Canada has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The 6287182 Canada Debenture is due July 31, 2016 and accrues interest at the rate of 12% per annum. We are required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter.

On July 17, 2013, we issued a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. We are required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

Advances Payable - Shareholder

As of September 30, 2013, we have advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing and unsecured.

As of September 30, 2013, we had related party advances of $113,874 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and payable on demand.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On November 9, 2013, our board of directors approved the execution of an agreement of rescission with Social Geek pursuant to which the 200,000,000 shares of common stock issued to Social Geek were cancelled and returned to treasury.

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

RESIGNATION OF OFFICER

In accordance with the terms and provisions of the Rescission Agreement with Social Geek, On November 7, 2013, our Board of Directors accepted the resignation of Patrick Aube as our President/Chief Executive Officer and a member of the Board of Directors and the resignation of Michael Lebeuf as our Vice President of Legal Affairs and Corporate Development of the Company. Our Board of Directors appointed Ghislaine St.-Hilaire, one of our current members of the Board of Directors, as the President/Chief Executive Officer. Thus, as of the date of this Quarterly Report, our Board of Directors consists of Ghislaine St-Hilaire and Gilbert Pomerleau.

The Board of Directors accepted the resignation of Danny Gagne as an executive vice president effective April 12, 2013. The prior appointment of Mr. Gagne as an executive vice president was in accordance with the terms and provisions of the Letter of Intent.

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

10.6
Addendum to License Agreement dated May 28, 2013 among Technologies Scan Corp., Social Geek Media Inc. and Patrick Aube incorporated by by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2013

10.7
Rescission Agreement between Technologies Scan Corp. and Social Geek LLC and Patribck Aube dated November 7, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013

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

November 18, 2013	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director

November 18, 2013	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director