Form 10-Q
period 2013-12-31
Technologies Scan Corp
filed 2014-02-18
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

Technologies Scan Corporation
(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

77, 52nd Avenue St. Hippolyte, Quebec Canada J8A 3L3
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2014
Common Stock, $0.001	122,650,000

TECHNOLOGIES SCAN CORP

Form 10-Q

PART I

ITEM 1. FINANCIAL STATEMENTS

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	DECEMBER 31,	MARCH 31,
	2013	2013
ASSETS:
CURRENT ASSETS
Cash	$770	$721
Other receivable	1,729	1,231
Prepaid Expenses	20,000	-
Total current assets	22,499	1,952

OTHER ASSETS
Deposits	-	70,000
Total other assets	-	70,000

TOTAL ASSETS	$22,499	$71,952

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT):
CURRENT LIABILITIES:
Note Payable	$150,000
Accounts payable and accrued expenses	71,610	66,230
Derivative liability	643,232
Advances payable to related parties	199,434	190,235
Total current liabilities	1,064,276	256,465

TOTAL LIABILITIES	1,064,276	256,465

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value, 400,000,000 shares authorized,
122,650,000 shares and 187,650,000 shares issued @.001	122,650	187,650
Additional paid in capital	100,300	81,300
Deficit accumulated during the development stage	(1,263,543)	(452,279)
Accumulated other comprehensive income	(1,184)	(1,184)
Total stockholders' equity (deficit)	(1,041,777)	(184,513)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$22,499	$71,952

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS AND NINE MONTHS ENDED DECEMBER 31, 2013
AND FOR THE CUMULATIVE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2013

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED		MARCH 31, 2009 (INCEPTION)
	DEC 31,	DEC 31,	DEC 31,	DEC 31,	THROUGH
	2013	2012	2013	2012	DEC 31, 2013

REVENUE	$-	$-	$-	$-	$-

COST OF REVENUES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES
Professional fees	15,238	17,524	46,455	48,179	245,049
General and administrative	3,332	3,562	7,216	18,864	97,107
Derivative Expense	(123,951)	-	643,232	-	645,032
Research and development	10,482	-	114,249	-	271,549
LOSS FROM OPERATIONS	(94,899)	21,086	811,152	67,043	1,258,737

NET INCOME (LOSS) BEFORE OTHER EXPENSE	94,899	(21,086)	(811,152)	(67,043)	(1,258,737)

OTHER INCOME (EXPENSE)
Foreign currency exchange gain (loss)	28	(543)	(111)	(3,808)	(4,806)
Total other expense	28	(543)	(111)	(3,808)	(4,806)

NET INCOME (LOSS)	$94,927	$(21,629)	$(811,263)	$(70,851)	$(1,263,543)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	119,280,435	159,204,945	121,032,354	129,059,091

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

COMPREHENSIVE INCOME (LOSS):
Net Income (loss)	$94,927	$(21,629)	$(811,263)	$(70,851)	$(1,263,543)
Currency translation adjustment	(13)	(24)	(139)	15	(1,184)
Total comprehensive Income (loss)	$94,914	$(21,653)	$(811,402)	$(70,836)	$(1,264,727)

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED DECEMBER 31, 2013
AND FOR THE PERIOD MARCH 31, 2009 (INCEPTION) THROUGH DECEMBER 31, 2013

	FOR THE NINE MONTHS ENDED		MARCH 31, 2009 (INCEPTION)THROUGH
	DECEMBER 31,	DECEMBER 31,	DECEMBER 31,
	2013	2012	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(811,263)	$(70,851)	$(1,263,543)

Adjustments to reconcile net (loss) to net cash used in operating activities:
Common stock issued for services	4,000	1,459	99,000
Change in assets and liabilities
Increase in Derivvative	643,232		643,232
Decrease (increase) in other current asset	-	573	-
Increase in other receivables	(498)	(910)	(1,729)
Increase in accounts payable and accrued expenses	5,380	9,884	71,610
Net cash (used in) operating activities	(159,149)	(59,845)	(451,430)
CASH FLOWS FROM FINANCING ACTIVVITIES:
Debt Financing	150,000		150,000
Proceeds from advances payable from related parties	9,198	63,140	199,434
Proceeds from the issuance of common stock	-	-	103,950
Net cash provided by financing activities	159,198	63,140	453,384

EFFECT OF EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	-	16	(1,184)

NET INCREASE IN CASH AND CASH EQUIVALENTS	49	3,311	770

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	721	225	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$770	$3,536	$770

SUPPLEMENTAL NONCASH INVESTING AND FINANCING ACTIVITIES

Common stock issued for subscriptions receivable	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid during the period for:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

TECHNOLOGIES SCAN CORP.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2013

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

Research and Development

The Company accounts for research and development costs in accordance with Accounting Standards Codification subtopic 730-10, Research and Development (“ASC 730-10”). Under ASC 730-10, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred.  Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company incurred $271,549 of research and development costs associated with its informatic concept and prototype for the cumulative period March 31, 2009 (Inception) through December 31, 2013.

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

Comprehensive Income

Comprehensive loss reflects changes in equity that results from transactions and economic events from non-owner sources.  The Company had $0  in accumulated other comprehensive losses for the nine  months ended December 31, 2013 and 2012, respectively, from its foreign currency translation.  As a result, total comprehensive losses for the nine months ended December 31, 2013 and 2012 was $111 and $308, respectively.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments.  The Company’s line of credit and notes payable approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2013 and March 31, 2013.

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

There were no potentially dilutive shares outstanding for the period ended December 31, 2013 and March 31, 2013.

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

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $1,263,543 at December 31, 2013, a net loss of $811,263, and net cash used in operating activities of $159,849 for the nine months ended December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Advances from Related Parties

As of December 31, 2013 we had advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing and unsecured.

As of December 31, 2013 we had related party advances of $121,434 a due to a director who is also a majority shareholder. These related party advances are non-interest bearing, unsecured, and payable on demand.

The total of the two amounts are shown on the balance sheet totaling $199,234.

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

2.
On July 17, 2013, we issued a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

The Company has calculated under the black scholes module a derivative expense and liability of $643,232 reflecting the discount offered.

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

On December 1, 2013 the Company issued to a consultant 5,000,000 shares for services whereby the services are rendered over a six month period. The company valued these shares at market which was a total of $24,000 and recognized 1/6 as an expense in the period as stock for services expense which is shown under professional fees in the statement of operations.

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

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that  no material subsequent events exist.

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

PETVIVO

Our Board of Directors approved the execution of a term sheet dated as of February 10, 2014 (the "Term Sheet"), with PetVivo Inc., a a private company organized under the laws of the State of Minnesota ("PetVivo"). In accordance with the terms and provisions of the Term Sheet: (i) we shall enter into a share exchange agreement with PetVivo pursuant to which the shareholders of PetVivo (the "PetVivo Shareholders") shall tender all of the issued and outstanding shares of common stock of PetVivo to us in exchange for the issuance by us of our shares of restricted common stock to the PetvVivo Shareholders representing an equity interest of 94% of our then total issued and outstanding shares of common stock; (ii) we shall satisfy all of our outstanding debts within sixty days after closing; and (iii) PetVivo shall be responsible for providing all licensing and option agreements that are currently in existence and effective with Gel-Del and any other entities.

PetVivo is an emerging biomedical device company focused on the licensing and commercialization of innovating medical devise for pets or pet therapeutics. PetVivo believes that it can leverage the investments in the human biomaterials and medical device industries to commercialize therapeutics for pets. Their strategy is to in-license proprietary products from human medical device companies specifically for use in pets.

A key component is the accelerated timeline to revenues for veterinary medical devices, which enter the market much earlier than the more stringently regulated pharmaceuticals. PetVivo has secured exclusive rights to its first product, an osteoarthritis medical device, which has been shown to be both safe and efficacious. PetVivo believes the administration of their initial therapeutic devices exceeds the benefits of those found in current remedies. Therefore, the commercialization of PetVivo's initial therapeutic devices will provide veterinarians and pet owners safe, effective and long-lasting treatment options to improve the pet's quality of life.

As of the date of this Quarterly Report, both parties need to complete their respective due diligence. In the event both parties are satisfied with its due diligence, we shall execute with PetVivo a definitive share exchange agreement and any other documentation as required.

FEDTECH SERVICES INC.

Our Board of Directors previously approved the execution of a letter of intent dated as of December 16, 2013 (the "Letter of Intent"), with FedTech Services, Inc., a private company organized under the laws of the State of Delaware ("FedTech"). In accordance with the terms and provisions of the Letter of Intent: (i) we were to enter into a share exchange agreement with FedTech pursuant to which the shareholders of FedTech (the "FedTech Shareholders") would tender all of the issued and outstanding shares of common stock of FedTech to us in exchange for the issuance by us of our shares of restricted common stock to the FedTech Shareholders representing an equity interest of 30%; (ii) FedTech would submit two general performance benchmarks pertaining to future equity ownership interest in us, which dates were to be June 30, 2014 whereby FedTech's gross revenue would be $4,000,000 ("June 2014 Benchmark") and August 31, 2014 whereby FedTech's gross revenue would be $6,000,000 ("August 2014 Benchmark"); and (iii) in the event the June 2014 Benchmark was exceeded by 35%, FedTech would not be required to meet the August 2014 Benchmark and the terms of the share exchange agreement would be deemed to have been met and final transfer of equity interest would have been made by us to the TedTech Shareholders resulting in a 65% equity interest.

On January 31, 2014, we mutually agreed with FedTech to terminate the Letter of Intent.

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

Nine Month Period Ended December 31, 2013 Compared to Nine Month Period Ended December 31, 2012.

Our comprehensive net loss for the nine month period ended December 31, 2013 was $811,263 compared to a comprehensive net loss of $70,851 during the nine month period ended December 31, 2012, an increase of $740,412. We generated no revenue for the nine month periods ended December 31, 2013 and December 31, 2012, respectively.

During the nine month period ended December 31, 2013, we incurred operating expenses of $811,152 compared to $67,043 incurred during the nine month period ended December 31, 2012, an increase of $744,109. During the nine month period ended December 31, 2013, operating expenses consisted of professional fees of $46,455 (2012: $48,179), which included legal, auditor, edgarizing and transfer agent fees; (ii) $7,216 (2012: $18,864) in general and administrative; (iii) $643,232 (2012: $-0-) in derivative expenses; and (iv) $114,249 (2012: $-0-) in research and development.

Loss from operations for the nine month period ended December 31, 2013 was $811,152 compared to loss from operations of $67,043 during the nine month period ended December 31, 2012. Operating expenses increased during the nine month period ended December 31, 2013 generally due to recording of the derivative expense of $643,232 and increase in research and development of $114,249.

During the nine month period ended December 31, 2013, we incurred a foreign currency exchange loss of $111 compared to a foreign currency exchange loss of $3,808 during the nine month period ended December 31, 2012. Therefore, our net loss and loss per share during the nine month period ended December 31, 2013 was $811,263 or $0.00 per share compared to a net loss and loss per share of $70,851 or $0.00 per share during the nine month period ended December 31, 2012. The weighted average number of shares outstanding was 121,032,354 for the nine months ended December 31, 2013 and 129,059,091 for the nine months ended December 31, 2012.

Three Month Period Ended December 31, 2013 Compared to Three Month Period Ended December 31, 2012.

Our comprehensive net profit for the three month period ended December 31, 2013 was $94,914 compared to a comprehensive net loss of $21,653 during the three month period ended December 31, 2012, an increase of $73,261. We generated no revenue for the three month periods ended December 31,2013 and December 31, 2012, respectively.

During the three month period ended December 31, 2013, we incurred operating expenses of $29,052, which were offset by derivative income of $123,951, compared to $21,086 incurred during the three month period ended December 31, 2012, a decrease of $73,813. During the three month period ended December 31, 2013, operating expenses consisted of professional fees of $15,238 (2012: $17,524), which included legal, auditor, edgarizing and transfer agent fees; (ii) $3,332 (2012: $3,562) in general and administrative; (iii) ($123,951) (2012: $-0-) in derivative expenses; and (iv) $10,482 (2012: $-0-) in research and development.

Based on our derivative calculations on the convertible notes, our expenses were less due to price stock change resulting in derivative income. Therefore, profit from operations for the three month period ended December 31, 2013 was $94,899 compared to loss from operations of $21,086 during the three month period ended December 31, 2012.

During the three month period ended December 31, 2013, we incurred a foreign currency exchange gain of $28 compared to a foreign currency exchange loss of $543 during the three month period ended December 31, 2012. Therefore, our net profit and profit per share during the three month period ended December 31, 2013 was $94,927 or $0.00 per share compared to a net loss and loss per share of $21,629 or $0.00 per share during the three month period ended December 31, 2012. The weighted average number of shares outstanding was 119,280,435 for the nine months ended December 31, 2013 and 159,204,945 for the nine months ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, our current assets were $22,499 and our current liabilities were $1,064,276, which resulted in a working capital deficit of $1,041,777. As of December 31, 2013, current assets were comprised of: (i) $770 in cash; (ii) $1,729 in other receivable; and (iii) $20,000 in prepaid expenses. As of December 31, 2013, current liabilities were comprised of: (i) $150,000 in note payable; (ii) $71,610 in accounts payable and accrued expenses; (iii) $643,232 in derivative liability; and (iv) $199,434 in advances payable to related parties.

As of December 31, 2013, our total assets were $22,499 comprised of current assets. The decrease in total assets during the nine month period ended December 31, 2013 from fiscal year ended March 31, 2013 was primarily due to the reduction of $70,000 in deposits.

As of December 31, 2013, our total liabilities were $1,064,276 comprised entirely of current liabilities. The increase in liabilities during the nine month period ended December 31, 2013 from fiscal year ended March 31, 2013 was primarily due to the increase in note payable of $150,000 and in derivative liability of $643,232.

Stockholders’ deficit increased from $184,513 as of March 31, 2013 to $1,041,777 as of December 31, 2013.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended December 31, 2013, net cash flows used in operating activities was $159,149 compared to $59,845 used during the nine month period ended December 31, 2012. Net cash flows used in operating activities for the nine month period ended December 31, 2013 consisted primarily of a net loss of $811,263, which was adjusted by $4,000 for value of common stock issued for services. Net cash flows used in operating activities was further changed by an increase in derivate of $643,232 and an increase in accounts payable and accrued expenses of $5,380 and in other receivables of $498.

Net cash flows used in operating activities during the nine month period ended December 31, 2012 consisted primarily of a net loss of $70,851, which was adjusted by $1,459 for value of common stock issued for services. Net cash flows used in operating activities was further changed by an increase in accounts payable and accrued expenses of $9,884, an increase of $573 in other current asset, and a decrease of $910 in other receivables.

Cash Flows from Investing Activities

For the nine month periods ended December 31, 2013 and 2012, net cash flows related to investing activities was $0.

Cash Flows from Financing Activities

We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month periods ended December 31, 2013 and September 30, 2012, net cash flows provided from financing activities was $159,198 and $63,140, respectively, consisting of proceeds from debt financing of $150,000 (2012: $-0-) and $9,198 (2012: $63,140) in proceeds from advances payable from related parties.

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

On July 17, 2013, we issued a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. We are required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

As of December 31, 2013, we have calculated under the Black Scholes a derivative expense and liability of $643,232.

Advances Payable - Shareholder

As of December 31, 2013, we have advances payable of $78,000 due to six of our shareholders. These advances are non-interest bearing and unsecured.

As of December 31, 2013, we had related party advances of $121,434 due to a director who is also a related party shareholder. These related party advances are non-interest bearing, unsecured and payable on demand.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2013, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the third quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 5. OTHER INFORMATION

CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Terry L. Johnson, CPA

Effective January 20, 2014, we dismissed Patrick Rodgers, CPA, P.A. ("Rodgers") as our independent registered public accounting firm. We engaged Terry L. Johnson, CPA ("Johnson") as our principal independent registered public accounting firm effective January 20, 2014. The decision to change our principal independent registered public accounting firm was approved by our Board of Directors.

The reports of Rodgers on our financial statements for fiscal year ended March 31, 2013 (which included the balance sheet as of March 31, 2013 and the statement of operations, cash flows and stockholders' equity as of March 31, 2013, for the past fiscal year, did not contain an adverse opinion or a disclaimer of opinion, nor qualified or modified as to uncertainty, audit scope or accounting principles, other than to state that there is substantial doubt as to our ability to continue as a going concern. During our fiscal year ended March 31, 2013 and during the subsequent period through to the date of Rodgers' resignation, there were no disagreements between us and Rodgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Rodgers, would have caused Rodger to make reference thereto in its report on our audited financial statements.

We provided Rodgers with a copy of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2014 and requested that Rodgers furnish us with a letter addressed to the Securities and Exchange Commission stating whether or not Rodgers agrees with the statements made in the Current Report with respect to Rodgers and, if not, stating the aspects with which they do not agree. We received the requested letter from Rodgers wherein he confirmed his agreement to our disclosures in the Current Report. A copy of Rodgers' letter was filed as an exhibit to the Current Report.

In connection with our appointment of Johnson as our principal registered accounting firm at this time, we have not consulted Johnson on any matter relating to the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements during the two most recent fiscal years (March 31, 2013 and 2012) and subsequent interim period through the date of engagement.

Patrick Rodgers CPA

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

10.6
Addendum to License Agreement dated May 28, 2013 among Technologies Scan Corp., Social Geek Media Inc. and Patrick Aube incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2013

10.7
Rescission Agreement between Technologies Scan Corp. and Social Geek LLC and Patribck Aube dated November 7, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 15, 2013

10.8
Letter of Intent Letter of Intent dated December 16, 2013 between FedTech Services Inc. and Technologies Scan Corporation incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2013.

10.9
Term Sheet dated February 10, 2014 between Technologies Scan Corp. and PetVivo Inc. incorporated by reference to Exhibit 10.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014.

16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
16.1.2
Letter from Patrick Rodgers CPA dated January 22, 2014 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 22, 2014.

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

Date: February 18, 2014	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director

Date: February 18, 2014	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director