Form 10-Q/A
period 2011-09-30
Technologies Scan Corp
filed 2014-03-19
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

AMENDMENT NO. 2 TO
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

14517 Joseph-Marc-Vermette, Miradel Quebec, Canada, J7J 1X2
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

As of December 21, 2012, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q /A of Technologies Scan Corp. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2011 (the "Quarterly Report") as filed by the Registrant with the Securities and Exchange Commission on December 23, 2011, and is being filed solely to check the correct box regarding the shell status of the Registrant. The Registrant has never been and is not currently a shell corporation as defined in Rule 230.405 of the Securities Act. The amendment no. 1 to Quarterly Report as filed by the Registrant with the Securities and Exchange Commission reflected a check in the box regarding shell status. The original Quarterly Report correctly identified that the Registrant is not a shell company.

Item 6.  Exhibits.

31.1	Certification of Principal Executive Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *

31.2	Certification of Principal Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 *

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *

101.INS **	XBRL Instance Document ***

101.SCH **	XBRL Taxonomy Extension Schema Document ***

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document ***

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document ***

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document ***

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document ***
_____________
* Filed herewith
** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.
*** Incorporated by reference to the Registrant’s amended Quarterly Report on Form 10-Q/A filed on January 23, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

March 17, 2014	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
President, Director
(Principal Executive Office)

March 17, 2014	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)