Form 10-Q/A
period 2011-12-31
Technologies Scan Corp
filed 2014-03-19
CIK 1512922

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

14517 Joseph-Marc-Vermette, Mirabel Quebec, Canada, J7J 1X2
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

As of December 31, 2011, there were 114,150,000 shares of the issuer’s $.001 par value common stock issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q /A of Technologies Scan Corp. (the “Registrant”) amends the Registrant’s Quarterly Report on Form 10-Q for the period ended December 31, 2011 (the "Quarterly Report") as filed by the Registrant with the Securities and Exchange Commission on February 16, 2012 and is being filed solely to check the correct box regarding the shell status of the Registrant. The Registrant has never been and is not currently a shell corporation as defined in Rule 230.405 of the Securities Act. The amendment to Quarterly Report as filed by the Registrant with the Securities and Exchange Commission reflected a check in the box regarding shell status. The original Quarterly Report correctly identified that the Registrant is not a shell company.

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
*** Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed on February 16, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

March 17, 2014	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
President, Director
(Principal Executive Offic

March 17, 2014	By:	/s/ Gilbert Pomerleau
	Its:	Gilbert Pomerleau Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)