Form 10-K/A
period 2012-03-31
Technologies Scan Corp
filed 2014-03-19
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
AMENDMENT NO. 2

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________ to_________________

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A of Technologies Scan Corp. (the “Registrant”) amends the Registrant’s Annual Report on Form 10-K for the year ended March 31, 2012 (the "Annual Report") as filed by the Registrant with the Securities and Exchange Commission on July 16, 2012, and is being filed solely to check the correct box regarding the shell status of the Registrant. The Registrant has never been and is not currently a shell corporation as defined in Rule 230.405 of the Securities Act. The amendment no. 1 to the Annual Report as filed by the Registrant with the Securities and Exchange Commission reflected a check in the box regarding shell status. The original Annual Report correctly identified that the Registrant is not a shell company.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 **
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002 **
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 **
101.ins	XBRL Instance Document*
101.sch	XBRL Taxonomy Schema*
101.cal	XBRL Taxonomy Calculation Linkbase*
101.def	XBRL Taxonomy Definition Linkbase*
101.lab	XBRL Taxonomy Label Linkbase*
101.pre	XBRL Taxonomy Presentation Linkbase*

*	Incorporated by reference to the Registrant’s Annual Report on Form 10-K filed on July 17, 2012.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Technologies Scan Corp., a Nevada corporation

March 17, 2014	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director
(Principal Executive Officer)

March 17, 2014	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

March 17, 2014	By:	/s/ Ghislaine St-Hilaire
Ghislaine St-Hilaire
	Its:	President, Director
(Principal Executive Officer)

March 17, 2014	By:	/s/ Gilbert Pomerleau
Gilbert Pomerleau
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)