Form 10-Q/A
period 2012-06-30
Technologies Scan Corp
filed 2014-03-19
CIK 1512922

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

331 Labelle, St. Jerome Quebec, Canada, J7Z 5L2
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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-Q /A of Technologies Scan Corp. (the “Registrant”) amends the Registrant’s Quarterly  Report on Form 10-Q for the period ended June 30, 2012 (the "Quarterly Report") as filed by the Registrant with the Securities and Exchange Commission on August 14, 2012, and is being filed solely to check the correct box regarding the shell status of the Registrant. The Registrant has never been and is not currently a shell corporation as defined in Rule 230.405 of the Securities Act. The amendment no. 1 to Quarterly Report as filed by the Registrant with the Securities and Exchange Commission reflected a check in the box regarding shell status. The original Quarterly Report correctly identified that the Registrant is not a shell company.

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
*** Incorporated by reference to the Registrant’s amended Quarterly Report on Form 10-Q/A filed on February 11, 2013.

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