Form 10-Q
period 2014-06-30
PetVivo Holdings, Inc.
filed 2014-08-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

PetVivo Holdings Inc.
(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Singletree Lane
Suite 186
Eden Prairie, Minnesota 55344
(Address of principal executive offices)

(612) 296-7305
(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001
(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2014
Common Stock, $0.001	13,779,542,482

PETVIVO HOLDINGS, INC.
FORM 10-Q
FOR THE PERIOD ENDED JUNE 30, 2014

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of PetVivo Holdings Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC
(Formerly Technologies Scan Corp.)
(A Development Stage Company)
Financial Statements
June 30, 2014

PETVIVO HOLDINGS, INC (Formerly Technologies Scan Corp.)
(A Development Stage Company)
Balance Sheet

	June 30,	March 31,
Assets:	2014	2014
Current Assets
Cash and Cash Equivalents	$1,263	$39,338
Accounts Receivable	-	-
Inventory	-	-
Prepaid Expenses	-	8,000
Total Current Assets	1,263	47,338

Fixed Assets-net	-	-
Other assets, license	130,000	130,000

Total Assets	$131,263	$177,338

Liabilities and Stockholders' Deficit:
Current Liabilities:
Derivative Liability	379,042	186,666
Accounts Payable and Accrued Expenses	59,331	83,657
Convertible Notes Payable	52,326	58,826
Note Payable-Debentures	141,000	150,000
Loan	4,000
Total Current Liabilities	635,699	479,149

Long Term Debt	-	-

Total Liabilities	635,699	479,149

Stockholders' Equity:
Common Stock, Par value $0.001, Authorized 4,000,000,000 issued
3,779,542,482 and 3,750,946,480 respectively	3,779,543	3,750,946
Paid-In Capital	21,263,066	20,609,090
Retained Deficit	(25,547,045)	(24,661,847)
Total Stockholders' Equity	(504,436)	(301,811)
Total Liabilities and Stockholders' Equity	$131,263	$177,338

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC
(Formerly Technologies Scan, Inc.)
(A Development Stage Company)
Statement of Operations

	From April 1, 2014 To June 30, 2014	From April 1, 2013 To June 30, 2013	From inception 8/1/2013 To June 30, 2014

Revenues	$-	$-	$-
Costs of Services	-	-	-

Gross Margin	-	-	-

Expenses:
Payroll Expenses	-	-	80,000
Stock for Services	683,073	-	25,123,173
Research and Development	8,658	-	88,194
General and Administrative	227,793	-	276,983
Operating Expenses	919,524	-	25,568,350

Operating Income (Loss)	(919,524)	-	(25,568,350)

Debt forgiveness	35,326	-	35,326
Interest	(1,000)	-	(14,021)

Net Loss Before Taxes	(885,198)	-	(25,547,045)

Income and Franchise Tax	-	-	-

Net Loss	$(885,198)	-	$(25,547,045)

Loss per Share, Basic & Diluted	$(0.00)	$-

Weighted Average Shares Outstanding	3,772,968,987	-

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC (Formerly Technologies Scan Corp)
Statement of Stockholders’ Equity
August 1, 2013 to June 30, 2014

			Additional
	Common	Common	Paid in	Retained
	Shares	Stock	Capital	Deficit	Total

Balance Beginning	122,650,000	$122,650	(122,650)	-	-
Shares issued for Debt on 2/25/14	24,856,676	24,857	99,426	-	124,283
Shares issued for agreement on 3/14/2014	2,310,939,804	2,310,940	(2,310,940)	-	-
Shares issued for serviceson 3/17/2014	1,222,000,000	1,222,000	23,218,000	-	24,440,000
Effects of Reverse			(274,746)		(274,746)
Shares issued for debt on 3/19/2014	70,500,000	70,500	-		70,500
Net Loss for the period				(24,661,847)	(24,661,847)
Balance March 31, 2014	3,750,946,480	3,750,946	20,609,090	(24,661,847)	(301,811)
Shares issued for debt on 4/2/2014	7,500,000	7,500	-		7,500
Shares issued for Services on 4/29/2014	21,096,002	21,097	653,976		675,073
Net loss for the quarter				(885,198)	(885,198)
Balance, June 30, 2014	3,779,542,482	3,779,543	21,263,066	(25,547,045)	(504,436)

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC (Formerly Technologies Scan, Inc.)
Statement of Cash Flows April 1, to June 30 and
From Inception August 1, 2013 to June 30, 2014

			Inception to june
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(885,198)	$-	$(25,547,045)
Shares Issued for Services	683,073	-	25,115,173
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of Debt	(35,326)	-	(35,326)
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	-	-
(Increase) Decrease in Prepaids and Deposits	-	-	-
Increase (Decrease) in Accrued Expenses	12,000	-	95,657
Increase in Derivative Liability	192,376	-	379,042
Net Cash Used in Operating Activities	(33,075)	-	7,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of License	-	-	(130,000)
Net cash provided by Investing Activities	-	-	(130,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	-	-
Proceeds from Loans	4,000	-	132,762
Reduction of Debt	(9,000)	-	(9,000)
Net Cash Provided by Financing Activities	(5,000)	-	123,762

Net (Decrease) Increase in Cash	(38,075)	-	1,263
Cash at Beginning of Period	39,338	-	-
Cash at End of Period	$1,263	-	$1,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accounts Payable Satisfied through Contributed Capital and Property and Equipment	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC
(Formerly Technologies Scan Corp.)
Notes to Financial Statements
June 30, 2014

NOTE 1 – ORGANIZATION

PETVIVO HOLDINGS, INC (“the Company) was originally incorporated under the laws of the state of Minnesota on August 1, 2013. The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 and the Company. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity which is PetVivo. The merger occurred on March 14, 2014.

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

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The Company has not recognized revenue since inception, and is still devoting substantially all of its efforts on establishing the business and, therefore, still qualifies as a development stage company. All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a negative equity of $504,436 at June 30, 2014.

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

NOTE 4 – LICENSE

On August 2, 2013 the Company entered into an agreement with a related party, a shareholder, for certain technology related to the care of animals. The Company paid $130,000 and owes the balance of the contract of $1,650,000 as a contingent liability, dependent on certain funding. The cash portion of the license has been capitalized at June 30, 2014.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

At June 30, 2014 the Company had one note payable

June 30, 2014

Notes Payable to an individual interest at 8%, payable on demand, convertible into common shares	52,326
Total Owed	52,326

NOTE 6 – NOTE PAYABLE-DEBENTURES/DERIVATIVE LIABILITY

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

2.
The Company also assume a second note which is a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

The Company calculated a derivative liability based on the Black Shoes Module resulting in liability of $379,042 at June 30, 2014, as caused by the discount on the share price to 80%. The quarterly expense of $192,376 is shown as part of general and administrative costs in the statement of operations.

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

On April 2, 2014 the Company issued 7,500,000 shares of stock for a reduction in debt of $7,500.

On April 29, 2014 the Company issued 21, 096, 002 shares for services valued at market on the day of issuance which was .032 per share resulting in an expense of $675,073. The company had previously deferred $8,000 of services which was earned in the period resulting in a total expense of $683,073.

NOTE 8 – RELATED PARTY TRANSACTIONS

Stock Issuances

The Company issuance of 1,222,000,000 shares in March 2014 were issued to its officers and directors.

On April 29, 2014 3,200,000 shares were issued to its officers as a part off the 21,096,002 shares issued that day.

License

The licensing agreement referred to in note 4 is with a related party, a major shareholder of the Company

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
$-

At March 31, 2014, the Company had net operating loss carryforwards of approximately $141,066 that may be offset against future taxable income from the year 2014 to 2034. No tax benefit has been reported in the March 31, 2014 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

Effective March 21, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "PetVivo Holdings, Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on April 1, 2014 changing our name to "PetVivo Holdings, Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company. See " -- Submission of a Vote to Security Holders."

We filed appropriate documents with FINRA to effect the Name Change. On April 29, 2014, our Name Change from Technologies Scan Corp to “PetVivo Holdings, Inc.” was declared effective by FINRA and our common stock's trading symbol was changed to “PETV". Our new cusip number is 716817 101.

Please note that throughout this Quarterly Report, and unless otherwise noted, the words "we," "our," "us," the "Company," or "PetVivo," refers to PetVivo Holdings, Inc.

CURRENT OPERATIONS

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

A key component for this transaction is the potential for acceleration of timeline to revenues for veterinary medical devices, which enter the market much earlier than the more stringently regulated pharmaceuticals. PetVivo has secured exclusive rights to its first product, an osteoarthritis medical device, which has been shown to be both safe and efficacious. PetVivo believes the administration of their initial therapeutic devices exceeds the benefits of those found in current remedies. Therefore, the commercialization of PetVivo's initial therapeutic devices will provide veterinarians and pet owners safe, effective and long-lasting treatment options to improve the pet's quality of life.

As of the date of this Quarterly Report, both parties need to complete their respective due diligence. In the event both parties are satisfied with its due diligence, we shall execute with PetVivo a definitive share exchange agreement and any other documentation as required.

Gel-Del Technologies is a biomaterial and medical device manufacturing company based in St. Paul, Minnesota. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del Technologies has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del Technologies’ core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self- assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

INFORMATION STATEMENTS

August 5, 2014

On August 5, 2014, our Board of Directors and majority shareholders, believing it to be in the best interests of the Company and its shareholders, approved an Amendment to our Articles of Incorporation to authorize 20,000,000 shares of Preferred Stock of the Company, par value $.001 per share. The Amendment will be reflected in a Certificate of Amendment to the Articles of Incorporation to be filed with the Nevada Secretary of State. With regard to this Preferred Stock, the Board of Directors of the Company has the authority, without shareholder action or consent, to determine the terms of any such preferred shares including, but not limited to (i) the designation of each series and the number of shares that will constitute each series; (ii) the dividend rate for each series; (iii) the price at which, and the terms and conditions on which, the shares of each series may be redeemed, if any shares are redeemable; (iv) the terms and conditions, if any, upon which each series may be converted into shares of other classes or series of shares of the Company; and (v) any voting rights for each series. Shares of Preferred Stock that are issued by the Company and subsequently redeemed or converted into another security of the Company would be available to be reissued by the Company, and the Board of Directors of the Company would have the authority to set the terms of these reissued shares as they deem appropriate. As of the date of this Quarterly Report, we have not yet filed with Certificate of Amendment to the Articles of Incorporation.

July 1, 2014

On July 1, 2014, our Board of Directors and majority shareholders, believing it to be in the best interests of the Company and its shareholders, approved: (i) an Amendment to our Articles of Incorporation to decrease our authorized common stock from Four Billion shares to Two Hundred Fifty Million shares; and (ii) a 1-for-500 reverse stock split of all our outstanding common stock (the "Reverse Stock Split"), resulting in each five hundred shares of our currently outstanding common stock representing and converting into one share of our post-split common stock. As of the date of this Quarterly Report, we have not yet filed with Amendment to our Articles of Incorporation nor effected the Reverse Stock Split.

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

The accounting rules result in the treatment of us and our wholly-owned subsidiary as entities under common control, which reflects PetVivo, our wholly-owned subsidiary from inception to March 31, 2014. The prior operations for accounting purposes is deemed to be those of the accounting acquirer, which differs from the legal acquirer.

The following table presents the statement of operations for the period from April 1, 2014 to June 30, 2014.

For Period from April 1, 2014 to June 30, 2014

Revenues	$-

Total Operating Expenses	919,524

Total Other Income (Expense)	34,32613,021

Net Income (loss)	$(885,198)

Net loss per share - basic and diluted	$(0.00)

For the Period From April 1, 2014 to June 30, 2014.

Total Revenues. For the period from April 1, 2014 to June 30, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the period from April 1, 2014 to June 30, 2014 were $919,524. For the period from April 1, 2014 to June 30, 20143, we incurred: (i) stock for services of $683,073; (ii) research and development of $8,658; and (iii) general and administrative of $227,793. Operating expenses substantially increased due to valuation of stock issued for services and research and development based on the increased scope and scale of our business operations, including negotiation of the merger and securities exchange agreement with Gel-Del. General and administrative expenses consisted of: (i) $192,376 in accrued interest relating to the convertible debentures; and (ii) $14,825 in professional fees.  See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds."

Other Income (Expense)s. Other expenses for the period from April 1, 2014 to June 30, 2014 were $34,326 consisting of $35,326 in debt forgiveness, which was offset by $1,000 incurred as interest expense.

Net Loss. Therefore, our net loss for the period from April 1, 2014 to June 30, 2014 was ($885,198) or per share of ($0.00). Net loss generally increased primarily due to the recording of the valuation of stock issued for services and increase in operating expenses.

The weighted average number of shares outstanding during the period from April 1, 2014 to June 30, 2014 was 3,772,968,987.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2014.

As of June 30, 2014, our current assets were $1,263 and our current liabilities were $635,699, which resulted in a working capital deficit of $634,436.

As of June 30, 2014, our current assets were comprised of $1,263 in cash and cash equivalents. As of June 30, 2014, our total assets were $131,263 comprised of: (i) current assets of $1,263; and (ii) $130,000 in security deposit. The decrease in total assets during the three month period ended June 30, 2014 from fiscal year ended March 31, 2014 was primarily due to the decrease in cash and cash equivalents.

As of June 30, 2014, our current liabilities were comprised of: (i) $379,042 in derivative liability; (ii) $59,331 in accounts payable and accrued expenses; (iii) $52,326 in convertible notes payable; (iv) $141,000 in note payable - debentures; and (v) $4,000 in loans. As of June 30, 2014, our total liabilities were comprised entirely of current liabilities. The increase in total liabilities during the three month period ended June 30, 2014 from fiscal year ended March 31, 2014 was primarily due to the increase in derivative liability of $192,576.

Stockholders’ deficit increased from ($301,811) at fiscal year ended March 31, 2014 to ($504,436) as of June 30, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the period from August 1, 2013 (inception) to June 30, 2014, net cash flows used in operating activities was $33,075. Net cash flows used in operating activities consisted primarily of a net loss of $885,198, which was adjusted by $683,072 in valuation of shares issued for services and $35,326 in forgiveness of debt. Net cash flows used in operating activities was further changed by an increase in accrued expenses of $12,000 and $192,376 in derivative liability.

Cash Flows from Investing Activities. For the period from August 1, 2014 (inception) to June 30, 2014, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the period from August 1, 2013 (inception) to June 30, 2014, net cash flows used in financing activities was $5,000 consisting of $4,000 in proceeds from loans, which was offset by ($9,000) in reduction of debt.

MATERIAL COMMITMENTS

License Agreement

Our wholly-owned subsidiary, PetVivo, entered into that certain exclusive license agreement and manufacturing and supply agreement dated August 2, 2013 (the "License Agreement") with Gel-Del pertaining to the manufacture and supply of products by Gel-Del derived from certain technology, including protein-based biomaterials and devices, which are beneficial for the veterinary treatment of animals having orthopedic joint afflictions (the "Technology"). In accordance with the terms and provisions of the License Agreement, Gel Del Technologies granted to us an exclusive, sub-licensable license to the Technology, which includes confidential information, trade secrets and other know-how that is proprietary to Gel-Del Technologies, in the entire world to: (a) use, distribute, sell, order to sell and have sold products in the field, which term is defined as the use of injected particulate substances for orthopedic veterinary treatments of the joints, which substance is either certain products or a substance that may require an FDA submission related to the products that include one or more drugs (the "Field"); (b) practice methods of use related to the use of injected particulate substances for orthopedic veterinary treatments of the joints covered by the Technology and utilizing products in the Field; and (c) otherwise to commercialize and exploit products in the Field.

In accordance with the terms and provisions of the License Agreement, we paid $130,000 and as of the date of this Quarterly Report owe the balance of $1,650,000 as a contingent liability depending upon certain funding. The cash portion of the License Agreement has been capitalized at June 30, 2014.

Convertible Notes Payable

As of June 30, 2014, we have one note payable in the principal amount of $52,326 and accrues interest at 8% and payable on demand. The note is also convertible into shares of our common stock.

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

We calculated a derivative liability based on the Black Sholes Module resulting in a liability of $379,042 at June 30, 2014 caused by the discount on the share price to 80%. The quarterly expense of $192,376 is shown as part of our general and administrative costs.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2014 and March 31, 2013 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 204, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Settlement of Debt

Our Board of Directors approved the execution of that certain convertible promissory note dated March 17, 2014 (the "Promissory Notes") with a certain lender who had previously advanced and loaned monies to us for working capital purposes. During 2010 and 2011, we had received monies from a certain lender pursuant to which we and the lender verbally agreed that the principal loaned would be interest free, payable upon demand, and the lender had the right in its sole discretion to convert the principal due and owing into shares of our common stock at a conversion price equal to par value ($0.001). Subsequently, we and respective lender entered into that certain written amendment to the promissory note dated December 12, 2013 pursuant to which the amendment confirmed the verbal agreement and the conversion terms and that any such conversion must be completed by March 31, 2014 (the "Amendment"). The loan of $7,500 was evidenced on our financial statements for fiscal years commencing 2010 through current date. We and that certain lender (the "Lender") desired to enter into a convertible promissory note dated March 17, 2014, which would evidence our entire agreement concerning the original loan of funds by the Lender and all terms of the loan, including the original terms of agreement, including conversion terms.

Subsequently, the Lender and certain assignee (the "Assignee") entered into that certain debt purchase and assignment agreement and associated instrument of assignment and transfer assignment/assumption of debt dated February 24, 2014 (the "Debt Purchase Agreement"), pursuant to which the Assignee paid for acquisition of the Lender's right, title and interest in and to the Convertible Note and underlying debt, including the right to convert. On March 17, 2014, we received that certain notice of conversion (the Notices of Conversion").

Therefore, on April 2, 2014, we issued 7,500,000 shares of our restricted common stock for a reduction in debt of $7,500 in accordance with the terms and provisions of the Notice of Conversion. The shares of common stock were issued at $0.001 per share. The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services Rendered

On April 29, 2014, our Board of Directors authorized the issuance of 21,096,002 shares of our restricted common stock valued at market on the day of issuance at a per share price of $0.032 per share resulting in an expense of $675,073.  We had previously deferred $8,000 of services, which was earned during the three month period ended June 30, 2014, resulting in a total expense of $683,073.  The shares of common stock were issued to United States residents and  non-United States residents in reliance on Section 4(2) and Regulation D and Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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
______________
* Filed herewith.

PETVIVO HOLDINGS, INC.
SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 13, 2014	By:	/s/ John Lai
John Lai
	Its:	CEO/President, Director

August 13, 2014	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director