Form 10-Q/A
period 2014-06-30
PetVivo Holdings, Inc.
filed 2014-08-20
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2014
Common Stock, $0.001	3,779,542,482

EXPLANATORY NOTE

This amendment to Quarterly Report for quarter ended June 30, 2014 is filed to correct the total issued and outstanding shares of common stock reflected on the cover page.

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

August 20, 2014	By:	/s/ John Lai
John Lai
	Its:	CEO/President, Director

August 20, 2014	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director