Form 10-Q
period 2014-09-30
PetVivo Holdings, Inc.
filed 2014-11-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 10, 2014
Common Stock, $0.001	7,620,301*

*Reduced in accordance with the one for five hundred reverse stock split effected September 8, 2014.

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2014

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

PetVivo, Inc.

(Formerly Technologies Scan Corp.)

(A Development Stage Company)

Financial Statements

September 30, 2014

PetVivo, Inc. (Formerly Technologies Scan Corp.)
(A Development Stage Company)
Balance Sheet

	September 30,	March 31,
Assets:	2014	2014
Current Assets
Cash and Cash Equivalents	$5,283	$39,338
Accounts Receivable	-	-
Inventory	-	-
Prepaid Expenses	-	8,000
Total Current Assets	5,283	47,338

Fixed Assets-net	-	-
Other assets, license	130,000	130,000

Total Assets	$135,283	$177,338

Liabilities and Stockholders' Deficit:
Current Liabilities:
Derivative Liability	1,607	186,666
Accounts Payable and Accrued Expenses	39,229	83,657
Note Payable	53,326	58,826
Note Payable-Debenture	68,000	150,000
Total Current Liabilities	162,162	479,149

Long Term Debt	-	-

Total Liabilities	162,162	479,149

Stockholders' Equity:
Common Stock, Par value $0.001, Authorized 250,000,000 issued 7,620,314 and 7,501,918 respectively	7,620	7,502
Paid-In Capital	25,249,339	24,352,534
Retained Deficit	(25,283,838)	(24,661,847)
Total Stockholders' Equity	(26,879)	(301,811)
Total Liabilities and Stockholders' Equity	$135,263	$177,338

The accompanying notes are an integral part of these financial statements.

Petvivo, Inc. (Formerly Technologies Scan, Inc.)
(A Development Stage Company) Statement of Operations

	From April 1, 2014 To September 30, 2014	From inception August 1, 2013 To September 30, 2013	From July 1, 2014 To September 30, 2014	From August 1, 2013 To September 30, 2013	From inception 8/1/2013 To September 30, 2014
Revenues	$-	$-	$-	$-	$-
Costs of Services	-	-	-	-	-

Gross Margin	-	-	-	-	-

Expenses:
Payroll Expenses	-	-	-	-	80,000
Stock for Services	721,073	-	38,000	-	25,161,173
Research and Development	8,658	-	-	-	88,194
General and Administrative	295,628	45,694	67,835	45,694	344,818
Operating Expenses	1,025,359	45,684	105,835	45,694	25,674,185

Operating Income (Loss)	(1,025,359)	(45,694)	(105,835)	(45,694)	(25,674,185)

Debt forgiveness/Derivative Income	414,368	-	379,042	-	414,368
Interest	(11,000)	-	(10,000)	-	(24,021)

Net Profit ( Loss) Before Taxes	(621,991)	(45,694)	263,207	(45,694)	(25,283,838)

Income and Franchise Tax	-	-	-	-	-

Net Profit (Loss)	$(621,991)	$(45,694)	263,207	$(45,694)	$(25,283,838)

Loss per Share, Basic	$(0.08)	$(186.50)	$0.03	$(186.50)

Weighted Average Shares Outstanding	7,573,741	245	7,602,345	245

The accompanying notes are an integral part of these financial statements.

PetVivo, Inc. (Formerly Technologies Scan Corp)
Statement of Stockholders’ Equity
August 1, 2013 to September 30, 2014

			Additional
	Common	Common	Paid in	Retained
	Shares	Stock	Capital	Deficit	Total

Balance Beginning	245,325	245	(245)	-	-
Shares issued for Debt on 2/25/14	49,713	50	124,233	-	124,283
Shares issued for agreement on 3/14/2014	4,621,880	4,622	(4,622)	-	-
Shares issued for serviceson 3/17/2014	2,444,000	2,444	24,437,556	-	24,440,000
Effects of Reverse			(274,747)		(274,747)
Shares issued for debt on 3/19/2014	141,000	141	70,359		70,500
Net Loss for the period				(24,661,847)	(24,661,847)
Balance March 31, 2014	7,501,918	7,502	24,352,534	(24,661,847)	(301,811)
Shares issued for debt on 4/2/2014	15,000	15	7,485		7,500
Shares issued for Services on 4/29/2014	42,192	42	675,031		675,073
Shares issued for debt on 7/22/2014	47,871	48	176,302		176,350
Shares issued for service son 8/14/2014	13,333	13	37,987		38,000
Net Loss				(621,991)	(621,991)
Balance September 30, 2014	7,620,314	7,620	24,249,339	(25,283,838)	(26,879)

The accompanying notes are an integral part of these financial statements.

Petvivo, Inc. (Formerly Technologies Scan, Inc.)
Statement of Cash Flows For the Six Months Ended September 30, and
From Inception August 1, 2013 to September 30, 2014

			Inception to September 30,
	2014	2013	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(621,991)	$(45,694)	$(25,283,838)
Shares Issued for Services	721,073	-	25,161,173
Adjustments to reconcile net loss to net cash provided by operating activities:
Forgiveness of Debt	(35,326)	-	(35,326)
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable	-	-	-
Increase in Accrued interest payable	2,000	-	3,326
Increase (Decrease) in Accrued Expenses	17,248	20,000	17,248
Increase (Decrease) in Derivative Liability	(185,059)	-	1,607
Net Cash Used in Operating Activities	(102,055)	(25,694)	(135,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of License	-	(50,000)	(130,000)
Net cash provided by Investing Activities	-	(50,000)	(130,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	-	-	-
Proceeds from Loans	68,000	79,000	271,093
Reduction of Debt	-	-	-
Net Cash Provided by Financing Activities	68,000	79,000	271,093

Net (Decrease) Increase in Cash	(34,055)	3,306	5,283
Cash at Beginning of Period	39,338	-	-
Cash at End of Period	$5,283	3,306	$5,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-	$-
Franchise and Income Taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt satisfied thru issuance of stock
	$183,850	$-	378633

The accompanying notes are an integral part of these financial statements.

PetVivo, Inc.

(Formerly Technologies Scan Corp.)

Notes to Financial Statements

September 30, 2014

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

PetVivois in the business of distribution of bio materials for the treatment of afflictions and diseases in animals.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The financials presented are those of PetVivo the surviving entity subject to equity transactions of the former corporation.

Developmentstage company

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

Reverse Stock Split

On September 8, 2014 the Company effectuated a 1 for 500 reverse split and reduced their authorized shares to 250,000,000. The Company has effectuated for the reverse in its financial statements for all periods presented.

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

The Company does not have any assets but did have liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did have fair value adjustments for liabilities measured at fair value at September 30, 2014 and gains and losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those liabilities still held at the reporting date for the period from April 1, 2014 through September 30, 2014. The Company incurred a fair value adjustment for recognizing a derivative expense which is shown in general and administrative expenses of $1,607 with a corresponding liability which relates to the conversion feature of a $68,000 debt. The liability and expense was calculated using the black sholes module representing a discount to market of 40%, risk rate of 10% and a volativity of 345%.

The Company also recorded as other income a derivative representing the liability portion of previous debts which were converted.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a negative equity of $621,991 at September 30, 2014.

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

NOTE 4 – LICENSE

On August 2, 2013 the Company entered into an agreement with a related party, a shareholder, for certain technology related to the care of animals. The Company paid $130,000 and owes the balance of the contract of $1,650,000 as a contingent liability, dependent on certain funding. The cash portion of the license has been capitalized at September 30, 2014.

NOTE 5 – NOTE PAYABLE

At September 30, 2014 the Company had one note payable

September 30, 2014
Notes Payable to an individual interest at 8%, payable on demand, convertible into common shares at market	53,326
Total Owed	53,326

For the six months ending September 30, 2014 $2,000 has been accrued in interest and since inception $3,326.

NOTE 6 – NOTES PAYABLE-DEBENTURES/DERIVATIVE

1.

The Company assumed a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, we may redeem by paying the principal plus accrued interest and 6287182 Canada has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The 6287182 Canada Debenture is due July 31, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter. On July 22, 2014 13,733,333 shares were issued to eliminate this debt.

2.

The Company also assumed a second note which is a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, the Company may redeem by paying the principal plus accrued interest. Brevets Futek MSM Ltee has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for price for 5 consecutive days prior to notice of conversion. The convertible debenture is due July 17, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter

Similarly on July 22, 2014 6,866,666 shares were issued to satisfy this debt.

The Company calculated derivative income of $379,042 as part of the satisfaction of these debts as the liability was satisfied and at the time of satisfaction a liability existed based on the Black Shoes Module as caused by the discount on the share price to 80%.

3.

The Company on July 31, 2014 received a loan in the form of a convertible debenture for $68,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock. The Company calculated a derivative expense based on the Black Scholes module with a risk free interest rate of 10% a volativity rate of 344.64% which resulted in a liability of $1,607.

NOTE 7 – COMMON STOCK

The Company issued the following shares of common stock.

On February 25, 2014 the Company issued 49,713 shares of stock for a reduction of debt of $124,283.

On March 14, 2014 the company issued 4,621,880 to effectuate the merger.

On March 17, 2014 the Company issued 2,444,000 shares for marketing services rendered valued at market resulting in an expense of $24,440,000.

On March 19, 2014 the Company issued 141,000 shares for debt valued at $70,500.

On April 2, 2014 the Company issued 15,000 shares of stock for a reduction in debt of $7,500.

On April 29, 2014 the Company issued 42,192 shares for services for marketing valued at market on the day of issuance resulting in an expense of $675,073.

On July 22, 2014 the Company issued 41,200shares for elimination of the convertible debt of $150,000. On the same day they issued 6,671 shares at market to satisfy accounts payable debt of $26,350.

On August 14, 2014 the Company issued 8,000 shares to its chief executive officer for services rendered and 5,333pre split shares to another officer. The shares were valued at market resulting in an expense of $38,000.

NOTE 8 – RELATED PARTY TRANSACTIONS

Stock Issuances

The Company issuance of 2,444,000 shares in March 2014 were issued to its officers and directors.

On April 29, 2014 6,400 shares were issued to its officers as a part of the 42,192 shares issued that day.

On August 14, 2014 the Company issued 13,333 shares to officers and directors.

Consulting Fees

The Company accrued in the quarter ended September 30, 2014 $30,000 in fees to its CEO and a director for services

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

NOTE 10 – SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than the following no material events existed:

1.	The Company received approximately $187,500 in convertible financing for terms similar to what was incurred during the previous quarter.

2.	The Company in October 2014 completed a transaction for which it was assigned accounts receivable of a related party of $185,793 for $30,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp.

Effective March 21, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "PetVivo Holdings, Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on April 1, 2014 changing our name to "PetVivo Holdings, Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company. See " -- Information Statements." We filed appropriate documents with FINRA to effect the Name Change. On April 29, 2014, our Name Change from Technologies Scan Corp to “PetVivo Holdings, Inc.” was declared effective by FINRA and our common stock's trading symbol was changed to “PETV". Our new cusip number is 716817 101.

Amendment to Articles of Incorporation

Effective September 8, 2014, our Board of Directors and majority shareholders approved and adopted an amendment to our Articles of Incorporation, which reduced our authorized shares of common stock from 4,000,000,000,000 shares to 250,000,000 shares, which amendment has been duly filed with the Secretary of State of Nevada. See "--Information Statements."

Effective September 22, 2014, our Board of Directors and majority shareholders approved and adopted an amendment to the Articles of Incorporation, which added authorized preferred stock of 20,000,000 shares to our capital structure, which amendment has been duly filed with the Secretary of State of Nevada. The preferred share amendment is as follows:

“Twenty Million (20,000,000) shares of preferred stock, par value $.001 per share, which the Board of Directors has the authority to issue in one or more series, with such rights (including dividend, voting and conversion), preferences and designations as the Board of Directors deems necessary or advisable, without any further action by the shareholders of the corporation.”

Reverse Stock Split

On July 1, 2014, our Board of Directors and majority shareholders approved a reverse stock split of one for one for five hundred (1:500) of our total issued and outstanding shares of common stock (the “Stock Split”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split. Our articles of incorporation do not authorize cumulative voting. As of the record date of July 1, 2014, we had 3,779,542,482 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 3,538,273,137 votes, which represents approximately 93.6% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split described herein in a unanimous written consent dated July 1, 2014. See "--Information Statements."

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company’s shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders’ equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. Our Board of Directors approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 3,538,273,137 shares to 7,620,301 shares of common stock. The common stock will continue to be $0.001 par value.

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

July 7, 2014

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

The following table presents the statement of operations for the period from April 1, 2014 to September 30, 2014.

For Period from April 1, 2014 to September 30, 2014

Revenues	$-

Total Operating Expenses	1,025,359

Total Other Income (Expense)	403,368

Net Income (loss)	$(621,991)

Net loss per share - basic and diluted	$(0.08)

For the Period From April 1, 2014 to September 30, 2014.

Total Revenues. For the period from April 1, 2014 to September 30, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the period from April 1, 2014 to September 30, 2014 were $1,025,359. For the period from April 1, 2014 to September 30, 2014, we incurred: (i) stock for services of $721,073; (ii) research and development of $8,658; and (iii) general and administrative of $295,628. Operating expenses substantially increased due to valuation of stock issued for services and general and administrative based on the increased scope and scale of our business operations, including negotiation of the merger and securities exchange agreement with Gel-Del. General and administrative expenses consisted of: (i) $______ 192,376 in accrued interest relating to the convertible debentures; and (ii) $_____ in professional fees. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds."

Other Income (Expense)s. Other expenses for the period from April 1, 2014 to September 30, 2014 were $403,368 consisting of $414,368 in derivative income, which was offset by $11,000 incurred as interest expense. We had assumed a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the Debenture, 6287182 Canada had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. We also assumed a second note which is a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, Brevets Futek MSM Ltee had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for price for 5 consecutive days prior to notice of conversion.

We satisfied these debts by the issuance of shares of our common stock. Thus, we calculated derivative income of $379,042 as part of the satisfaction of these debts as the liability was satisfied. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds."

Net Loss. Therefore, our net loss for the period from April 1, 2014 to September 30, 2014 was ($621,991) or per share of ($0.08). Net loss generally increased primarily due to the recording of the valuation of stock issued for services and increase in operating expenses.

The weighted average number of shares outstanding during the period from April 1, 2014 to September 30, 2014 was 7,573,741.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended September 30, 2014.

As of September 30, 2014, our current assets were $5,283 and our current liabilities were $162,162, which resulted in a working capital deficit of $156,879.

As of September 30, 2014, our current assets were comprised of $5,283 in cash and cash equivalents. As of September 30, 2014, our total assets were $135,283 comprised of: (i) current assets of $5,283; and (ii) $130,000 in security deposit. The decrease in total assets during the six month period ended September 30, 2014 from fiscal year ended March 31, 2014 was primarily due to the decrease in cash and cash equivalents.

As of September 30, 2014, our current liabilities were comprised of: (i) $1,607 in derivative liability; (ii) $39,229 in accounts payable and accrued expenses; (iii) $53,326 in notes payable; and (iv) $68,000 in note payable - debenture. As of September 30, 2014, our total liabilities were comprised entirely of current liabilities. The decrease in total liabilities during the six month period ended September 30, 2014 from fiscal year ended March 31, 2014 was primarily due to the decrease in derivative liability of $185,059.

Stockholders’ deficit decreased from ($301,811) at fiscal year ended March 31, 2014 to ($26,879) as of September 30, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the period from August 1, 2013 (inception) to September 30, 2014, net cash flows used in operating activities was $102,005. Net cash flows used in operating activities consisted primarily of a net loss of $621,991, which was adjusted by $721,073 in valuation of shares issued for services and $35,326 in forgiveness of debt. Net cash flows used in operating activities was further changed by an increase in accrued interest payable of $2,000 and in accrued expenses of $17,248 and a decrease of $185,059 in derivative liability.

Cash Flows from Investing Activities. For the period from August 1, 2014 (inception) to September 30, 2014, net cash flows provided by investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the period from August 1, 2013 (inception) to September 30, 2014, net cash flows used in financing activities was $68,000 consisting of $68,000 in proceeds from loans.

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

In accordance with the terms and provisions of the License Agreement, we paid $130,000 and as of the date of this Quarterly Report owe the balance of $1,650,000 as a contingent liability depending upon certain funding. The cash portion of the License Agreement has been capitalized at September 30, 2014.

Convertible Notes Payable

As of September 30, 2014, we have one note payable in the principal amount of $52,326 and accrues interest at 8% and payable on demand. The note is also convertible into shares of our common stock.

Note Payable - Convertible Debenture

On July 31, 2014, we received a loan in the form of a convertible debenture in the principal amount of $68,000. Interest accrues at the rate of 8% per annum with a 40% discount from the market price of the stock. We calculated a derivative liability of $1,607.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2014/2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Settlement of Debt

(a) Our Board of Directors approved the execution of that certain convertible promissory note dated March 17, 2014 (the "Promissory Notes") with a certain lender who had previously advanced and loaned monies to us for working capital purposes. During 2010 and 2011, we had received monies from a certain lender pursuant to which we and the lender verbally agreed that the principal loaned would be interest free, payable upon demand, and the lender had the right in its sole discretion to convert the principal due and owing into shares of our common stock at a conversion price equal to par value ($0.001). Subsequently, we and respective lender entered into that certain written amendment to the promissory note dated December 12, 2013 pursuant to which the amendment confirmed the verbal agreement and the conversion terms and that any such conversion must be completed by March 31, 2014 (the "Amendment"). The loan of $7,500 was evidenced on our financial statements for fiscal years commencing 2010 through current date. We and that certain lender (the "Lender") desired to enter into a convertible promissory note dated March 17, 2014, which would evidence our entire agreement concerning the original loan of funds by the Lender and all terms of the loan, including the original terms of agreement, including conversion terms.

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

Therefore, on April 2, 2014, we issued 7,500,000 pre-Reverse Stock Split shares of our restricted common stock for a reduction in debt of $7,500 in accordance with the terms and provisions of the Notice of Conversion. The shares of common stock were issued at $0.001 per share. The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

(b) We assumed a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, 6287182 Canada had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The Debenture was due July 31, 2016 and accrued interest at the rate of 12% per annum. On July 22, 2014, we satisfied this debt by the issuance of 13,733,333 pre-Reverse Stock Split shares of common stock. The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

(c) We also assumed a second note which is a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, Brevets Futek MSM Ltee had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for price for 5 consecutive days prior to notice of conversion. The convertible debenture was due July 17, 2016 and accrues interest at the rate of 12% per annum. On July 22, 2014, we satisfied this debt by the issuance of 6,866,666 pre-Reverse Stock Split shares of common stock. The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services Rendered

On April 29, 2014, our Board of Directors authorized the issuance of 21,096,002 pre-Reverse Stock Split shares of our restricted common stock valued at market on the day of issuance at a per share price of $0.032 per share resulting in an expense of $675,073. We had previously deferred $8,000 of services, which was earned during the three month period ended June 30, 2014, resulting in a total expense of $683,073. The shares of common stock were issued to United States residents and non-United States residents in reliance on Section 4(2) and Regulation D and Regulation S promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

On August 14, 2014, our Board of Directors authorized the issuance of 8,000 pre-Reverse Stock Split shares of our common stock to our Chief Executive Officer for services rendered and a further 5,333 pre-Reverse Stock Split shares of common stock to another officer for services rendered. The shares were all issued at $0.35 per share and value at market resulting in an expense of $38,000. The shares of common stock were issued to United States residents in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

November 14, 2014	By:	/s/ John Lai
John Lai
	Its:	CEO/President, Director

November 14, 2014	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

