Form 10-Q
period 2014-12-31
PetVivo Holdings, Inc.
filed 2015-02-23
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 20, 2015
Common Stock, $0.001	7,620,301*

* Reduced in accordance with the one for five hundred reverse stock split effected September 8, 2014.

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2014

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

PetVivo Holdings, Inc.

Consolidated Financial Statements

December 31, 2014

PetVivo Holdings, Inc. Consolidated Balance Sheet

	December 31,	March 31,
Assets:	2014	2014
Current Assets
Cash and Cash Equivalents	$935	$39,338
Accounts Receivable	30,000	-
Inventory	-	-
Prepaid Expenses	48,132	8,000
Total Current Assets	79,067	47,338
Deferred Debt Issue Costs	16,137
Fixed Assets-net	9,014	-
Patents and Trademarks-Net	216,906	130,000

Total Assets	$321,124	$177,338
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable and Accrued Expenses	$683,602	83,657
Derivative Liability	4,138	186,666
Related Party Payable	720,424	-
Note Payable	380,516	58,826
Note Payable-convertible debentures	315,500	150,000
Total Current Liabilities	2,104,180	479,149

Long Term Debt	68,566	-

Total Liabilities	2,172,746	479,149
Stockholders” Equity:
Common Stock to be Issued	4,150	-
Common Stock, Par value $0.001, Authorized 250,000,000 issued 7,620,314 and 7,501,918 respectively	7,620	7,502
Paid-In Capital	38,490,353	24,352,534
Retained Deficit	(40,353,745)	(24,661,847)
Total Stockholders' Equity	(1,851,622)	(301,811)
Total Liabilities and Stockholders' Equity	$321,124	$177,338

The accompanying notes are an integral part of these financial statements.

PetVivo Holdings, Inc.

Consolidated Statement of Operations

	From April 1, 2014 To December 31, 2014	From inception August 1, 2013 To December 31, 2013	From October 1, 2014 To December 31, 2014	From October 1, 2013 To December 31, 2013

Revenues	$-	$-	$-	$-
Costs of Services	-	-	-	-

Gross Margin	-	-	-	-

Expenses:
	-	-	-	-
Stock for Services	721,073	-	-	-
Research and Development	35,314	-	26,656	-
General and Administrative	275,804	148,265	174,159	100,571
Operating Expenses	1,032,191	148,265	200,815	100,571

Operating Income (Loss)	(1,032,191)	(148,265)	(200,815)	100,571

Derivative (Expense) Income	182,528	-	(2,531)	-
Forgiveness of Debt	35,326	-	-	-
Impairment	(14,859,653)		(14,859,653)
Net Profit( Loss) Before Interest	(15,673,990)	(148,265)	(15,062,999)	(100,571)

Interest (Expense)	(17,906)	-	(6,906)	-

Net Profit (Loss)	$(15,691,896)	$(146,265)	(15,069,905)	$(100,571)

Loss per Share, Basic	$(2.07)	$(597.00)	$(1.98)	(410.49)

Weighted Average Shares Outstanding	7,589,265	245	7,620,314	245

The accompanying notes are an integral part of these financial statements.

PetVivo Holdings, Inc.
Consolidated Statement of Cash Flows For the Nine Months Ended December 31, 2014, and
From Inception August 1, 2013 to December 31, 2013

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	$(15,691,896)		$(146,265)
Shares Issued for Services	753,245		-
Adjustments to reconcile net loss to net cash/amortization	7,860		-
provided by operating activities: Impairment	14,859,653		-
Forgiveness of Debt	-		-
Changes in Operating Assets and Liabilities
Decrease (Increase) in Accounts Receivable/Prepaid	(23,805)		(60)
Increase in Accrued interest payable	6,893		-
Increase (Decrease) in Accrued Expenses	41,480		73,475
Increase (Decrease) in Derivative Liability	(182,528)		-
Net Cash Used in Operating Activities	(229,098)		(72,850)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of assets/return	120,685		(100,000)
Net cash provided by Investing Activities	120,685		(100,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Common Stock issued for Cash	-		-
Proceeds from Loans	315,500		204,000
Reduction of Debt	(234,737)		-
Net Cash Provided by Financing Activities	80,763		204,000

Net (Decrease) Increase in Cash	(27,650)		31,150
Cash at Beginning of Period	28,585		-
Cash at End of Period	$935		31,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-		$-
Franchise and Income Taxes	$-		$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt satisfied thru issuance of stock	$183,850	$

The accompanying notes are an integral part of these financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2014

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made, which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

PetVivo Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013. The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc. and PetVivo Inc. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity which is Petvivo. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and bio materials for the treatment of afflictions and diseases in animals.

On November 21, 2014 the Company acquired Gel Del Technologies, Inc, a Minnesota corporation in an exchange of shares whereby Gel Del will receive 4,150,000 shares of the Company’s stock in return for all of the outstanding shares of Gel Del. Gel Del then became a wholly owned subsidiary of PetVivo.

The acquisition is contingent on a capital raise in early 2015.  Management believes this is probable and hence for accounting purposes this merger is being treated as a purchase on November 14, 2014 forward.

Gel Del is a biomaterial and medical device development and manufacturing company with its production facilities in St. Paul Minnesota and was founded in 1999. Gel Del has developed proprietary biomaterials which simulate the body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices.

The financials include the accounts of PetVivo for the nine months ended December 31, 2014 and for the period November 21, 2014 to December 31, 2014 for the subsidiaries corresponding with the date of the merger.

The Company’s accounting year end is March 31st, which was the year end for PetVivo Holdings, Inc.

(B) Principles of Consolidation

The accompanying 2014 condensed consolidated financial statements include the accounts of Petvivo Holdings, Inc. and its wholly owned subsidiaries, Gel Del Technologies, Inc. (from November 21, 2014, merger) and Cosmeta Corp, originally a wholl owned subsidiary of Gel Del Technologies. Cosmerta is now largely inactive. All intercompany accounts have been eliminated upon consolidation.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment, estimate of fair value of share based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2014 and March 31, 2014, the Company had no cash equivalents.

(E) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, “Earnings per Share” basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share at December 31, 2014 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

December 31, 2014

Convertible Debt (Exercise price - $1.90 - $1.97 share)	162,076
Total	162,076

(F) Operating Leases

The Company via its wholly owned subsidiary Gel Del Technologies, Inc. leases approximately various facility space under an original 10-year lease executed in February 2006 and amended in November 2010 and agreed to certain concessions. The company is deferring such concessions thru the term of the current lease which expires in February 2016. Monthly straight-line rent expense calculation is $5,084 .The rent expense under this lease is $5,478.

Deferred rent payable arising from its wholly owned subsidiary Gel Del Technologies at December 31, 2014 was $5,520 and is included under prepaid expense as a negative. a Deferred rent payable is the sum of the difference between the monthly rent payment and the straight-line monthly rent expense of an operating lease that contains escalated payments in future periods.

(G) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from m selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

●	Level 1 - quoted market prices in active markets for identical assets or liabilities.

●

Level 2 - inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

●	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, convertible notes payable - related party and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2014 and March 31, 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

(J) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 “Derivatives and Hedging” to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 “Debt with Conversion and Other Options” for consideration of any beneficial conversion features.

(K) Derivative Financial Instruments

Fair value accounting requires bifurcation of embedded derivative instruments such as conversion features in convertible debt or equity instruments, and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses the Black-Scholes option-pricing model. In assessing the convertible debt instruments, management determines if the convertible debt host instrument is conventional convertible debt and further if there is a beneficial conversion feature requiring measurement. If the instrument is not considered conventional convertible debt, the Company will continue its evaluation process of these instruments as derivative financial instruments.

Once determined, derivative liabilities are adjusted to reflect fair value at each reporting period end, with any increase or decrease in the fair value being recorded in results of operations as an adjustment to fair value of derivatives. In addition, the fair value of freestanding derivative instruments such as warrants, are also valued using the Black-Scholes option-pricing model.

(L) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a "beneficial conversion feature" ("BCF") and related debt discount.

When the Company records a BCF, the relative fair value of the BCF is recorded as a debt discount against the face amount of the respective debt instrument (offset to additional paid in capital) and amortized to interest expense over the life of the debt.

(M) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(N) Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification (“Sub-topic 505-50”).

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●

Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

Pursuant to ASC paragraph 505-50-25-7, if fully vested, non-forfeitable equity instruments are issued at the date the grantor and grantee enter into an agreement for goods or services (no specific performance is required by the grantee to retain those equity instruments), then, because of the elimination of any obligation on the part of the counterparty to earn the equity instruments, a measurement date has been reached. A grantor shall recognize the equity instruments when they are issued (in most cases, when the agreement is entered into). Whether the corresponding cost is an immediate expense or a prepaid asset (or whether the debit should be characterized as contra-equity under the requirements of paragraph 505-50-45-1) depends on the specific facts and circumstances. Pursuant to ASC paragraph 505-50-45-1, a grantor may conclude that an asset (other than a note or a receivable) has been received in return for fully vested, non-forfeitable equity instruments that are issued at the date the grantor and grantee enter into an agreement for goods or services (and no specific performance is required by the grantee in order to retain those equity instruments). Such an asset shall not be displayed as contra-equity by the grantor of the equity instruments. The transferability (or lack thereof) of the equity instruments shall not affect the balance sheet display of the asset. This guidance is limited to transactions in which equity instruments are transferred to other than employees in exchange for goods or services. Section 505-50-30 provides guidance on the determination of the measurement date for transactions that are within the scope of this Subtopic.

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

Pursuant to ASC paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

(o) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity’s financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update “ASU” 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - PROPERTY AND EQUIPMENT

	December 31, 2014	March 31, 2014	Estimated Useful Life
Furniture and Equipment	36,996	-	5-7
Leasehold Improvements	65,430	-	5-10
	102,426	-
Less: Accumulated Depreciation	(93,412)	-
Property and Equipment, Net	$9,014	-

Depreciation expense was $644 for the period of merger of November 21, 2014 to December 31, 2014.

NOTE 3 - PATENTS AND TRADEMARKS

The Company capitalizes its patents and trademark costs and amortizes these over lives of between 5 and 10 years. At December 31, 2014 Patent costs equaled $593,342 with accumulated amortization of $379,656. Trademark costs were $30,298 and accumulated amortization of $27,077. Amortization costs for the period November 21, to December 31, 2014 was $7,099.

NOTE 4 - Derivative Liability/Notes Payable Convertible Debentures

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

3.

The Company on July 31, 2014 received a loan in the form of a convertible debenture for $68,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock. The Company calculated a derivative expense based on the Black Scholes module with a risk free interest rate of 10% a volatility rate of 344.64% which resulted in a liability of $897.

4.	The company on October 14, 2014 received a loan in the form of a convertible debenture for $43,000. Terms are identical to the loan in number 3. The derivative liability was calculated at $555.

5.

On October 21, 2014 the Company received a loan in the form of a convertible debenture for $42,000. Terms are identical to numbers 3 And 4 above. The company calculated a liability at December 31, 2014 of $542.

6.

On October 27, 2014 the Company received $102,500 in the form of a convertible debenture. Terms indicate an interest rate of 8% with a 42% discount to market due in nine months. At December 31, 2014 the Company calculated a derivative liability of $1,369.

7.

On December 23, 2014 the Company received $60,000 in the form of a convertible debenture, interest at 85 with a 40% discount to market. At December 31, 2014 the company recorded a derivative liability of $775.

At December 31, 2014 the derivative liability equaled $4,138 with the outstanding notes equaling $315,500.

NOTE 5 - RELATED PARTY PAYABLE

The Company is indebted to related parties. At December 31, 2014 $104,303 is owed to officers of the subsidiary for advances which have now been assumed by the parent. Terms indicate interest at 8%. The company via its wholly owned subsidiary Gel Del Technologies is also indebted to the officers of the subsidiary for unpaid salaries of $566,121 and to the parents’ officers of $50,000. The total amount equals $720,424.

NOTE 6 - NOTE PAYABLE

At December 31, 2014 the Company had two notes payable.

December 31, 2014
Note payable unrelated third party, interest @ 9%	326,190

Notes Payable to an individual interest at 8%, payable on demand, convertible into common shares at market	54,326
Total Owed	$380,516

NOTE 7 - LONG TERM DEBT

At December 31, 2014 the Company thru its main subsidiary is indebted on a SBA loan. Terms indicate interest at 5.25% and a liability of $68,566 to be paid January 17, 2017.

NOTE 8 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a negative equity and a material loss.

Management intends to raise additional funds now that it completed its reverse merger in March 2014 thru a private placement or thru the public process which will also enable it to fulfill the funding terms of the November 14, 2014 securities exchange agreement. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate funds.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 9 - COMMON STOCK

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

NOTE 10 - RELATED PARTY TRANSACTIONS

Stock Issuances

The Company issuance of 2,444,000 shares in March 2014 were issued to its officers and directors.

On April 29, 2014 6,400 shares were issued to its officers as a part of the 42,192 shares issued that day.

On August 14, 2014 the Company issued 13,333 shares to officers and directors.

Consulting Fees

The Company accrued unpaid consulting fees of $50,000 to its CEO and a director for services and incurred an expense of $60,000 for the period which is shown as part of general and administrative costs.

The Company also inherited and incurred unpaid salaries for its officers of its subsidiaries of $566,121 and incurred salary expense of $32,560.

Loan

The Company is obligated for $104,303 with interest to an officer of its subsidiary for advances.

NOTE 11 - ACQUISTION AND MERGER

On November 21, 2014 the company purchased via an exchange of stock all of the outstanding shares of stock in Gel Del Technologies, Inc. For accounting purposes the transaction is being treated as a purchase whereby the accounts of Gel Del Technologies are utilized from date of the acquisition or November 21, 2014 forward. The transaction was accounted for as follows:

November 21, 2014 4,150,000 shares of stock @ market price of 3.24 or $13,446,000

Assets assigned	(286,371)

Liabilities assumed	1,700,024

Total consideration	$14,859,653

The Company elected to impair its acquisition in its entirety at December 31, 2014.

The Company will also need to raise capital to successfully complete the funding component of the above transaction in the first half of 2015.

NOTE 12 - INCOME TAX

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

NOTE 13 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than the following no material events existed:

1.	The Company received approximately $87,500 in convertible financing for terms similar to what was incurred during the previous quarter in January 2015.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp.

Effective March 21, 2014, our Board of Directors and majority shareholders approved an amendment to our articles of incorporation to change our name to "PetVivo Holdings, Inc." (the “Name Change Amendment”). The Amendment was filed with the Secretary of State of Nevada on April 1, 2014 changing our name to "PetVivo Holdings, Inc." (the "Name Change"). The Name Change was effected to better reflect the future business operations of the Company. See "--Information Statements." We filed appropriate documents with FINRA to effect the Name Change. On April 29, 2014, our Name Change from Technologies Scan Corp to “PetVivo Holdings, Inc.” was declared effective by FINRA and our common stock's trading symbol was changed to “PETV". Our new cusip number is 716817 101.

Amendment to Articles of Incorporation

Effective September 8, 2014, our Board of Directors and majority shareholders approved and adopted an amendment to our Articles of Incorporation, which reduced our authorized shares of common stock from 4,000,000,000 shares to 250,000,000 shares, which amendment has been duly filed with the Secretary of State of Nevada. See "--Information Statements."

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

Reverse Stock Split

On July 1, 2014, our Board of Directors and majority shareholders approved a reverse stock split of one for five hundred (1:500) of our total issued and outstanding shares of common stock (the “Stock Split”). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split. Our articles of incorporation do not authorize cumulative voting. As of the record date of July 1, 2014, we had 3,779,542,482 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 3,538,273,137 votes, which represents approximately 93.6% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split described herein in a unanimous written consent dated July 1, 2014. See "--Information Statements."

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

Our strategy is to in-license proprietary products from human medical device companies specifically for use in pets. A key component of this strategy is the accelerated timeline to revenues for veterinary medical devices, which enter the market much earlier than the more stringently regulated pharmaceuticals. We have secured exclusive rights to our first product, an osteoarthritis medical device, which has been shown to be both safe and efficacious. We believe the administration of these initial therapeutic devices exceeds the benefits of those found in current remedies. Therefore, management believes that the commercialization of our initial therapeutic devices will provide veterinarians and pet owners safe, effective, and long-lasting treatments to improve the pet’s quality of life.

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

We have secured the exclusive rights to commercialize protein-based biomaterials for the treatment of pain and inflammation associated with osteoarthritis in canine and equine animals. We believe that our treatment is superior to current methodology of using NSAID’s. NSAID’s have many side effects in canines and our treatment has less to none of the side effects. Based on the market studies discussed below, management believes that there are opportunities to expand in the bovine and feline market.

MERGER AND SECURITY EXCHANGE AGREEMENT

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation (“Gel-Del”), having a closing date on or before March 31, 2015. Upon closing, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of PetVivo through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. As of the date of this Quarterly Report, we have not yet closed the transaction involving the Stock Exchange Agreement. However, our management deems it highly probable that the Stock Exchange Agreement will be consummated and the transaction closed.

This statutory stock exchange merger, which must be approved by the respective shareholders of PetVivo and Gel-Del, will result in an exchange by Gel-Del shareholders on a pro rata basis of all outstanding capital stock of Gel-Del in consideration for Four Million One Hundred Fifty Thousand (4,150,000) shares of common stock of PetVivo. Since these 4,150,000 shares will not constitute a majority of the post-merger outstanding capital stock of PetVivo, there will be no change of control of PetVivo incident to this transaction. Post-merger management of the combined companies will include all four current principal officers of PetVivo and Gel-Del, and their respective management positions are set forth in the Stock Exchange Agreement as an exhibit hereto. Upon completion of this merger, PetVivo will acquire all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del’s modern and secure biomedical product manufacturing facilities in St. Paul.

PetVivo was founded in 2013 by its current management, John Lai and John Dolan , and is based in suburban Minneapolis, Minnesota. PetVivo is a biomedical device company engaged in the business of acquiring/in-licensing and adapting human biomedical technology and products for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other painful afflictions. PetVivo’s initial product, which is now being commercialized, is a medical device featuring the injections of patented gel-like protein-based biomaterials into the afflicted body parts of pets and other animals suffering from osteoarthritis. PetVivo obtained the exclusive rights for commercialization of this product from Gel-Del for the treatment of pets and other animals.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in St. Paul, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del’s proprietary biomaterials which simulate a body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del Technologies has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del Technologies’ core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self- assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

While working together relating to their licensing agreement, in early 2014 the respective managements of PetVivo and Gel-Del determined to combine the two companies into one business entity producing, marketing and selling medical products based on Gel-Del technology for both humans and animals. After lengthy negotiations and generally following the guidelines of a formal Term Sheet previously entered into between the parties, Pet Vivo and Gel-Del have now completed the definitive agreement for this merger.

The Stock Exchange Agreement requires PetVivo to provide a loan for working capital interim funding for Gel-Del until closing of the merger, consisting of an initial payment of $100,000 and monthly payments thereafter of $75,000. Gel-Del will execute a Promissory Note to PetVivo for this interim funding, with the terms thereof set forth in the Stock Exchange Agreement. In the event the Stock Exchange Agreement is consummated, the loan will be satisfied.

The Stock Exchange Agreement provides for certain material conditions to be satisfied or waived by closing, including: (i) PetVivo shall have secured at least $l,500,000 in equity financing through a private placement on terms governed by the Stock Exchange Agreement; (ii) PetVivo shall have maintained its status as a DTC eligible publicly traded company and have filed all reports to the SEC required by its status as a registered reporting company; (iii) all outstanding preferred shares and any other convertible securities, warrants, and options of Gel-Del shall be converted, exercised or canceled prior to closing; (iv) Gel-Del must obtain audited financial statements complying with the requirements of U.S. federal securities laws; (v) completion and execution of post-merger employment contracts for the principal executive officers of PetVivo and Gel-Del; and (vi) election and designated positions of directors and principal officers for the post-merger combined companies. Additional terms of the Stock Exchange Agreement include guidelines for post-merger management salaries and related employment provisions, approval of a post-merger operations budget, numerous standard warranties and representations of both parties, and standard termination and indemnification provisions, all as detailed in the Stock Exchange Agreement. The Stock Exchange Agreement also requires the Chief Executive Officer of PetVivo, John Lai, to escrow 50% of PetVivo common stock owned by him until PetVivo has either obtained $5 Million equity financing or has become listed on Nasdaq or the New York Stock Exchange. Upon satisfying one of these conditions, Mr. Lai must remain employed by PetVivo to recover his shares from escrow, provided that one-eighth of the escrowed shares will be released to him each quarter of a following two-year period. If Mr. Lai voluntarily terminates his employment or is terminated for cause during this two-year period, he must forfeit to PetVivo any remaining shares.

Material relationships between PetVivo and Gel-Del include the following:

(i)	John Dolan is on the Board of Directors of both PetVivo and Gel-Del; and

(ii)

In 2013 PetVivo acquired a Licensing and Manufacturing and Supply Agreement from Gel-Del to useGel-Del technology and obtain supplies of biomaterials from Gel-Del for medical devices to treat pets and other animals suffering from arthritis or other painful afflictions. Upon closing the Stock Exchange Agreement, this licensing agreement will no longer be necessary since PetVivo will then own all technology and rights which were the subject of the 2013 license agreement. If for any reason the merger does not become effective, this license agreement will continue to be effective so long as PetVivo satisfies its terms and conditions.

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

Based on the high probability of consummation of the Stock Exchange Agreement, the accompanying 2014 condensed consolidated financial statements include the accounts of Petvivo Holdings, Inc. and its wholly owned subsidiaries, Gel Del Technologies, Inc. (from November 21, 2014, merger) and Cosmeta Corp, originally a wholly owned subsidiary of Gel Del Technologies. Cosmerta is now largely inactive. All intercompany accounts have been eliminated upon consolidation.

For accounting purposes the Stock Purchase Agreement is being treated as a purchase whereby the accounts of Gel Del are utilized from date of the acquisition or November 21, 2014 forward. The transaction was accounted for as follows:

November 21, 2014 4,150,000 shares of stock @ market price of 3.24 or $13,446,000

Assets assigned	(286,371)

Liabilities assumed	1,700,024

Total consideration	$14,859,653

We elected to impair its acquisition in its entirety at December 31, 2014.

We will also need to raise capital to successfully complete the funding component of the above transaction in the first half of 2015.

The following table presents the statement of operations for the period from April 1, 2014 to December 31, 2014.

For Period from April 1, 2014 to December 31, 2014

Revenues	$-

Total Operating Expenses	1,032,191

Total Other Income (Expense)	(14,859,653)

Net Income (loss) Before Interest	$(15,673,990)

Net Profit (Loss)	$(15,691,896)
Net loss per share - basic and diluted	$(2.07)

For the Period From April 1, 2014 to December 31, 2014.

Total Revenues. For the period from April 1, 2014 to December 31, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the period from April 1, 2014 to December 31, 2014 were $1,032,191. For the period from April 1, 2014 to December 31, 2014, we incurred: (i) stock for services of $721,073; (ii) research and development of $35,314; and (iii) general and administrative of $275,804. Operating expenses substantially increased due to valuation of stock of $721,073 issued for services and an increase in general and administrative of $127,539 based on the increased scope and scale of our business operations, including negotiation of the merger and securities exchange agreement with Gel-Del. General and administrative expenses mainly consisted of: (i) $89,825 in professional fees; and $110,000 for payroll expense.

Other Income (Expenses). Other expenses for the period from April 1, 2014 to December 31, 2014 were $15,673,990 incurred as impairment loss, which was offset by $182,528 in derivative income and $35,326 incurred as forgiveness of debt. We had assumed a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the Debenture, 6287182 Canada had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. We also assumed a second note which is a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, Brevets Futek MSM Ltee had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for price for 5 consecutive days prior to notice of conversion.

We satisfied these debts by the issuance of shares of our common stock. Thus, we calculated derivative income of $182,528 as part of the satisfaction of these debts as the liability was satisfied. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds."

Net Loss Before Interest. Our net loss before interest for the period from April 1, 2014 to December 31, 2014 was ($15,673,990).

Interest Expense. We incurred interest expense of $17,906 for the period from April 1, 2014 to December 31, 2014.

Net Loss. Therefore, during the period from April 1, 2014 to December 31, 2014, our net loss was ($15,691,896) or per share of ($2.07). Net loss generally increased primarily due to the recording of the impairment of $15,673,990) and an increase in operating expenses of $883,926.

The weighted average number of shares outstanding during the period from April 1, 2014 to December 31, 2014 was 7,589,265.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended December 31, 2014.

As of December 31, 2014, our current assets were $79,067 and our current liabilities were $2,104,180, which resulted in a working capital deficit of $2,025,1139.

As of December 31, 2014, our current assets were comprised of: (i) $935 in cash and cash equivalents; (ii) $30,000 in accounts receivable; and (iii) $48,132 in prepaid expenses. As of December 31, 2014, our total assets were $321,124 comprised of: (i) current assets of $79,067; (ii) $16,137 in deferred debt issue costs; (iii) $9.014 in fixed assets-net; and (iv) $216,906 in valuation of patens and trademarks - net. The increase in total assets during the nine month period ended December 31, 2014 from fiscal year ended March 31, 2014 was primarily due to the increase in valuation of patents and trademarks of $86,906 and in accounts receivable of $30,000.

As of December 31, 2014, our current liabilities were comprised of: (i) $683,602 in accounts payable and accrued expenses; (ii) $4,138 in derivative liability; (iii) $720,424 in related party payable; (iv) $380,516 in notes payable; and (v) $315,500 in notes payable - convertible debenture. As of December 31, 2014, our total liabilities were comprised of $2,104,180 in current liabilities and $68,566 in long term debt. The increase in total liabilities during the period ended December 31, 2014 from fiscal year ended March 31, 2014 was primarily due to the increase in related party payable of $720,424, in note payable of $321,690 and in note payable - convertible debentures of $165,500.

Stockholders’ deficit increased from ($301,811) at fiscal year ended March 31, 2014 to ($1,851,622) as at December 31, 2014.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the period from August 1, 2013 (inception) to December 31, 2014, net cash flows used in operating activities was ($258,.997) Net cash flows used in operating activities consisted primarily of a net loss of ($15,691,896), which was adjusted by: (i) $721,073 in valuation of shares issued for services; (ii) $7,860 in amortization provided by operating activities; (iii) $14,859,653 in impairment; and (iv) ($35,326) in forgiveness of debt. Net cash flows used in operating activities was further changed by an increase in accounts receivable of $23,805; (ii) increase in accrued interest payable of $11,673; (iii) an increase in accrued expenses of $74,299; and (iv) a decrease in derivative liability of $182,528.

Cash Flows from Investing Activities. For the period from August 1, 2014 (inception) to December 31, 2014, net cash flows provided by investing activities was $81,152 relating to purchase of assets.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the period from August 1, 2013 (inception) to December 31, 2014, net cash flows provided by financing activities was $315,500 consisting of $315,500 in proceeds from loans.

MATERIAL COMMITMENTS

Based on the high probability of consummation of the Stock Purchase Agreement, we have consolidated our financial statements with Gel Del and, therefore, assumed further liabilities.

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

In accordance with the terms and provisions of the License Agreement, we paid $130,000 and as of the date of this Quarterly Report owe the balance of $1,650,000 as a contingent liability depending upon certain funding and the closing of the Stock Exchange Agreement. The cash portion of the License Agreement has been capitalized at September 30, 2014.

Convertible Notes Payable

As of December 31, 2014, we have a note payable to an unrelated third party in the principal amount of $54,326 and accrues interest at 8% and payable on demand. The note is also convertible into shares of our common stock.

As of December 31, 2014, we have a further note payable to an unrelated party in the principal amount of $326,190, which accrued interest at 9%.

Convertible Debenture

On July 31, 2014, we received a loan in the form of a convertible debenture for $68,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock. We calculated a derivative expense based on the Black Scholes module with a risk free interest rate of 10% a volatility rate of 344.64%, which resulted in a liability of $897 at December 31, 2014.

On October 14, 2014, we received a loan in the form of a convertible debenture for $43,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock. We calculated a derivative expense based on the Black Scholes module with a risk free interest rate of 10% a volatility rate of 344.64%, which resulted in a liability of $555 at December 31, 2014.

On October 21, 2014, we received a loan in the form of a convertible debenture for $42,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock We calculated a liability at December 31, 2014 of $542.

On October 27, 2014, we received $102,500 in the form of a convertible debenture. Terms indicate an interest rate of 8% with a 42% discount to market due in nine months. At December 31, 2014, we calculated a derivative liability of $1,369.

On December 23, 2014, we received $60,000 in the form of a convertible debenture, interest at 85 with a 40% discount to market. At December 31, 2014, we recorded a derivative liability of $775.

At December 31, 2014 the derivative liability equaled $4,138 with the outstanding notes equaling $315,500.

Related Party Payable

We are indebted to related parties. At December 31, 2014, we owed $104,303 to officers of our subsidiary for advances, which have now been assumed by us. Terms indicate interest at 8%. We are also indebted to the officers of our subsidiary for unpaid salaries of $566,121 and to our officers of $50,000. The total amount equals $720,424.

Long-Term Debt

At December 31, 2014, through Gel Del, we are indebted on a SBA loan. Terms indicate interest at 5.25% and a liability of $68,566 to be paid January 17, 2017.

Gemini Master Fund Convertible Note

On February 11, 2015, we entered into that certain securities purchase agreement (the “Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini Master Fund”) for the acquisition by Gemini Master Fund of a convertible note (the "Note") and a common stock purchase warrant (the "Warrant") issued by us. The Note is in the principal amount of $460,000, which Note and Warrant were acquired by Gemini Master Fund for $400,000. We also incurred $5,000 for expenses of Gemini Master Fund, which resulted in receipt of net proceeds of $395,000. We intend to use the proceeds to satisfy outstanding notes of approximately $110,000 and the balance for working capital purposes.

The Securities Purchase Agreement contains customary representations and warranties of both us and Gemini Master Fund and miscellaneous other terms. The Note in the principal amount of $460,000 matures in seven months on September 11, 2015, with no interest due on the Note upon its maturity. We cannot prepay any principal of the Note prior to maturity although we have the right to redeem the Note for cash during its term for 112% of the outstanding principal amount. The Note is convertible into shares of our common stock anytime in whole or in part at the conversion price of $3.50 per share. The Note contains standard anti-dilution adjustment terms in the event of stock splits or combinations, stock dividends or distributions payable in shares, business combinations, or reclassifications. The Note also includes other conversion price adjustments including: (i) if we sell any common shares or grants or reprice any options or warrants or other convertible securities having a price per share lower than the conversion price of the Note, such a dilutive issuance requires the conversion price of the Note to be likewise reduced; (ii) if we issue any options, warrants or other stock rights to our shareholders entitling them to purchase common shares at a price lower than the most recent market bid price of our common stock, a proportionate adjustment must be made to the conversion price of the Note to adjust for such an event or events; (iii) if we enter into a fundamental transaction, such as a reorganization, recapitalization, spin-off, share exchange, merger or other business combination, Gemini Master Fund shall have the right to receive the same rights, participation or consideration as would have been received if the Note had been converted prior to the occurrence of the fundamental transaction.

Prior to its repayment, the Note also provides Gemini Master Fund the right to participate in any of our equity or debt financings upon the same terms and conditions provided with the additional benefit that the purchase price shall be discounted to Gemini Master Fund to 90% of the offering price of any such subsequent financing.

The Note also contains standard terms of default for failure to repay principal when due or failure of other terms of the Note including bankruptcy, breach of representations or warranties, change of our control, loss of public market trading eligibility, and failure to satisfy public information filings required by Rule 144.

The Warrant grants Gemini Master Fund the right to purchase 66,000 shares of our common stock in whole or in part exercisable for $3.50 per share anytime during its five-year term. The Warrant also provides for a standard “cashless” exercise. The exercise price and number of warrant shares also are subject to anti-dilution adjustments and adjustments for the subsequent sale or grant of equity securities or derivatives basically the same as such adjustments for conversion of the Note.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2014, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the third quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2015. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Securities Purchase Agreement

On February 11, 2015, we entered into that certain securities purchase agreement (the “Securities Purchase Agreement”) with Gemini Master Fund, Ltd. (“Gemini Master Fund”) for the acquisition by Gemini Master Fund of a convertible note (the "Note") and a common stock purchase warrant (the "Warrant") issued by us. The Note is in the principal amount of $460,000, which Note and Warrant were acquired by Gemini Master Fund for $400,000. We also incurred $5,000 for expenses of Gemini Master Fund, which resulted in receipt of net proceeds of $395,000. We intend to use the proceeds to satisfy outstanding notes of approximately $110,000 and the balance for working capital purposes.

On February 11, 2015, our Board of Directors authorized the execution of the Securities Purchase Agreement for acquisition by Gemini Master Fund of the Note and the Warrant. We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended, (the “Act”) for the private placement of these securities pursuant to Section 4(a)(2) of the Act since Gemini Master Fund is an accredited investor, the transaction did not involve a public offering, Gemini Master Fund had access to us and our business and management, Gemini Master Fund took these securities for investment and not with a present view to resale, and we took appropriate measures to restrict the transfer of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011.
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011.
3.3	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on March 10, 2014.
3.4	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on April 7, 2014.
3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011.
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

10.7

Rescission Agreement dated November 9, 2013 among Social Geek Meda Inc., Patrick Aube and Technologies Scan Corp. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2013.

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

10.18

Stock Purchase Agreement dated November 21, 2014 between PetVivo Holdings Inc. and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.

10.19	Securities Purchase Agreement dated February 11, 2015 between PetVivo Holdings Inc. and Gemini Master Fund Ltd. *
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LAB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**

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

Date: February 23, 2015	By:	/s/ John Lai
John Lai
	Its:	CEO/President, Director

Date: February 23, 2015	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

