Form 10-K
period 2015-03-31
PetVivo Holdings, Inc.
filed 2016-03-23
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 333-173569

PetVivo Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Singletree Lane, Suite 186 Eden Prairie, Minnesota	55344
(Address of principal executive offices)	(Zip Code)

(612) 296-7305

(Registrant's Telephone Number, Including Area Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes    ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of September 30, 2014, approximately $1,723,855.25.

As of January 26, 2016, there were 7,700,314 shares of the issuer's $.001 par value common stock issued and outstanding.*

*This figure takes into account the reverse stock split of one for 500 shares effected August 2014.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

PART I

Forward-Looking Information

This Annual Report of PetVivo Holdings, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, "anticipates," "believes," "expects," "plans," "intends," "objectives," and similar expressions. These statements reflect management's best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under "Management's Discussion and Analysis and Plan of Operations," generally, and specifically therein under the captions "Liquidity and Capital Resources" as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

ITEM 1. BUSINESS

BACKGROUND

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp. On April 1, 2014, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to "PetVivo Holdings, Inc." (the "Name Change").

We filed appropriate documents with FINRA to effect the Name Change. On April 29, 2014, our Name Change from Technologies Scan Corp to "PetVivo Holdings, Inc." was declared effective by FINRA and our common stock's trading symbol was changed to "PETV". Our new cusip number is 716817 101.

SUBSIDIARIES

PetVivo

On March 11, 2014, our Board of Directors authorized the execution of that certain securities exchange agreement dated March 11, 2014 (the "Securities Exchange Agreement") with PetVivo Inc., a Minnesota corporation ("PetVivo"), and the shareholders of PetVivo who hold of record the total issued and outstanding shares of common stock of PetVivo (the "PetVivo Shareholders"). In accordance with the terms and provisions of the Securities Exchange Agreement, we acquired all of the issued and outstanding shares of stock of PetVivo from the PetVivo Shareholders, thus making PetVivo our wholly-owned subsidiary, in exchange for the issuance to the PetVivo Shareholders of an aggregate 2,310,939,804 shares of our restricted common stock.

PetVivo was founded in 2013 by its current management, John Lai and John Dolan, and is based in suburban Minneapolis, Minnesota. PetVivo is a biomedical device company engaged in the business of acquiring/in-licensing and adapting human biomedical technology and products for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other painful afflictions. PetVivo's initial product, which is now being commercialized, is a medical device featuring the injections of patented gel-like protein-based biomaterials into the afflicted body parts of pets and other animals suffering from osteoarthritis. PetVivo obtained the exclusive rights for commercialization of this product from Gel-Del for the treatment of pets and other animals.

Gel-Del Technologies Inc.

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"). We anticipate closing and consummating the Stock Exchange Agreement by approximately April 30, 2016. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. This acquisition of Gel-Del by us will be made pursuant to the Stock Exchange Agreement, which contains certain conditions to be performed by both parties prior to the completion of this stock exchange business combination. The merger transaction was contingent on a capital raise in early 2015. As of April 10, 2015, all conditions were satisfied or waived by both parties. The shareholders of Gel-Del approved this Stock Exchange Agreement at a Gel-Del shareholder meeting duly held on March 25, 2015. The company will account for this transaction in accordance with the Section 805-10 of the FASB Accounting Standards Codification.

As of the date of this Annual Report, we have filed a Preliminary Information Statement on Form 14(c), which is pending review and comment by the Securities and Exchange Commission. After filing the Definitive Information with the Securities and Exchange Commission, we will mail to all shareholders of record and nobo shareholders the Definitive Information Statement providing notice of the corporate action approved both our Board of Directors and majority shareholders. Therefore, Gel-Del will be our wholly-owned subsidiary after 20 days from the date of the mailing of the Information Statement to our shareholders of record. See " -- Merger and Security Exchange Agreement" and " --- Information Statement" below.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in St. Paul, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del's proprietary biomaterials which simulate a body's cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del Technologies has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del Technologies' core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

While working together relating to their licensing agreement, in early 2014 our management and the management of Gel-Del determined to combine the two companies into one business entity producing, marketing and selling medical products based on Gel-Del technology for both humans and animals.

License Agreement

On August 2, 2013, we entered into that certain licensing agreement with Gel-Del (the "License Agreement"), pursuant to which Gel-Del intends to engage in the manufacture and supply of products derived from technology, including protein based biomaterials and devices which management believes will be beneficial for the veterinary treatment of animals having joint afflictions. We previously paid to Gel-Del an aggregate $488,000. As of the date of this Annual Report, the License Agreement was cancelled based upon the execution and terms and provisions of the Stock Exchange Agreement.

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

"Twenty Million (20,000,000) shares of preferred stock, par value $.001 per share, which the Board of Directors has the authority to issue in one or more series, with such rights (including dividend, voting and conversion), preferences and designations as the Board of Directors deems necessary or advisable, without any further action by the shareholders of the corporation."

The amendment to the Articles of Incorporation was filed with the Nevada Secretary of State on September 22, 2014.

REVERSE STOCK SPLIT

On July 1, 2014, our Board of Directors and majority shareholders approved a reverse stock split of one for five hundred (1:500) of our total issued and outstanding shares of common stock (the "Stock Split"). Pursuant to our Bylaws and the Nevada Revised Statutes, a vote by the holders of at least a majority of our outstanding votes is required to effect the Stock Split. Our articles of incorporation do not authorize cumulative voting. As of the record date of July 1, 2014, we had 3,779,542,482 voting shares of common stock issued and outstanding. The consenting stockholders of the shares of common stock are entitled to 3,538,273,137 votes, which represents approximately 93.6% of the voting rights associated with our shares of common stock. The consenting stockholders voted in favor of the Stock Split described herein in a unanimous written consent dated July 1, 2014. See " -- Information Statements".

The Board of Directors had previously considered factors regarding their approval of the Stock Split including, but not limited to: (i) current trading price of the Company's shares of common stock on the OTC QB Market and potential to increase the marketability and liquidity of our common stock; (ii) possible reluctance of brokerage firms and institutional investors to recommend lower-priced stocks to their clients or to hold in their own portfolios; (iii) desire to meet future requirements of per-share price and net tangible assets and shareholders' equity relating to admission for trading on other markets; and (iv) posturing the Company and its structure in favorable position in order to effectively negotiate with potential acquisition candidates. Our Board of Directors approved the Name Change and the Stock Split and recommended the majority shareholders of the Company review and approve the Name Change and the Stock Split.

The Stock Split was effected based upon the filing of appropriate documentation with FINRA. The Stock Split decreased our total issued and outstanding shares of common stock from approximately 3,538,273,137 shares to 7,620,301 shares of common stock. The common stock will continue to be $0.001 par value.

MERGER AND SECURITY EXCHANGE AGREEMENT

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"), having a closing date on or before March 31, 2015. We closed and consummated the Stock Exchange Agreement effective April 10, 2015. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. See --"Information Statements" below.

This statutory stock exchange merger, which was approved by our shareholders and the shareholders of Gel-Del, results in an exchange by Gel-Del shareholders on a pro rata basis of all outstanding capital stock of Gel-Del in consideration for four million one hundred fifty thousand (4,150,000) shares of our common stock. Since these 4,150,000 shares will not constitute a majority of our post-merger outstanding capital stock, there will be no change of control incident to this transaction. Post-merger management of the combined companies will include all four current principal officers of us and Gel-Del, and their respective management positions are set forth in the Stock Exchange Agreement. See "Item 10. Executive Management".

In accordance with this merger transaction, we acquired all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul.

The Stock Exchange Agreement required us to provide a loan for working capital interim funding for Gel-Del until closing of the merger, consisting of an initial payment of $100,000 and monthly payments thereafter of $75,000. As of the date of this Annual Report, we have provided $175,000 to Gel-Del. Gel-Del will execute a promissory note to us for the interim funding, with the terms thereof set forth in the Stock Exchange Agreement. Based on the consummation of the Stock Exchange Agreement, the loan is deemed satisfied. The Stock Exchange Agreement provided for certain material conditions to be satisfied or waived by closing, including: (i) we shall have secured at least $l,500,000 in equity financing through a private placement on terms governed by the Stock Exchange Agreement; (ii) we shall have maintained our status as a DTC eligible publicly traded company and filed all reports to the SEC required by our status as a registered reporting company; (iii) all outstanding preferred shares and any other convertible securities, warrants, and options of Gel-Del shall be converted, exercised or canceled prior to closing; (iv) Gel-Del must obtain audited financial statements complying with the requirements of U.S. federal securities laws; (v) completion and execution of post-merger employment contracts for our principal executive officers and those of Gel-Del; and (vi) election and designated positions of directors and principal officers for the post-merger combined companies. Additional terms of the Stock Exchange Agreement include guidelines for post-merger management salaries and related employment provisions, approval of a post-merger operations budget, numerous standard warranties and representations of both parties, and standard termination and indemnification provisions, all as detailed in the Stock Exchange Agreement. The Stock Exchange Agreement also requires our Chief Executive Officer, John Lai, to escrow 50% of our shares of common stock owned by him until we have either obtained $5 Million equity financing or has become listed on Nasdaq or the New York Stock Exchange. Upon satisfying one of these conditions, Mr. Lai must remain employed by us to recover his shares from escrow, provided that one-eighth of the escrowed shares will be released to him each quarter of a following two-year period. If Mr. Lai voluntarily terminates his employment or is terminated for cause during this two-year period, he must forfeit to us any remaining shares.

Through this stock exchange, we have acquired all Gel-Del's technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul, Minnesota.

Although the Stock Exchange Agreement has been consummated, the shares of common stock have not been issued by us to the Gel-Del Shareholders until 20 days from the date of the mailing of the Information Statement to our shareholders of record which takes place after  the filing of a definitive Information Statement with the Securities and Exchange Commission and upon the filing of the Plan of Exchange with the Nevada Secretary of State. See "-- Information Statements").

Plan of Exchange and Effect of Stock Exchange

The Plan of Exchange for this business combination which will be filed with the Secretary of State of Nevada is as follows:

(i)	The Acquiring Entity is PetVivo Holdings, Inc., a Nevada corporation and the Acquired Entity is Gel-Del Technologies, Inc., a Minnesota corporation;

(ii)	The Plan of Exchange shall become effective upon its filing with the Secretary of State of Nevada pursuant to Chapter 92A of Nevada Revised Statutes;

(iii)

All outstanding shares of common stock of Gel-Del shall be exchanged on a pro rata basis by Gel-Del shareholders for 4,150,000 shares of our common stock. Gel-Del has no class of outstanding capital stock other than its common stock, and also has no issued or outstanding options, warrants or other rights capable of being exercised for or converted into its common stock;

(iv)	Upon effectiveness of the Plan of Exchange, Gel-Del will become our wholly-owned subsidiary;

(v)

Upon effectiveness of the Plan of Exchange, our Articles of Incorporation and Bylaws will continue to be in full force and effect, and our Board of Directors and executive officers shall continue to be those persons serving immediately prior to such effectiveness; and

(vi)

The manner and basis of exchanging our common stock of PetVivo for all outstanding common stock of Gel-Del shall be as follows: upon the effectiveness of the Plan of Exchange, and without any action on the part of any Gel-Del shareholder, all outstanding common stock of Gel-Del shall on a pro rata basis be converted into shares of our common stock on the exchange conversion ratio of .6477 common share for each common share of Gel-Del; and

(vii)	No cash or other payment shall be made for any fractional shares resulting from this Plan of Exchange, but rather any fractional shares shall be rounded up or down to the nearest full share.

Closing of Gel-Del Technologies, Inc. Stock Exchange Agreement

As a result of the closing of the Stock Exchange Agreement:

(a)

We will issue 4,150,000 of PetVivo Shares to the shareholders of Gel-Del on a pro rata portion of the outstanding shares of Gel-Del. As a result of the closing of the Stock Exchange Agreement, the shareholders of Gel-Del will own a total of 4,150,000 restricted shares of our common stock.

(b)

We acquired all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul.

(c)	Our post-merger management includes all four of our current principal officers and Gel-Del and their respective management positions are set forth in the Stock Exchange Agreement.

(d)

We provided a loan for working capital interim funding for Gel-Del until the closing date consisting of an initial payment of $100,000 and monthly payments thereafter of $75,000, pursuant to which Gel-Del will execute a promissory note payable to us .

(e)

Our Chief Executive Officer, John Lai, shall escrow 50% of our common stock owned of record by him until we have either obtained $5,000,000 equity financing or have become listed on Nasdaq or the New York Stock Exchange. Upon satisfying one of these conditions, Mr. Lai must remain employed by us to recover his shares from escrow, provided that one-eighth of the escrowed shares will be released to him each quarter of a following two-year period. If Mr. Lai voluntarily terminates his employment or is terminated for cause during this two-year period, he must forfeit to us any remaining shares.

Material relationships between us and Gel-Del include the following:

(a)	John Dolan is on the Board of Directors of both PetVivo and Gel-Del; and

(b)

In 2013, we acquired a licensing and manufacturing and supply agreement (the "Licensing Agreement") from Gel-Del pursuant to which Gel-Del licensed to us their technology and we obtained supplies of biomaterials from Gel-Del for medical devices to treat pets and other animals suffering from arthritis or other painful afflictions. As of the closing date, the Licensing Agreement is longer necessary since we own all technology and rights, which were the subject of the License Agreement. Therefore, as of the date of this Annual Report, the License Agreement has been terminated.

Reason For Stock Exchange

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in St. Paul, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del's proprietary biomaterials which simulate a body's cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del Technologies has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del Technologies' core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self- assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices

We were founded in 2013 by our current management, John Lai and John Dolan, and based in suburban Minneapolis, Minnesota. We are a biomedical device company which has been primarily engaged in the business of adapting human biomedical technology for products to be introduced for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other painful afflictions. Our initial product, now being commercialized, is a medical device featuring injections of patented gel-like biomaterials into the afflicted body parts of pets or other animals suffering from osteoarthritis. The technology and manufacturing capability of this product was developed by Gel-Del and licensed to us for use to treat dogs and other animals, but not for treatment of human afflictions. While working together relating to this license agreement, we and Gel-Del determined to combine our two companies through a stock exchange merger for the purpose of creating one combined entity utilizing Gel-Del technology to produce, market and sell medical products based on Gel-Del technology for both animals and humans. After lengthy negotiations during 2014, the parties have entered into a definitive agreement for this merger.

INFORMATION STATEMENTS

April 22, 2015 Information Statement

On April 10, 2015, our Board of Directors and majority shareholders, believing it to be in our best interests and of our shareholders: (i) approved the completion of our acquisition of Gel-Del incident to a Plan of Exchange to be filed with the Secretary of State of Nevada (the "Plan of Exchange"), after which Gel-Del will become our wholly-owned subsidiary; and (ii) ratified the appointment by the Board of Directors of two new directors, Dr. David B. Masters and Randall A. Meyer ("Ratification of Appointment of New Directors").

The Information Statement will be furnished to our shareholders as of April 10, 2015 in connection with actions taken by written consent of holders of a substantial majority of our outstanding common shares. These corporate actions consist of (i) approving and adopting the acquisition of Gel-Del through a Plan of Exchange (the "Plan of Exchange"), pursuant to which Gel-Del becomes our wholly-owned subsidiary; and (ii) ratifying the appointment by our Board of Directors of two new directors (the "Ratification of New Directors").

On April 10, 2015, we obtained the approval of the Plan of Exchange and the Ratification of Appointment of New Directors by written consent of our stockholders that are the record holders of 6,672,653 shares of common stock, which represents an aggregate 88.66 % of the voting power of as of the record date of April 10, 2015. The Plan of Exchange and the Ratification of New Directors will not become effective until at least twenty (20) days after the mailing of this Information Statement to our shareholders and the filing of the Plan of Exchange with the Secretary of State of Nevada. The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) John Lai holding of record 3,557,939 shares of common stock (46.21%); (ii) John F. Dolan holding of record 843,894 shares of common stock (1 0.96%); (iii) Dr. David B. Masters holding of record 1,460,645 shares of common stock ( 18.97%); and (iv) Randall Meyer holding of record 810,175 shares of common stock ( 10.52%).

As of the date of this Annual Report, we are responding to comment from the Securities and Exchange Commission, which pertained to inclusion of our audited financial statements for fiscal year ended March 31, 2015. Therefore, we will simultaneously be filing an amendment to the Information Statement containing our audited financial statements for fiscal year ended March 31, 2015 and anticipate that the date on which the Definitive Information Statement will be sent to our shareholders will be on or about April 30, 2016. See "Item 1A. Unresolved SEC Comments."

All members of our Board of Directors have approved the Plan of Exchange with Gel-Del and the appointment of our two new directors and shareholders owning a substantial majority of our outstanding common stock have approved these two proposed corporate actions. No other votes or consents are required or necessary.

July 7, 2014 Information Statement

On July 1, 2014, our Board of Directors and majority shareholders, believing it to be in the best interests of the Company and its shareholders, approved an Amendment to our Articles of Incorporation to authorize 20,000,000 shares of Preferred Stock of the Company, par value $.001 per share. With regard to this Preferred Stock, the Board of Directors of the Company has the authority, without shareholder action or consent, to determine the terms of any such preferred shares including, but not limited to (i) the designation of each series and the number of shares that will constitute each series; (ii) the dividend rate for each series; (iii) the price at which, and the terms and conditions on which, the shares of each series may be redeemed, if any shares are redeemable; (iv) the terms and conditions, if any, upon which each series may be converted into shares of other classes or series of shares of the Company; and (v) any voting rights for each series. Shares of Preferred Stock that are issued by us and subsequently redeemed or converted into another security of the Company would be available to be reissued by us, and our Board of Directors would have the authority to set the terms of these reissued shares as they deem appropriate.

We filed the Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on August 19, 2014.

August 7, 2014 Information Statement

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

We filed the Amendment to our Articles of Incorporation with the Nevada Secretary of State on September 22, 2014.

CURRENT BUSINESS OPERATIONS

General

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the $15 billion US veterinary care market that has grown at a CAGR of 6.4% over the past five years according to the American Pet Products Association. Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in pets and other animals.

The role of pets in the family has greatly evolved in recent years. Many pet owners consider their pets an important member of the family. They are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

We intend to leverage investments already expended in the development of human therapeutics to commercialize treatments for pets in a capital and time efficient way. A key component of this strategy is the accelerated timeline to revenues for veterinary medical devices, which enter the market earlier than the more stringently regulated veterinary pharmaceuticals or human therapeutics.

The company is planning to aggressively launch its lead product Kush™ Canine in early 2016. Kush™ Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Kush Canine is a superior treatment that safely improves joint function. The reparative Kush Canine particles are lubricious, cushioning and long lasting. The spongy protein-based particles in Kush Canine mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding). The Kush Canine particles protect the joint as an artificial cartilage.

Using industry sources we estimate osteoarthritis afflicts 20 million owned dogs in the United States and the European Union, making canine osteoarthritis a $2.3 billion market opportunity.

Osteoarthritis is a condition with degenerating cartilage, creating joint stiffness from mechanical stress resulting in inflammation and pain. The lameness caused by osteoarthritis worsens with time from the ongoing loss of protective cushion and lubricity (i.e., loss of slippery padding). There is no current treatment for osteoarthritis, only palliative pain therapy or joint replacement.

Non-steroidal anti-inflammatory drugs (NSAIDS) are used to alleviate the pain and inflammation, but long-term use has been shown to cause gastric problems. NSAIDS do not treat the cartilage degeneration issue to halt or slow the progression of the osteoarthritis condition.

We believe that our Kush Canine osteoarthritis treatment is far superior to current methodology of using NSAID's. NSAID's have many side effects, especially in canines, whereas the company's injected Kush Canine treatment has been found to elicit no adverse side effects. Remarkably, Kush treated dogs show an increase in activity even after they no longer are receiving pain drugs.

No special training is required for the administration of the Kush Canine devices. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. Kush Canine immediately treats the effects of osteoarthritis and no special post treatment care is required.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. Our treatments expand practice revenues & margins because they are veterinarian-administered. Our Kush Canine device is veterinarian-administered to expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush Canine will accelerate it's adoption rate and propel it forward as the standard of care for canine osteoarthritis.

Our product launch schedule includes two additional product releases in 2016. Our Kush Equine device for the treatment of equine lameness related to or impacting synovial joints is scheduled for launch in Q4 2016. The Kush Equine product has similar features and benefits as our Kush Canine device. In addition to being a treatment for osteoarthritis, the joint cushioning and lubricity effects of our devices have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits). We anticipate launching our Kush Digital Cushion (DC) device for the treatment of navicular disease in 2017.

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease each year, making the equine lameness and navicular disease market an annual opportunity worth $600 million.

Our current pipeline includes 17 therapeutic devices for both veterinary and human clinical applications.

We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company's vast proprietary product pipeline, the Company anticipates establishing strategic out-licensing partnerships to provide secondary revenues.

We plan to commercialize our products in the United States through distribution relationships supported by regional and complemented by the use of social media educating and informing the pet owners, and in Europe and rest of world through commercial partners.

Most veterinarians in the United States buy a majority of their equipment and supplies from one of six veterinary products distributors. Combined these six distributors delivery more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our products is expected to generate significant consumer response.

Gel-Del Particles have been through a human trial and have been classified as a medical device. The FDA does not require submission of a 510(k) or formal pre-market approval for medical devices used in veterinary medicine. We anticipate initial commercial production and sales in early 2016. We anticipate selling through existing veterinary distributors. See -- "Gel-Del Technology" below.

Gel-Del Technology

Our wholly-owned subsidiary entered into that certain exclusive license agreement and manufacturing and supply agreement dated August 2, 2013 (the "License Agreement") with Gel-Del pertaining to the manufacture and supply of products by Gel-Del derived from certain technology, including protein-based biomaterials and devices, which are beneficial for the veterinary treatment of animals having orthopedic joint afflictions (the "Technology"). We have since terminated the License Agreement based upon consummation of the merger transaction with Gel-Del.

Gel-Del is a biomaterial and medical device manufacturing company based in St. Paul, Minnesota. We will be working together to commercialize Gel-Del's technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del's core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self- assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufactureor coat implantabledevices.

Below is a listing of Gel-Del technologies:

Dermal Filler

Gel-Del® biomaterials are constructed from purified water, protein, and carbohydrate, tailored to simulate different body tissues that biologically integrate (bio-integration). Gel-Del's technology is used to manufacture CosmetaLife®, dermal filler for wrinkle treatment by injection. These formed gel-particles fill, integrate and rejuvenate dermal skin tissue to remove the wrinkle.

Cardiovascular Devices

The blood compatible Gel-Del material, which allows blood contact and bio-integrative processes to occur without clotting, platelet attachment, or thrombogenesis, is used to repair cardiovascular tissue. VasoGraft®, a blood vessel graft made from Gel-Del VasoCover™ material, is designed to mimic natural blood vessel tissue in almost every respect, including the components used.

Drug Delivery

Unique fabrication techniques allow Gel-Del's material to homogeneously distribute drug in milligram to nanogram amounts, resulting in optimum performance and manufacturing capabilities for a variety of delivery methods, such as coatings, injectables, implantables or transmucosal delivery. The first planned transmucosal product, OraPatch™, has been optimized and tested with peptide drugs with better efficacy than oral dosing via swallowing.

Orthopedic Devices

Gel-Del material will be used in a variety of shapes for orthopedic and dental applications. The first products, OrthoGelic™ and OrthoMetic™, will be aimed at difficult to heal, non-union broken bones, by using particles to fill the empty space. The orthopedic biomaterial, made to mimic the structural components of bone, can allow integration and healing to fill in the break and exclude non-bone tissue infiltration.

Wound Healing and In Vitro Devices

The ability of Gel-Del material to simulate body tissue is the technology behind BioSimix products. Applying bio-integrative materials to troubled soft tissue by itself or with cells, can aid the healing-repair process. The first products planned, WoundGelic™ and CelGelic™, mimic the structural components of tissue to allow integration and healing with and without cells, respectively.

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks and trade secrets. We have eight issued United States Patents with an additional seven US patent applications pending. In addition to the United States patent portfolio we also have 12 patents issued or allowed in key markets around the world including Canada, Australia and the European Union. We have an additional nine applications pending in those key foreign markets.

Our patent portfolio is currently held in our wholly owned subsidiary Gel-Del Technologies. We believe we have developed a broad and deep patent portfolio around our biomaterials and manufacturing processes in addition to the application of these biomaterials for use as medical devices, medical device coatings and pharmaceutical delivery devices. The Company secures other technological know-how by trade secret law and also possesses five trademarks that are either registered or protected pursuant to trademark common law.

Issued & Allowed United States Patents

6,342,250	Drug Delivery Devices Comprising Biodegradable Protein for the Controlled Release of Pharmacologically Active Agents & Method of Making the Drug Delivery Devices
7,662,409	Protein Matrix Materials, Devices and Methods of Making and Using Thereof
8,153,591	Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof
8,465,537	Encapsulated or Coated Stent Systems
8,529,939	Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof
8,623,393	Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof
8,871,267	Protein Matrix Materials, Devices and Methods of Making and Using Thereof
13/435,839	Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

7 Unites States Patent Applications Pending
12 Foreign Patents Issued or Allowed
9 Foreign Patent Applications Pending

To maximize the strength and value of our patent portfolio many of the claims use the transitional term "comprising", which is synonymous with "including,". This use of transitional language is inclusive or open-ended and does not exclude additional, unrecited elements or method steps. Our patents also include method claims covering many of the applications and uses of the biomaterials as medical devices and drug delivery systems. With eight issued or allowed United States Patents that contain 328 claims, our intellectual property portfolio strongly protects our proprietary technology, including the composition of raw elements used to produce our formulations, the fabricated biomaterials and their application in end products, thereby making our material and devices much more attractive to industry partners.

We will seek to protect our products and technologies through a combination of patents, regulatory exclusivity, and proprietary know-how. Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current compounds and any future compounds in development. We also strenuously protect our proprietary information and proprietary technology through a combination of contractual arrangements, trade secrets and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents.

We depend upon the skills, knowledge and experience of our scientific and technical personnel, including those of our company, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which may not be patentable, and inventions for which patents may be difficult to obtain or enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit the disclosure of confidential information and, where applicable, require disclosure and assignment of ownership to us the ideas, developments, discoveries and inventions important to our business

Companion Animal Market

Over the last several decades, we believe the animal health market and industry has a strong component in the overall U.S. economy and is more resistant to economic cycles. The veterinary sector is as an attractive area to participate in the growth of the broader healthcare industry without reimbursement risk. Based on our best knowledge, U.S. consumers will spend an estimated $60 billion on pets this year—a number that has been growing at a pace of more than 5% over the past decade. Therapeutics constitutes a small portion of this market (less than $2 billion) but we believe it is poised to expand as pet care becomes more complex and companies launch new products for unmet needs. The growth in the U.S. companion animal market has been continuing to increase due to the increase in the number of pet owning households.

The American Pet Products Association (APPA) 2013-2014 National Pet Owners Survey indicates U.S. pet ownership reached record levels in 2013. Specifically, 68% of all U.S. households owned a pet in 2013, up from 62% in 2002. The number of pet owning households totaled 82.5 million, representing a 10-year CAGR of 2.5%. In 2012, dogs and cats were the most popular pet species, owned by 46.7% and 37.3% of U.S. households, respectively. APPA also reported that there were 83.3 million dogs (10-year CAGR of +2.5%) and 95.6 million cats (10-year CAGR of +2.1%) in the U.S. In comparison, the total U.S. human population increased at +0.9% CAGR over the last decade. APPA reported that 2.8% of U.S. households owned horses in 2012. According to the APPA the total number of horses owned by U.S. households increased to 8.3 million in 2012, a 5% increase over the previous APPA survey conducted two years earlier.

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

The prevalence of companion animal osteoarthritis is estimated through a variety of methods. In looking at the dog osteoarthritis incidence Spence Johnston's article "Osteoarthritis. Joint anatomy, physiology, and pathobiology" is often cited, this article reports that 20% of all dogs over the age of one year suffer from osteoarthritis. Using this simple methodology, management has estimated that 20% of the total dog population is under age one.

83.3 million – 20% = 66.6 million x 20% with OA = 13.3 million dogs with OA in U.S.

Our osteoarthritis market data has been validated by a number of reports evaluating a new NSAID that is estimated to be ready for commercial sale by Aratana Therapeutics, Inc. (PETX) in 2016. Craig-Hallum's July 22, 2013 institutional research report on Aratana Therapeutics estimates the U.S. dog osteoarthritis market at 16.6 million dogs. William Blair & Company, L.L.C. released a July 25, 2013 Equity Research report by Aratana Therapeutics that concluded that roughly 10% of dogs and cat suffer from osteoarthritis. (83.3 million dogs x 10% = 8.3 million dogs with OA) Stifel issued report on Aratana Therapeutics dated July 22, 2013 that estimated the osteoarthritis market to be 55% of dogs over the age of 10. This equates to a US market in 2014 of 7.1 million dogs with osteoarthritis.

Horse Osteoarthritis (Lameness)

The equine osteoarthritis is the most common cause of lameness in horses. The annual average costs for diagnosis and treatment of equine lameness $3,000 per horse, with downtime & homecare costs being much higher (Oke and McIlwraith, 2010). "The USDA National Economic Cost of Equine Lameness… in the United States" published by 1978 places the annual incidence of lameness at 8.5-13.7 lameness events/100 horses.

As noted previously the APPA reported the total number of horses owned by U.S. households increased to 8.3 million in 2012. A 2007 publication by Emily Kilby "The Demographics of the U.S. Equine Population" concludes the horse population for 9,464,200 in 2006 with racehorses being 9% of that population or 846,000 horses. The article "The Occurrence and Causes of Lameness and Laminitis in the U.S. Horse Population" estimates that 17% of racehorses and 5.4% of the rest of the horse population go lame annually. Based on the above assumptions we calculate that there are up to 611,658 new lame horses each year.

Distribution

Most U.S. veterinarians buy a majority of their equipment and supplies from a preferred distributor. More than 75% of veterinarians name Butler Schein Animal Health, Inc., Webster Veterinary Supply Inc. (recently acquired by Patterson), MWI, Midwest Veterinary Supply, Inc. or Victor Medical Company as their preferred distributor. Combined, these top tier distributors sell more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Butler, Webster and MWI are recognized by manufacturers, distributors and veterinarians as the pre-eminent national companion animal veterinary supply distributors in the US. There are no other distributors that provide equivalent levels of service to manufacturers and regularly visit veterinarians in as widea geographic area as Butler, Webster or MWI. Midwest and Victor are large, regional distributors, also with strong reputations for high-quality service. The above data in this paragraph was sourced from File No. 101 0023 at the U.S. Federal Trade Commission.

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

Our primary distribution channel is through the existing stocking distributors who having operating typical margins between fourteen to sixteen percent. We have budgeted a twenty percent margin for our distributors and a full fifty percent margin for the veterinary practices.

Gel-Del Particle Devices

Orthopedic Joint Treatments

 A treatment for joint pain, which is made of injected protein-based gel-particles. In vivo studies indicate that the gel particle device can easily be combined with synovial fluid in a rabbit knee to form a joint cushion, buffering the adjacent bones/cartilage where no damage was caused to the cartilage from replacing the synovial fluid. The particles show an effectiveness to repair, reconstitute or remodel the tissue, cartilage, ligaments and/or bone and/or enhance the functionality of the joint (e.g. repair deteriorated components present in the joint to provide cushion or shock absorbing features to the joint and to provide joint lubricity)

AppTec Laboratories accomplished a gel-particle rabbit study. In short, New Zealand white rabbits (6) were injected in both stifle joints (knees) to fill but not extend the synovial space (~0.5 cc GDP/site).Rabbits were tested every other day for abnormal clinical signs including range ofmotion and jointobservations until sacrifice. Behavioral testing revealed no abnormal scores for range of motion, withdrawal response, or joint observations (all animals were 100% normal). At one week and at four weeks the animals were sacrificed. AppTec pathologists evaluated knee joint histology. The reported cartilage surfaces of the femoral and tibia condyles and the menisci were grossly and histologically 100% normal for all animals and test sites. The test article was found in all of the injection sites.

The test article did not cause changes in the articular cartilage of the femur or tibia when injected into the stifle joint of rabbits. The test article and control rabbit knees were not different for either 1 or 4 week time points for all histological measurements. In conclusion, the particles do not cause inflammation or damage to knee joint and will stick to exposed tissues and biologically integrate with those tissues. The particles were not found to stick to articular cartilage in any sample.

Regenerative Characteristics

The particles devices for joint injections have been extensively studied for a broad range of applications including the treatment of wrinkles as a dermal filler. Here is an overview of the pre-clinical and clinical studies completed on CosmetaLife, which is the name used for particle device when they used as a dermal filler.

Particle Integration after 12 Weeks

The image at left shows collagen in blue, fibroblasts in red and CosmetaLife in gray. Note the typical cellularization and integration of collagen within the CosmetaLife matrix perimeter. Also notice the fibroblasts (collagen producers) are integrated throughout the injection site. Microvascularization, indicated by arrowheads, is also present in several locations. There is little to no sign of inflammation.

Trichrome Stain - 20x Objective

CosmetaLife (GDP) Particles

CosmetaLife is an easy-to-inject, water-protein-based dermal filler that not only fills nasolabial wrinkle depressions but also helps rejuvenate the dermal tissues, counteracting damage that causes wrinkles. The dermal cells are attracted to the CosmetaLife gel-particles, attach to them, and then slowly replace them with natural dermal material (extracellular matrix). The natural biological replacement process of CosmetaLife to collagen is estimated to take 6-12 months. CosmetaLife clinical trial on nasolabial folds supports this estimate. According to current scientific thought, the resulting natural extracellular matrix, comprised mostly of collagen, is estimated to last 10-16 years.

CosmetaLife injections allow the body to create more natural dermal structure in and around every particle. Enhancing the natural process of dermal tissue construction with CosmetaLife allows for long-term dermal contouring, corrections, and rejuvenation with little to no adverse side effects noted in clinical trials.

Particle Device Clinical Studies.

The Company has conducted several biocompatibility animal studies. In the implantation study, no abnormal clinical signs were noted for any of the rabbits. The results of the sensitization study in guinea pigs showed a sensitization response equivalent to the negative controls.

The results of the histological report on the rabbit skin biopsies clearly demonstrate structural integration of the particles into the host tissues by week 12. Evaluators observed the particle material integration with normal tissue, remodeled and/or new collagen, and fibroblasts throughout the injected particles, mild to no inflammation, and new collagen-matrix production.

An Food and Drug Adminstration (FDA) IDE approved pivotal human clinical trial was begun with CosmetaLife late in 2006. The clinical trial was a randomized, double blind, parallel assignment, multi-center comparison of the safety and efficacy of CosmetaLife versus Restylane® (Control) for the correction of nasolabial folds. One hundred seventy-one patients were skin tested and 145 were treated at six trial sites. The number of study exits after treatment totaled four subjects. This clinical trial was reported and published at www.clinicaltrial.gov (NCT00414544).

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

CosmetaLife particles, shown in figure to the left, were photographed from a light microscope under high magnification. GDP particles were immersed in a saline solution to help disperse them for better viewing. These particles are approximately 100 microns in size (0.1 mm in diameter).

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

Particles Safety Study. Patients injected with CosmetaLife were found to have no or mild inflammatory, irritation, or immunogenic responses. These results suggest the particles is biocompatible because it closely matches the skin structure, composition, and moisture content. The no to low immunogenic responses are attributed to the tight cross-linking of the GDP matrix, which prevents immunogenic progenitor cells from producing antibodies.

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

We were incorporated in March 2009. Our lack of operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues. As of the date of this Annual Report, we have not commenced business operations involving the marketing and sale and distribution of the Gel-Del products. We may never be successful in developing a market for our products and thus may never become profitable. Therefore, our ability to operate our business successfully remains untested. If we are successful in marketing our products, we anticipate that we will retain future earnings, if any, and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We anticipate that our ability to generate revenues in the foreseeable future will depend on the successful development and commercialization of our products. If we are not successful in commercializing the products or are significantly delayed or limited in doing so, our business will be materially adversely affected and we may need to curtail or cease operations.

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

During fiscal year ended March 31, 2015, our net loss was $1,513,997. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

We will need to raise additional capital to subsequently market the Gel-Del products and expand our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

We are currently not engaged in any sophisticated marketing program to market our products because we lack capital and revenues to justify the expenditure. In addition, our available funds will not fund our activities for the next twelve months. If we fail to raise additional funds, investors may lose their entire cash investment.

Our future capital requirements depend on many factors, including, but not limited to:

•	the results of our target animal studies for our current and future product candidates;

•	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

•	the upfront and other payments, and associated costs, related to development and marketing of products;

•	the number and characteristics of the product candidates we pursue;

•	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

•	whether we acquire any other companies, assets, intellectual property or technologies in the future;

•	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

•	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

•	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the expenses needed to attract and retain skilled personnel;

•	the costs associated with being a public company; and

•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

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

We currently have the Kush™ Canine Particles ready for commercial distribution as a medical device. To date, we have invested nearly all of our efforts and financial resources in the prior in-licensing, research and development of the Kush™ Canine Particles.

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

We may be unable to obtain all required regulatory approvals for our existing or future product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization efforts and adversely impact our potential to generate revenue, our business and our results of operations.

Our product candidates are in various stages of development, and with regards to some of these product candidates, our business depends up on their successful development, regulatory approval and commercialization. We currently have no products approved for sale and we may never obtain regulatory approval to commercialize any of our other current or future product candidates. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of therapeutics products are subject to extensive regulation by the CVM, the USDA, the EMA and other regulatory authorities in the United States and other countries, whose regulations differ from country to country. We are not permitted to market our products in the United States until we receive approval of a New Animal Drug Application, or NADA, from the CVM or a full product license from the USDA with respect to our biologic products, or in Europe until we receive approval from the European Commission or applicable EU State national competent authorities.

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

Even if we obtain CVM, USDA, EMA or other regulatory approvals, our current or future product candidates may not achieve market acceptance among veterinarians/clinicians and owners, and may not be commercially successful. Market acceptance of any of our current or future product candidates for which we receive approval depends on a number of factors, including:

•	the safety of our products as demonstrated in our target animal or human studies;

•	the indications for which our products are approved;

•	the acceptance by veterinarians/clinicians and pet owners of the product as a safe and effective treatment;

•	the proper training and administration of our products by veterinarians/clinicians;

•	the potential and perceived advantages of our product candidates over alternative treatments, including generic medicines and products approved for use by animals or humans that are used off label;

•	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of veterinarians/clinicians and pet owners;

•	the willingness of pet owners to pay for our treatments, relative to other discretionary items, especially during economically challenging times;

•	the relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of our sales and marketing efforts and those of our collaborators.

Any failure by our product candidates that obtain regulatory approval to achieve market acceptance or commercial success would adversely affect our financial results.

We may not realize all of the anticipated benefits of our contractual arrangement with Gel-Del or those benefits may take longer to realize than expected. We may also encounter significant unexpected difficulties in integrating these businesses.

Our ability to realize the anticipated benefits of our contractual relations with Gel-Del will depend in part on our ability to integrate its business with ours. The combination of independent businesses is a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrating the business practices and operations of Gel-Del. The integration process may disrupt the businesses and, if implemented ineffectively, would preclude realization of the full benefits expected by us. Our failure to meet the challenges involved in integrating the businesses to realize the anticipated benefits of the transaction could cause an interruption of, or a loss of momentum in, our activities and could adversely affect our results of operations.

In addition, the overall integration of the businesses may result in material unanticipated problems, expenses, liabilities, competitive responses, and diversion of management's attention. The difficulties of combining the operations of the companies include, among others:

•	the diversion of management's attention to integration matters;

•	difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from combining the business of Gel-Del with our company;

•	difficulties in the integration of operations and systems;

•	difficulties in the assimilation of employees; and

•	challenges in attracting and retaining key personnel.

Many of these factors will be outside of our control and any one of them could result in increased costs and diversion of management's time and energy, which could materially impact our business, financial condition and results of operations. In addition, even if the operations of the businesses are integrated successfully, we may not realize the full benefits of the transaction, including the synergies or growth opportunities that we expect. These benefits may not be achieved within the anticipated time frame, or at all.

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

Once our target animal studies commence, we may experience delays in such studies and other development efforts and we do not know whether planned studies will begin on time, need to be redesigned or be completed on schedule, if at all. Pet therapeutics studies can be delayed or discontinued for a variety of reasons, including delay or failure to:

•	reach agreement on acceptable terms with prospective CROs and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	complete target animal studies due to deviations from study protocol;

•	address any safety concerns that arise during the course of testing;

•	address any conflicts with new or existing laws or regulations;

•	add new study sites; or

•	manufacture sufficient quantities of product for use in studies.

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

Our competition will be determined in part by the potential indications for which our products are developed and ultimately approved by regulatory authorities. Additionally, the timing of market introduction of some of our potential products or of competitors' products may be an important competitive factor. Accordingly, the speed with which we can develop our compounds, complete target animal studies and approval processes, and supply commercial quantities to market are expected to be important competitive factors. We expect that competition among products approved for sale will be based on various factors, including product efficacy, safety, reliability, availability, price and patent position.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current Gel-Del Particles product candidate, a key element of our strategy is to identify, license or acquire, develop and commercialize a portfolio of products to serve the pet therapeutics market. Even if we successfully identify and license further potential product candidates, we may still fail to yield product candidates for development and commercialization for many reasons, including the following:

•	competitors may develop alternatives that render our product candidates obsolete;

•	product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights;

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

We rely completely on Gel-Del to manufacture the supplies for the Gel-Del Particles development of our products.

With respect to our proposed products, we do not currently have, nor do we currently plan to acquire, the infrastructure or capability internally to manufacture the formulated Gel-Del Particles for use in the conduct of our target animal studies. We also lack the resources and the capability to manufacture any of our product candidates on a scale necessary for commercialization.

The facilities used by our contract manufacturers to manufacture the active pharmaceutical ingredients and products may be subject to inspections by the CVM, the USDA or the EMA that will be conducted after we submit our NADA to the CVM, and approval by the CVM, or during the USDA licensing process. We do not control the manufacturing processes used by, and we are completely dependent on, Gel-Del to comply with cGMP for the manufacture of both ingredients and finished products. If Gel-Del cannot successfully manufacture material that conforms to our specifications and is made in compliance with the strict regulatory requirements of the CVM, the USDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. In addition, we have little control over the ability of Gel-Del to maintain adequate quality control and quality assurance practices and to engage qualified personnel. If the CVM, the USDA or the EMA does not approve our contract manufacturers' facilities used for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Furthermore, we and Gel-Del are continuing to refine and improve the manufacturing process for our product candidates, certain aspects of which are complex and unique. We may encounter difficulties with new or existing manufacturing processes, particularly if we seek to increase our manufacturing capacity significantly to support commercialization of our product candidates, if approved. Our reliance on contract manufacturers also requires us to provide trade secrets or other proprietary information to others engaged to make our products, increasing the possibility that our trade secrets or other proprietary information may be disclosed or misappropriated.

The commercialization of any of our Gel-Del Particles product candidates could be stopped, delayed or made less profitable if third-party manufacturers fail to provide us with sufficient quantities of product or fail to do so at acceptable quality levels or prices and in a timely manner.

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

The raw materials used to manufacture our products are generally readily available and can be obtained from multiple suppliers in commercial quantities. However, we rely on our contract manufacturers to obtain any raw materials necessary to manufacture our products, and we do not have any control over the process or timing of the acquisition of these materials. Furthermore, if there is a disruption to our or our third-party manufacturers' relevant operations, we will have no other means of producing our product candidates until they restore the affected facilities or we or they procure alternative manufacturing facilities or raw materials. Additionally, any damage to or destruction of our third-party manufacturers' facilities or equipment may significantly impair our ability to manufacture product candidates on a timely basis.

We currently rely on third parties to conduct all of our target animal studies and certain other development efforts. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may be unable to obtain regulatory approval for or commercialize our current or future product candidates.

We currently do not conduct our target animal studies, and we rely on CROs to conduct these studies. The third parties with whom we contract for the execution of our studies play a significant role in the conduct of these studies and the subsequent collection and analysis of data. However, these third parties are not our employees, and except for contractual duties and obligations, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our studies, we remain responsible for ensuring that each of our studies is conducted in accordance with the development plan and protocol. Moreover, the CVM, the USDA and EMA require us to comply with regulations and standards, commonly referred to as current good clinical practices, ("cGCPs"), or good laboratory practices, ("GLPs"), for conducting, monitoring, recording and reporting the results of our studies to ensure that the data and results are scientifically credible and accurate.

In addition, the execution of target animal studies and the subsequent compilation and analysis of the data produced requires coordination among various parties. In order for these functions to be carried out effectively and efficiently, it is imperative that these parties communicate and coordinate with one another. Moreover, these third parties may also have relationships with other commercial entities, some of which may compete with us. Many of our potential agreements with these third parties may be terminated by these third parties upon as little as 30 days' prior written notice of a material breach by us that is not cured within 30 days. Many of these agreements may also be terminated by such third parties under certain other circumstances, including our insolvency or our failure to comply with applicable laws. In general, these agreements require such third parties to reasonably cooperate with us at our expense for an orderly winding down of services of such third parties under the agreements. If the third parties conducting our target animal studies do not perform their contractual duties or obligations, experience work stoppages, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to the failure to adhere to our development protocols or cGCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties, which could be difficult and costly, and our target animal studies may be extended, delayed or terminated or may need to be repeated. If any of the foregoing were to occur, the regulatory approval for and commercialization of the product candidate being tested in such studies may be delayed or require us to utilize additional resources.

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

As a privately-held company, we were not required to comply with certain corporate governance and financial reporting practices and policies required of a publicly-traded company. As a publicly-traded company, we have incurred and will continue to incur significant legal, accounting and other expenses that we were not required to incur in the recent past, particularly after we are no longer an "emerging growth company" as defined under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. In addition, new and changing laws, regulations and standards relating to corporate governance and public disclosure, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations promulgated and to be promulgated thereunder, as well as under the Sarbanes-Oxley Act, the JOBS Act, and the rules and regulations of the U.S. Securities and Exchange Commission, or SEC, and The NASDAQ Global Market, have created uncertainty for public companies and increased our costs and time that our board of directors and management must devote to complying with these rules and regulations. We expect these rules and regulations to increase our legal and financial compliance costs and lead to a diversion of management time and attention from revenue-generating activities.

Furthermore, the need to establish the corporate infrastructure demanded of a public company may divert management's attention from implementing our growth strategy, which could prevent us from improving our business, results of operations and financial condition. We have made, and will continue to make, changes to our internal controls and procedures for financial reporting and accounting systems to meet our reporting obligations as a publicly-traded company. However, the measures we take may not be sufficient to satisfy our obligations as a publicly-traded company.

For as long as we remain an "emerging growth company" as defined in the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not "emerging growth companies." These exemptions provide for, but are not limited to, relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, less extensive disclosure obligations regarding executive compensation in our periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved and an extended transition period for complying with new or revised accounting standards. We may take advantage of these reporting exemptions until we are no longer an "emerging growth company." We may remain an "emerging growth company" for up to five years. To the extent we are no longer eligible to use exemptions from various reporting requirements under the JOBS Act; we may be unable to realize our anticipated cost savings from those exemptions.

We are not currently required to evaluate our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, and failure to achieve and maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act, when applicable, could have a material adverse effect on our business and share price.

As an emerging growth company, we are not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended March 31, 2014 and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

In most markets, pet owners typically purchase their pet therapeutics directly from veterinarians. Pet owners increasingly could purchase pet therapeutics from sources other than veterinarians, such as Internet-based retailers, "big-box" retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of parasiticides and vaccines in recent years. Pet owners also could decrease their reliance on, and visits to, veterinarians as they rely more on Internet-based animal health information. Because we expect to market our pet prescription products through the veterinarian distribution channel, any decrease in visits to veterinarians by pet owners could reduce our market share for such products and materially adversely affect our operating results and financial condition. In addition, pet owners may substitute human health products for pet therapeutics if human health products are deemed to be lower-cost alternatives.

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

Over time, these and other competitive conditions may increase our reliance on Internet-based retailers, "big-box" retail stores or other over-the-counter distribution channels to sell our pet products. Any of these events could materially adversely affect our operating results and financial condition.

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

Based on consummation of the Stock Exchange Agreement, we will own the intellectual property rights we develop with respect to Gel-Del Particles or share Gel-Del Technologies' patent rights with future collaborators.

All of the intellectual property rights that we develop with respect to Gel-Del Particles will be owned by us. However, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. PTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter parties review of our patents in the U.S. PTO. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

If our efforts to protect the proprietary nature of the intellectual property related to any of our current or future product candidates are not adequate, we may not be able to compete effectively in our market.

We will rely upon a combination of patents, trade secret protection and confidentiality to protect the intellectual property related to our current product candidates and our development programs.

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

The strength of patents in the field of pet therapeutics involves complex legal and scientific questions and can be uncertain. The patent applications that we own or license may fail to result in issued patents in the United States or in other foreign countries. Even if the patents do successfully issue, third parties may challenge the validity, enforceability or scope thereof, which may result in such patents being narrowed, invalidated or held unenforceable. Furthermore, even if they are unchallenged, our patents and patent applications may not adequately protect our products or our intellectual property or prevent others from designing around our claims. If the breadth or strength of protection provided by the patents and patent applications we own, in-license or pursue with respect to any of our current or future product candidates is threatened, it could threaten our ability to commercialize any of our current or future product candidates. Further, if we encounter delays in our development efforts, the period of time during which we could market any of our current or future product candidates under patent protection would be reduced. Since patent applications in the United States and most other countries are confidential for a period of time after filing, we cannot be certain that we were the first to file any patent application related to our product candidates. Furthermore, for patent applications in which claims are entitled to a priority date before March 16, 2013, an interference proceeding can be provoked by a third party or instituted by the U.S. PTO to determine who was the first to invent any of the subject matter covered by the patent claims of our applications. For patent applications containing a claim not entitled to a priority date before March 16, 2013, there is a greater level of uncertainty in the patent law with the passage of the America Invents Act, which brings into effect significant changes to the U.S. patent laws that have yet to be well defined, and which introduces new procedures for challenging pending patent applications and issued patents. A primary change under this reform is creating a "first to file" system in the United States, which requires us to minimize the time from invention to filing of a patent application.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM, the USDA or the EMA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM or a product license from the USDA. We have not submitted an application for or received marketing approval for our current product candidates. Obtaining approval of an NADA from CVM or a product license from the USDA can be an uncertain process that requires us to utilize significant resources. The CVM, the USDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

•	we are unable to demonstrate to the satisfaction of the CVM, the USDA, the EMA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

•	the CVM, the USDA or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

•	we may be unable to demonstrate that the product candidate's benefits outweigh any safety or other perceived risks;

•	the CVM, the USDA or the applicable foreign regulatory body may require additional studies;

•	the CVM, the USDA or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

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

The CVM's, USDA's or the EMA's policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability, which would adversely affect our business.

Failure to obtain regulatory approvals in foreign jurisdictions for our product candidates would prevent us from marketing our products internationally.

In order to market any product outside of the United States, including in the EEA (which is comprised of the 28 member states of the European Union plus Norway, Iceland and Liechtenstein) and many other foreign jurisdictions, separate regulatory approvals are required. More concretely, in the EEA, pet therapeutics can only be commercialized after obtaining a Marketing Authorization ("MA"). Before granting the MA, the EMA or the competent national authorities of the member states of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy.

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

We currently have four officers and directors who are also our only employees. The demands on each of these individuals' time will increase because of our status as a public company. Our officers and directors have limited experience in managing a public company, which may impact our ability to meet our financial and business objectives as potential investors may not want to invest in a company whose management has limited public company experience. The interruption of the services of our management could significantly hinder our operations, profits and future development, if suitable replacements are not promptly obtained. We do not currently have any executive compensation agreements. We cannot guaranty that our management will remain with us.

Our management ranks are thin, and losing or failing to add key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our management. In particular, our success depends upon the continued efforts of our management personnel, including our Chief Executive Officer, John Lai, and our Chief Financial Officer/Treasurer and Secretary, John F. Dolan. We cannot guarantee that either Messrs. Lai or Dolan will remain with us.

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

Our auditors have questioned our ability to continue operations as a "going concern." Investors may lose all of their investment if we are unable to continue operations and generate revenues.

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

Our officers and directors beneficially own, in the aggregate, approximately 74.56% of our outstanding shares of common stock. Such concentrated control of the company may negatively affect the price of our common stock. In addition, our officers and directors can control matters requiring approval by our security holders, including the election of directors.

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

Our Articles of Incorporation, as amended, authorize the issuance of 250,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, including the issuances to Gel-Del Technologies in accordance with the Stock Exchange Agreement, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. Based upon the issuance of the 4,150,000 shares of common stock to the Gel-Del Shareholders and if we do issue any such additional shares in the future, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. As a result of such dilution, the proportionate ownership interest and voting power of our shareholders will be decreased accordingly. Further, although the share issuances under the Stock Exchange Agreement did not result in a change of control, any such future issuances could result in a change of control.

Because we may be subject to the "penny stock" rules, the level of trading activity in our stock may be reduced - which may make it difficult for investors to sell their shares.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by certain penny stock rules adopted by the Securities and Exchange Commission. Penny stocks, like shares of our common stock, generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on NASDAQ. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are currently responding to that certain comment letter from the Securities and Exchange Commission regarding our Information Statement on Form 14C. We filed a preliminary statement on Form 14C with the Securities and Exchange Commission on May 22, 2015 and will be filing a subsequent amendment to include the audited financial statements for fiscal year ended March 31, 2015. We anticipate clearing comments with the Securities and Exchange Commission by April 30, 2016 and subsequently mailing to our shareholders of record and nobo shareholders the Definitive Information Statement.

ITEM 2. PROPERTIES

Property held by us. As of January 5, 2016, we do not own any interests in real estate.

Our Facilities. Our executive, administrative and operating offices are located at 12100 Singletree Lane, Suite 186, Eden Prairie, Minnesota 55344. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Gel-Del Facilities. In accordance with the Stock Exchange Agreement, we will have acquired the offices of Gel-Del. The offices are located at 1000 Westgate Drive, St. Paul, Minnesota 55114.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the OTCQB under the symbol "PETV." Our shares commenced trading approximately January 1, 2013. The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC:QB stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
December 31, 2015	$4.30	$2.40
September 30, 2015	$5.60	$2.25
June 30, 2015	$6.50	$3.75
March 31, 2015	$4.25	$3.36
December 31, 2014	$3.32	$1.84
September 30, 2014	$6.50	$1.44
June 30, 2014	$30.50	$4.90
March 31, 2014	$20.00	$1.85

HOLDERS

The approximate number of stockholders of record at January 5, 2016 was 74. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

SUBMISSISION OF MATTERS TO A VOTE OF SECURITY HOLDERS

April 22, 2015 Information Statement

On April 10, 2015, our Board of Directors and majority shareholders, believing it to be in our best interests and of our shareholders: (i) approved the completion of our acquisition of Gel-Del incident to a Plan of Exchange to be filed with the Secretary of State of Nevada (the "Plan of Exchange"), pursuant to which Gel-Del becomes our wholly-owned subsidiary; and (ii) ratified the appointment by the Board of Directors of two new directors, Dr. David B. Masters and Randall A. Meyer ("Ratification of Appointment of New Directors").

The Information Statement will be furnished to our shareholders of record as of April 10, 2015 in connection with actions taken by written consent of holders of a substantial majority of our outstanding common shares. These corporate actions consist of (i) approving and adopting the acquisition of Gel-Del through a Plan of Exchange (the "Plan of Exchange"), pursuant to which Gel-Del becomes our wholly-owned subsidiary; and (ii) ratifying the appointment by our Board of Directors of two new directors (the "Ratification of New Directors").

On April 10, 2015, we obtained the approval of the Plan of Exchange and the Ratification of Appointment of New Directors by written consent of our stockholders that are the record holders of 6,672,653 shares of common stock, which represents an aggregate 88.66 % of the voting power of as of the record date of April 10, 2015. The Plan of Exchange and the Ratification of New Directors will not become effective until at least twenty (20) days after the mailing of this Information Statement to our shareholders and the filing of the Plan of Exchange with the Secretary of State of Nevada. The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) John Lai holding of record 3,557,939 shares of common stock (46.21%); (ii) John F. Dolan holding of record 843,894 shares of common stock (1 0.96%); (iii) Dr. David B. Masters holding of record 1,460,645 shares of common stock ( 18.97%); and (iv) Randall Meyer holding of record 810,175 shares of common stock ( 10.52%).

As of the date of this Annual Report, we are responding to comment from the Securities and Exchange Commission, which pertained to inclusion of our audited financial statements for fiscal year ended March 31, 2015. Therefore, we will simultaneously be filing an amendment to the Information Statement containing our audited financial statements for fiscal year ended March 31, 2015 and the date on which this Information Statement will be sent to our shareholders will be on or about April 30, 2016. See "Item 1A. Unresolved SEC Comments."

All members of our Board of Directors have approved the Plan of Exchange with Gel-Del and the appointment of our two new directors and shareholders owning a substantial majority of our outstanding common stock have approved these two proposed corporate actions. No other votes or consents are required or necessary.

August 7, 2014 Information Statement

On August 5, 2014, our Board of Directors and majority shareholders, believing it to be in the best interests of the Company and its shareholders, approved an Amendment to our Articles of Incorporation to authorize 20,000,000 shares of Preferred Stock of the Company, par value $.001 per share. With regard to this Preferred Stock, the Board of Directors of the Company has the authority, without shareholder action or consent, to determine the terms of any such preferred shares including, but not limited to (i) the designation of each series and the number of shares that will constitute each series; (ii) the dividend rate for each series; (iii) the price at which, and the terms and conditions on which, the shares of each series may be redeemed, if any shares are redeemable; (iv) the terms and conditions, if any, upon which each series may be converted into shares of other classes or series of shares of the Company; and (v) any voting rights for each series. Shares of Preferred Stock that are issued by us and subsequently redeemed or converted into another security of the Company would be available to be reissued by us, and our Board of Directors would have the authority to set the terms of these reissued shares as they deem appropriate.

We filed the Certificate of Amendment to the Articles of Incorporation with the Nevada Secretary of State on September 22, 2014.

July 2014 Information Statement

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

We filed the Amendment to our Articles of Incorporation with the Nevada Secretary of State on August 19, 2014.

RECENT SALES OF UNREGISTREED SECURITIES

During fiscal year ended March 31, 2015 and to date, we issued an aggregate of 198,396 post-Reverse Stock Split shares of unregistered common stock as follows:

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

Therefore, on April 2, 2014, we issued 7,500,000 pre-Reverse Stock Split shares of our restricted common stock (15,000 post-Reverse Stock Split) for a reduction in debt of $7,500 in accordance with the terms and provisions of the Notice of Conversion. The shares of common stock were issued at $0.001 per share. The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

(b) We assumed a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, 6287182 Canada had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The Debenture was due July 31, 2016 and accrued interest at the rate of 12% per annum. On July 22, 2014, we satisfied this debt by the issuance of 13,733,333 pre-Reverse Stock Split shares of common stock (27,467 post-Reverse Stock Split shares). The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

(c) We also assumed a second note which is a 12% convertible debenture in the principal amount of $50,000 to Brevets Futek MSM Ltee, a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the convertible debenture, Brevets Futek MSM Ltee had the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for price for 5 consecutive days prior to notice of conversion. The convertible debenture was due July 17, 2016 and accrues interest at the rate of 12% per annum. On July 22, 2014, we satisfied this debt by the issuance of 6,866,666 pre-Reverse Stock Split shares of common stock (13,733 post-Reverse Stock Split shares). The shares of common stock were issued to one United States resident in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The Assignee acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services Rendered

On April 29, 2014, our Board of Directors authorized the issuance of 21,096,002 pre-Reverse Stock Split shares of our restricted common stock valued at market on the day of issuance at a per share price of $0.032 per share resulting in an expense of $675,073 (42,192 post-Reverse Stock Split shares). We had previously deferred $8,000 of services, which was earned during the three month period ended June 30, 2014, resulting in a total expense of $683,073. The shares of common stock were issued to United States residents and non-United States residents in reliance on Section 4(2) and Regulation D and Regulation S promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

On August 14, 2014, our Board of Directors authorized the issuance of 8,000 post-Reverse Stock Split shares of our common stock to our Chief Executive Officer for services rendered and a further 5,333 post-Reverse Stock Split shares of common stock to another officer for services rendered. The shares were all issued at $0.35 per share and value at market resulting in an expense of $38,000. The shares of common stock were issued to United States residents in reliance on Section 4(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The individuals acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Securities Purchase Agreement

On February 11, 2015, we entered into that certain securities purchase agreement (the "Securities Purchase Agreement") with Gemini Master Fund, Ltd. ("Gemini Master Fund") for the acquisition by Gemini Master Fund of a convertible note (the "Note") and a common stock purchase warrant (the "Warrant") issued by us. The Note is in the principal amount of $460,000, which Note and Warrant were acquired by Gemini Master Fund for $400,000. We also incurred $5,000 for expenses of Gemini Master Fund, which resulted in receipt of net proceeds of $395,000. We intend to use the proceeds to satisfy

On February 11, 2015, our Board of Directors authorized the execution of the Securities Purchase Agreement for acquisition by Gemini Master Fund of the Note and the Warrant. We relied on an exemption from the registration requirements of the Securities Act of 1933, as amended, (the "Act") for the private placement of these securities pursuant to Section 4(a)(2) of the Act since Gemini Master Fund is an accredited investor, the transaction did not involve a public offering, Gemini Master Fund had access to us and our business and management, Gemini Master Fund took these securities for investment and not with a present view to resale, and we took appropriate measures to restrict the transfer of the securities.

Settlement of Debt

On April 10, 2015, our Board of Directors authorized the issuance of an aggregate 70,500 shares of our post-Reverse Stock Split shares of restricted common stock to two of our executive officers and directors as settlement for amounts due and owing for past services and associated benefits. The issuance of shares was as follows: (i) 43,000 shares of common stock at $4.00 per share to Dr. David B. Masters, our President, Chief Technical Officer and member of the Board of Directors, as settlement for $172,000; and (ii) 27,500 shares of common stock at $4.00 per share to Randall A. Meyer. our Chief Operating Officer and member of the Board of Directors. See "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters".

The shares of common stock were issued to the two United States residents in reliance on Section 4(2) of the Act. The shares of common stock have not been registered under the Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. Each individual acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from the Company's management concerning any and all matters related to acquisition of the securities.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the date of this Annual Report, we have no compensation plans under which our equity securities were authorized for issuance.

PENNY STOCK REGULATION

Shares of our common stock will probably be subject to rules adopted the SEC that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the SEC, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•

a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the SEC shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2015, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

	For Fiscal Year Ended March 31, 2015	For Period (inception) August 1, 2013 to March 31, 2014

Revenues	$-0-	-0-

Total Operating Expenses	1,201,857	24,648,826

Total Other Income (Expense)	(363,835)	(13,021)

Net Income (loss)	$(1,565,692)	(24,661,847)

Net loss per share - basic and diluted	$(0.21)	(46.32)

For Fiscal Year Ended March 31, 2015 Compared to the Period From August 1, 2013 (inception) to March 31, 2014

Total Revenues. For fiscal year ended March 31, 2015, and for the period from August 1, 2013 (inception) to March 31, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for fiscal year ended March 31, 2015 were $1,201,857 compared to $24,661,847 for the period from August 1, 2013 to March 31, 2014, a decrease of $23,130,994. For fiscal year ended March 31, 2015, we also incurred: (i) payroll expenses of $90,000 (2014: $80,000); (ii) stock for services of $862,073 (2014: $24,440,100); (iii) research and development of $4,396 (2014: $79,536); and (iv) general and administrative of $245,388 (2014: $49,190). Operating expenses substantially decreased due to valuation of stock issued for services during the period from August 1, 2013 to March 31, 2014. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for fiscal year ended March 31, 2015 was $1,201,857 compared to an operating loss of 24,648,826 for fiscal year ended March 31, 2014.

Other Income (Expenses). Other expenses for fiscal year ended March 31, 2015 were $363,835 (2014: ($13,021). Other expenses consisted of interest expense of $399,161 (2014: $13,021), which was offset by $35,326 (2014: $-0-) in forgiveness of debt

Net Loss. Therefore, our net loss for fiscal year ended March 31, 2015 was ($1,565,692) or ($0.21) per share as compared to ($24,661,847) or ($46.32) for the period from August 1, 2013 (inception) to March 31, 2014. Net loss generally decreased primarily due to the recording during 2014 of the valuation of stock issued for services and increase in operating expenses.

The weighted average number of shares outstanding during fiscal year ended March 31, 2015 was 7,609,064 compared to 723,923 for the period from August 1, 2013 (inception) to March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2015

As of March 31, 2015, our current assets were $274,863 and our current liabilities were $601,608, which resulted in a working capital deficit of $326,745.

As of March 31, 2015, our current assets were comprised of $39,863 in cash and cash equivalents and $235,000 in prepaid expenses. As of March 31, 2015, our total assets were $762,863 comprised of: (i) current assets of $39,863; and (ii) $488,000 in licensing.

As of March 31, 2015, our current liabilities were comprised of: (i) $285,732 in derivative liability; (ii) $71,315 in accounts payable and accrued expenses; (iii) $189,235 in convertible notes payable (net of discount of $597,767; and (iv) $55,326 in loan payable.

Stockholders' deficit decreased from ($301,811) as at March 31, 2014 to ($161,255) as at March 31, 2015.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the fiscal year ended March 31, 2015, net cash flows used in operating activities was $398,475 (2014: $146,090). Net cash flows used in operating activities during fiscal year ended March 31, 2015 consisted primarily of a net loss of $1,565,692, which was adjusted by $1,030,031 in common stock issued for services and $30,000 in increase in bad debts. Net cash flows used in operating activities was further changed by an increase in prepaid expenses of $125,500, an increase in accrued interest of $4,000, and a decrease of $22,314 in accounts payable and accrued expenses.

For the period from August 1, 2013 to March 31, 2014, net cash flows used in operating activities was $146,090. Net cash flows used in operating activities during the period August 1, 2013 to March 31, 2014 consisted primarily of a net loss of $24,661,847, which was adjusted by $24,440,100 in common stock issued for services. Net cash flows used in operating activities was further changed by an increase in prepaid expenses of $8,000 and an increase in accounts payable and accrued expenses of $83,657.

Cash Flows from Investing Activities. For fiscal year ended March 31, 2015, net cash flows used by investing activities was $358,000 relating to purchase of license pursuant to the License Agreement as compared to $120,685 in net cash flows used by investing activities relating to purchase of license for the period from August 1, 2013 to March 31, 2014.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended March 31, 2015, net cash flows provided from financing activities was $633,500 consisting of $787,000 in convertible debt, which was offset by ($153,500) in reduction of debt. For the period from August 1, 2013 (inception) to March 31, 2014, net cash flows provided from financing activities was $80,763 consisting of $315,500 in proceeds from loans, which was offset by ($234,737) in reduction of debt.

MATERIAL COMMITMENTS

Convertible Notes Payable

As of March 31, 2015, we have one note payable. The note is in the principal amount of $51,326 and accrues interest at 8% and payable on demand. As at March 31, 2015, we owe $55,326 on the note.

Note Payable - Debentures

On October 21, 2014, we received a loan in the form of a convertible debenture for $42,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock. We calculated a derivative expense based on the Black Scholes module with a risk free interest rate of .02% a volativity rate of 192%. We calculated a liability at March 31, 2015 of $39,839.

On October 27, 2014, we received $102,500 in the form of a convertible debenture. Terms indicate an interest rate of 8% with a 42% discount to market due in nine months. At March 31, 2015, we calculated a derivative liability of $60,929.

On December 23, 2014, we received $60,000 in the form of a convertible debenture, interest at 8% with a 40% discount to market. At March 31, 2015, we recorded a derivative liability of $592.

On January 16, 2015, we received $52,500 in the form of a convertible note with a 50% discount due in nine months. We recognized a derivative liability of $42,914 at March 31, 2015.

On January 22, 2015, we received two convertible debentures of $35,000 each interest at 8% due in one year. We recognized a derivative liability of $41,900 per debenture or $83,800 at March 31, 2015.

On February 11, 2015, we received a loan from Gemini Master Fund Ltd. ("Gemini") in the form of a convertible debenture for $460,000 due in seven months (the "Convertible Debenture") and recognized a derivative liability of $298,867. On September 28, 2015, we received a default notice from Gemini stating that we are in default in payment due to Gemini of the Convertible Debenture issued by us to Gemini in the original principal amount of $460,000, which matured in early September, 2015. Due to this event of default, Gemini has demanded full payment of the mandatory default amount under the terms of the Convertible Debenture Note in a total amount of approximately $552,000. We are in the process of addressing this default, and engaged with certain prospective lenders to obtain the necessary financing to satisfy whatever amount is due to Gemini incident to this Convertible Debenture.

At March 31, 2015 the derivative liability equaled $285,732 with the outstanding notes equaling $787,000. The notes are shown net of debt discount of $597,765.

Accrued Salary

We are indebted to related parties. At March 31, 2015, we are obligated for unpaid officer salaries of $50,000. This amount is included in accounts payable and accrued expenses.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity's financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

PetVivo Holdings, Inc.

Consolidated Financial Statements

March 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors PetVivo Holdings, Inc.

I have audited the accompanying balance sheet of PetVivo Holdings, Inc. as of March 31, 2015 and 2014 and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended March 31, 2015. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of PetVivo Holdings, Inc. as of March 31, 2015 and 2014 and results of its operations and its cash flows for each of the two years in the period ended March 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2014, the Company had accumulated losses of $26,227,539 and a working capital deficit of $326,745. These matters raise substantial doubt about the Company's ability to continue as a going concern. These factors, and Company's plans are discussed in Note 6.

Patrick D. Heyn. CPA, P. A.

Atlantis, Florida

March 23, 2016

PetVivo Holdings, Inc.
Consolidated Balance Sheet

	March 31,	March 31,
	2015	2014
Assets:
Current Assets
Cash and Cash Equivalents	$39,863	$39,338

Prepaid Expenses	235,000	8,000
Total Current Assets	274,863	47,338

Fixed Assets-net	-	-
Licensing	488,000	130,000

Total Assets	$762,863	$177,338

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities:
Accounts Payable and Accrued Expenses	71,315	83,657
Convertible Notes Payable, net of discount of $597,767 and -0- at March 31, 2015 and 2014, respectively	189,235	150,000
Loan Payable - related party	55,326	58,826
Derivative Liability	285,732	186,666

Total Current Liabilities	601,608	479,149

Commitments and Contingencies

Stockholders' (Deficit):
Preferred Stock, $0.001 Par value, 20,000,000 shares Authorized, none Issued and Outstanding	-	-
Common Stock, Par value $0.001, Authorized 250,000,000 shares Issued 7,700,289 and 7,501,893, respectively	7,700	7,502
Additional Paid-In Capital	26,381,094	24,352,534
Accumulated Deficit	(26,227,539)	(24,661,847)
Total Stockholders' Equity (Deficit)	161,255	(301,811)
Total Liabilities and Stockholders' Equity (Deficit)	$762,863	$177,338

The accompanying notes are an integral part of these financial statements.

Petvivo Holdings, Inc.
Consolidated Statement of Operations

	For the year ended March 31, 2015	From inception August 1, 2013 To March 31, 2014

Revenues	$-	$-
Costs of Services	-	-

Gross Margin	-	-

Expenses:

Research and Development	4,396	79,536
General and Administrative	1,197,461	24,569,190
Operating Expenses	1,201,857	24,648,826

Operating (Loss)	(1,201,857)	(24,648,826)
Interest Expense	(399,161)	(13,021)
Forgiveness of Debt	35,326	-

Total Other	(363,835)	(13,021)

Net Expense (Loss)	$(1,565,692)	$(24,661,847)

Loss Per Share, Basic	$(0.21)	$(46.32)

Weighted Average Shares Outstanding	7,609,445	532,465

The accompanying notes are an integral part of these financial statements.

PetVivo, Holdings Inc.
Statement of Stockholders' Equity (Deficit)
April 1, 2013 to March 31, 2015

		Common	Additional Paid-in	Acccumulated Equity
	Shares	Stock	Capital	(Deficit)	Total
Balance April 1, 2013	-	$-	$-	$-	$-

Shares issued to founders	45,813	46	9,954	-	10,000

Shares issued to convert debt	4,717,067	4,717	215,618	-	220,335

Acquisition of liabilities of Technologies
Scan	295,013	295	(310,594)	-	(310,299)

Shares issue for compensation	2,444,000	2,444	24,437,556	-	24,440,000

Net loss	-	-	-	(24,661,847)	(24,661,847)
Balance at March 31, 2014	7,501,893	7,502	24,352,534	(24,661,847)	(301,811)

Stock issued for conversion of notes payable	62,871	63	183,748	-	183,811

Convertible notes and beneficial conversion feature payoff	-	-	814,916	-	814,916

Stock issued for services	135,525	135	1,029,896	-	1,030,031

Net loss	-	-	-	(1,565,692)	(1,565,692)
Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$161,255

The accompanying notes are an integral part of these financial statements.

Petvivo Holdings, Inc.

Consolidated Statement of Cash Flows

For the Year Ended March 31, 2015, and

From Inception August 1, 2013 to March 31, 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Period	(1,565,692)	$(24,661,847)
Common stock issued for services	1,030,031	24,440,100
Increase in Bad Debts	30,000	-

Changes in Operating Assets and Liabilities:
(Increase) Decrease in prepaid expenses	(125,500)	(8,000)
Increase (Decrease) in Accrued Interest	4,000	-
Increase (Decrease) in Accounts Payable and Accrued Expenses	(22,314)	83,657

Net Cash Used in Operating Activities	(398,475)	(146,090)

Investing activities	-	-
Increase in short term receivables, related party	(42,000)	-
Payments received on short term receivables, related party	42,000	-
Increase in short term receivables	(30,000)	-
Increase in licenses	(358,000)	(130,000)

Net cash used by investing activities	(388,000)	(130,000)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible Notes Payable	898,000	315,428
Payments of Convertible notes Payable	(111,000)	-

Net Cash Provided by Financing Activities	787,000	315,428

Net (Decrease) Increase in Cash	525	39,338
Cash at Beginning of Period	39,338	-
Cash at End of Period	$39,863	39,338

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Supplemental cash flow information:
Cash paid for interest expense	$-	$-
Cash paid for income taxes	$-	$-

Non cash investing and financing activities:
Conversion of notes payable	$183,748	$194,782
Discounts related to convertible notes payable	$814,916	$19,591
Stock issued for consulting services	$1,030,031	$24,440,100

The accompanying notes are an integral part of these financial statements.

Petvivo Holdings, Inc.

Notes to Financial Statements

March 31, 2015

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

Petvivo Inc.was originally incorporated under the laws of the state of Minnesota on August 1, 2013.The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc and PetVivo Inc.. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity which is Petvivo. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and bio materials for the treatment of afflictions and diseases in animals.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Petvivo Holdings, Inc. and its wholly owned operating subsidiary, Petvivo Inc. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2015 and 2014, the Company had no cash equivalents.

(E) Loss Per Share

In accordance with the accounting guidance now codified as FASB ASC Topic 260, "Earnings per Share" basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The computation of basic and diluted loss per share at March 31, 2015 excludes the common stock equivalents of the following potentially dilutive securities because their inclusion would be anti-dilutive:

March 31, 2015

Convertible Debt (Exercise price - $1.16 - $3.25 share)	190,273
Total	190,273

(H) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(I) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board ("FASB") ASC 820-10, "Fair Value Measurements", as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party, convertible notes payable, and deferred rent payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2015 and 2014, due to the short-term nature of these instruments.

The Company accounts for its derivative liabilities, at fair value, on a recurring basis under level 3.

(J) Embedded Conversion Features

The Company evaluates embedded conversion features within convertible debt under ASC 815 "Derivatives and Hedging" to determine whether the embedded conversion feature(s) should be bifurcated from the host instrument and accounted for as a derivative at fair value with changes in fair value recorded in earnings. If the conversion feature does not require derivative treatment under ASC 815, the instrument is evaluated under ASC 470-20 "Debt with Conversion and Other Options" for consideration of any beneficial conversion features.

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

(N) Stock-Based Compensation - Non Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of Sub-topic 505-50 of the FASB Accounting Standards Codification ("Sub-topic 505-50").

Pursuant to ASC Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur. If the Company is a newly formed corporation or shares of the Company are thinly traded the use of share prices established in the Company's most recent private placement memorandum ("PPM"), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder's expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder's expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●

Expected volatility of the entity's shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●

Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

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

(O) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-10, "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company's current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity-which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods therein. Early application with the first annual reporting period or interim period for which the entity's financial statements have not yet been issued (Public business entities) or made available for issuance (other entities). The Company adopted this pronouncement for the three months ended August 31, 2014.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation ( Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - LICENSE AGREEMENT

The Company entered into a licensing agreement with Gel Del Technologies who intends to engage in the manufacture and supply of products derived from technology, including protein based biomaterials and devices which the parties feel will be beneficial for the veterinary treatment of animals having joint afflictions. The Company has paid $488,000 to date. At a date subsequent to the balance sheet this agreement was cancelled as the parties have entered into an understanding for a merger.

NOTE 3 - DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

1.

The Company assumed a 12% convertible debenture in the principal amount of $100,000 to 6287182 Canada Inc., a private corporation organized under the laws of Canada. In accordance with the terms and provisions of the 6287182 Canada Debenture, we may redeem by paying the principal plus accrued interest and 6287182 Canada has the right to convert the principal into shares of our restricted common stock at a per share price equal to 80% of the average closing price for 5 consecutive days prior to notice of conversion. The 6287182 Canada Debenture is due July 31, 2016 and accrues interest at the rate of 12% per annum. The Company is required to pay the accrued interest quarterly commencing on the date of execution and quarterly thereafter. On July 22, 2014 13,733,333 shares were issued to satisfy this debt.

F-12

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

3.

The Company on July 31, 2014 received a loan in the form of a convertible debenture for $68,000. Terms indicate interest is at 8% due in one year with a 40% discount from the market price of the stock. The Company calculated a derivative expense based on the Black Scholes model with a risk free interest rate of .02% a volativity rate of 192%. This obligation was satisfied in February of 2015.

4.	The company on October 14, 2014 received a loan in the form of a convertible debenture for $43,000. Terms are identical to the loan in number 3. This obligation was satisfied on February 17, 2015.

5.

On October 21, 2014 the Company received a loan in the form of a convertible debenture for $42,000. Terms are identical to numbers 3 and 4 above. The company calculated a liability at March 31 2015 of $30,260

6.

On October 27, 2014 the Company received $102,500 in the form of a convertible debenture. Terms indicate an interest rate of 8% with a 42% discount to market due in nine months. The Company calculated the derivative value based on the Black Scholes model with a risk free interest rate of 0.17%; a volatility rate of 68%. The Company recognized a derivative liability of $118,339 on the date of issuance. At March 31, 2015 derivative liability is $80,143.

7.

On December 23, 2014 the Company received $60,000 in the form of a convertible debenture, interest at 8% with a 40% discount to market. The Company calculated the derivative value based on the Black Scholes model with a risk free interest rate of 0.17%; a volatility rate of 65%. At March 31, 2015 the company recorded a derivative liability of $44,724.

8.

On January 16, 2015 the Company received a convertible note of $52,500 with a 50% discount due in nine months. The Company calculated the derivative value based on the Black Scholes model with a risk free interest rate of 0.17% and a volatility rate of 153%. The Company recognized a derivative liability of approximately $56,000 on the date of issuance. The Company recognized a derivative liability of approximately $57,000 at March 31, 2015.

9.

On January 22, 2015 the Company received two convertible debentures of $35,000 each interest at 8% due in one year. The Company calculated the derivative value based on the Black Scholes model with a risk free interest rate of 0.17% and a volatility rate of 153%. The Company recognized a derivative liability of $37,284 per debenture or $74,568 at March 31, 2015.

10.	On February 11, 2015 the Company received a OID loan in the form of a debenture for $460,000 due in seven months.

At March 31, 2015 the derivative liability equaled $285,732 with the outstanding notes equaling $787,000. The notes are shown net of debt discount of $597,765 which includes discount on warrants.

NOTE 4 - RELATED PARTY PAYABLE

At March 31, 2015 the company is obligated for unpaid officer salaries of $50,000. This amount is included in accounts payable and accrued expenses.

At March 31, 2015 the Company has one note payable

March 31, 2015

Notes Payable to an individual interest at 8%, payable on demand.	55,326

This note is convertible into common stock at a 30% discount but only after the company completed its reverse merger, which has occurred, but then only when it receives $1,500,000 in capital. Due to the fact the Company has not received this amount in funding the convertible feature is not present and the note is treated as a demand note payable at March 31, 2015.

NOTE 5 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had no revenue and had a negative equity and a material loss. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to raise additional funds either through a private placement or thru the public process. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate funds.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - COMMON STOCK

The Company issued the following shares of common stock.

On March 14, 2014 the company issued 295,013 to effectuate the merger.

On March 17, 2014 the Company issued 2,444,000 shares for marketing services rendered valued at market resulting in an expense of $24,440,000.

On March 19, 2014 the Company issued 141,000 shares for debt valued at $70,500.

On April 2, 2014 the Company issued 15,000 shares of stock for debt.

On April 29, 2014 the Company issued 42,192 shares for services for marketing valued at market on the day of issuance resulting in an expense of $654,018.

On July 22, 2014 the Company issued 41,200 shares for elimination of the convertible debt of $157,446. On the same day they issued 6,671 shares at market to satisfy accounts payable debt of $26,350.

On August 14, 2014 the Company issued 8,000 shares to its chief executive officer for services rendered and 5,333 shares to another officer.

On February 5, 2015 the Company issued 80,000 shares for services, 5,000 for earned legal services and 75,000 for services to be earned for investment advice over the next six months. The shares were valued at market for $4.7 per shares. The services for six months are shown as prepaid expense for the unearned portion of $235,000.

During the fiscal year the Company recognized increases to paid-in capital for convertible debt payoffs of $460,916 and recognized $354,000 in beneficial conversion feature related to financing and warrants.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company issuance of 2,444,000 shares in March 2014 were issued to its officers and director for services which were management reorganization..

On April 29, 2014 6,400 shares were issued to its officers as a part of the 42,192 shares issued that day.

On August 14, 2014 the Company issued 13,333 shares to officers and directors.

The two previous issuances were for investor relations and for overall management.

Consulting Fees

The Company incurred fees of $90,000 to its CEO and a director for service of being an officer

NOTE 8 - INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2015	2014
Current tax provision:
Federal	$–	$–
State	–	–

Deferred tax provision (benefit):
Federal	109,014	83,647
State	20,739	8,931
Change in valuation allowance	(129,753)	(92,578)

Total provision for income tax	$–	$–

Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company's deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three year period. In 2014 and 2013 the Company's tax losses were reduced by stock for services expense. There were no depreciation differences.

At March 31, 2015 and 2014, the Company had net operating loss carryforwards of approximately $1,009,782 and $689,152, respectively, which begin to expire in 2029. The deferred tax assets arising from the net operating loss carryforwards are approximately $1,010,000 and $698,000 as of March 31, 2015 and 2014, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management's analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2015 and 2014 was approximately $129,753 and $92,578 respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at March 31, 2015, 2014 is as follows:

	2015	2014
Expected tax at 34 and 9.3%	$(129,753)	$(92,578)
Change in valuation allowance	129,753	92,578
Provision for income taxes	$–	$–

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2015 and 2014, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2009 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 9 - SUBSEQUENT EVENTS

Management has evaluated subsequent events pursuant to the requirements of ASC Topic 855 and has determined that other than the following no material events existed:

1.

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"), having a closing date on or before March 31, 2015. We closed and consummated the Stock Exchange Agreement effective April 10, 2015.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

APPOINTMENT OF PATRICK HEYN

On August 31, 2015, we dismissed Cutler & Co. LLC ("Cutler") from its engagement as our independent certifying accountant. Our Board of Directors approved the dismissal of Cutler based upon engaging an independent certifying accountant for us who will provide more personalized attention to us. The appointment of Cutler was in effect only from May 5, 2015 through August 31, 2015 and, therefore, Cutler did not provide any audit services to us.

On August 31, 2015, our Board of Directors approved the engagement of Patrick Heyn ("Heyn"), as our independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended March 31, 2014 and 2013 through April 17, 2015 neither we nor anyone acting on our behalf consulted with Heyn regarding: (i) either the application of any accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered by Heyn on our financial statements; or (ii) any matter that was either the subject of a disagreement with Cutler or a reportable event with respect to Cutler.

PRIOR APPOINTMENT OF CUTLER & CO. LLC

Our Board of Directors approved the appointment of Cutler & Co. LLC as our independent certifying accountant. The previously announced appointment of Danielle M. Adams, CPA of Adams Advisory LLC was rescinded based upon Ms. Adams' inability to service us to the best of her ability based upon her current workload.

On April 17, 2015, we accepted the resignation of Terry L. Johnson, CPA ("Johnson") from his engagement to be the independent certifying accountant for us.

Other than an explanatory paragraph included in Johnson's audit report for the Registrant's fiscal years ended March 31, 2014 and 2013 relating to the uncertainty of the Registrant's ability to continue as a going concern, the audit reports of Johnson on the Registrant's financial statements for the last fiscal year ended March 31, 2014 and 2013 through April 17, 2015, did not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During our 2014 and 2013 fiscal year and through the date of the current report on Form 8-K: (i) there were no disagreements with Johnson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Johnson, would have caused Johnson to make reference to the subject matter of the disagreements in connection with their report; and (ii there were no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

On May 5, 2015, our Board of Directors approved the engagement of Cutler & Co. LLC ("Cutler"), as our independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended March 31, 2014 and 2013 through April 17, 2015 neither we nor anyone acting on our behalf consulted with Cutler regarding: (i) either the application of any accounting principles to a specific completed or contemplated transaction of us or the type of audit opinion that might be rendered by Cutler on our financial statements; or (ii) any matter that was either the subject of a disagreement with Johnson or a reportable event with respect to Johnson.

NON-RELIANCE ON FINANCIAL STATEMENTS

On approximately September 22, 2015, our Board of Directors was advised by our then independent public accountant, Terry L. Johnson, CPA ("Johnson"), that our financial statements for fiscal year ended March 31, 2014 as filed with the Securities and Exchange Commission on Form 10-K (the "Financial Statements") could not be relied upon. Johnson was subject to a Securities and Exchange Commission Order dated September 17, 2015 instituting public administrative and cease-and-desist proceedings pursuant to Section 8A of the Securities Act of 1933, Sections 4C and 21C of the Securities Exchange Act of 1934 and Rule 102(e) of the Commission's Rules of Practice dated The Financial Statements were not reviewed by Johnson.

As a result, our Board of Directors concluded on September 22, 2015 that our previously filed Financial Statements for fiscal year ended March 31, 2014 could not be relied upon.

We engaged our new auditor, Patrick Heyn, who has re-audited fiscal year ended March 31, 2014 in addition to fiscal year ended March 31, 2015. Our Chief Executive Officer/President discussed these matters with our legal counsel on approximately September 22, 2015.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Management's annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to the rules of the SEC that permit us to provide only management's report in this report.

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table includes the names and positions held of our executive officers and directors and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
John Lai	53	Chief Executive Officer and a Director	March 2014

John Dolan	50	Secretary, Treasurer/Chief Financial Officer and a Director	March 2014

David B. Masters, Ph.D.	57	President, Chief Technical Officer and a Director	April 2015

Randall A. Meyer	51	Chief Operating Officer and a Director	April 2015

Biographies

John Lai. Mr. John Lai has been our Chief Executive Officer and a director since March 2014. Mr. Lai has over thirty years of senior operations and financial experience and has served as president, chief financial officer and director of a number of corporations with a record of facilitating acquisitions, business launches, reverse mergers, and driving production revenue growth. Mr. Lai is recognized as an expert in the Powersports industry. He is on the expert consulting staff of Cohen research in NYC. Mr. Lai also contracts out to give analysis on the Powersports industry to mutual funds such as Janus, Neuberger Bergmen, and Fidelity.

Mr. Lai currently serves as chief executive officer and chairman of PetVivo since inception in 2013. PetVivo, based in Minneapolis, Minnesota, is an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices for pets, or pet therapeutics. Mr. Lai also currently serves as chief executive officer and a director of Blue Earth Resources from 2012. Blue Earth, based in Burnsville, Minnesota, engages in the acquisition, operation and management of majority working interests in producing oil and gas leases having wells in certain major oilfields of the United States. Its current oil and gas properties include producing oil and gas wells in northwestern Louisiana leases, which have many remaining undrilled locations to provide considerable future drilling and expansion opportunities for BlueEarth. Mr. Lai served as chief executive officer and a director of Rovrr Inc. from 2008-2011, which offers advanced marketing solutions and proven methodologies to deliver successful social media monetization applications with high user acceptance. Mr. Lai served as president and director of Viper Powersports since inception in 2002-2008. He was responsible for raising $28million in private equity. He managed the design and production of four of the state of the art American made cruisers and engine platforms in the motorcycle industry. He also negotiated the acquisition of Thor Inc. and two pending acquisitions within the Powersports industry. Mr. Lai has also served as a director and chief financial officer of Buyitnow.com from 1996-1999 where he managed the completion of a $35,000,000 private placement through Paine Webber. He was responsible financial operations and forecasting with revenues over $40,000,000 and 100 employees.

Mr. Lai served as an advisor to Tech-Squared and raised private capital, which later became Digital River (DRIV), where he provided advice on financing options, management team. Mr. Lai formed Genesis Capital Group, Inc. in 1992 as a Merchant Banking boutique focused on mergers and acquisitions, reverse mergers, deal structuring, and equity placements. Genesis Capital will commit its own capital to bring a transaction to its fruition. Mr. Lai has benefitted from years of networking within the industry to solve problems and situations in the small cap arena. Mr. Lai has completed over five transactions since the early 1990's.

Prior to forming Genesis Capital Group, Inc. in 1992, he held varies positions at investment firms. Between 1985 - 1992, Mr. Lai held positions at banking firms based in Chicago IL and NYC, NY. and Mpls, MN. He has been active in several charitable organizations. Mr. Lai has been quoted in Dow Jones News, Investors Daily, Minnesota Business Journal, Wall Street Journal, Finance and Commerce and several other business publications.

John F. Dolan. Mr. John Dolan has been our Secretary, Treasurer/Chief Financial Officer and a director since March 2014. Mr. Dolan as served as a director of PetVivo. Mr. Dolan is also corporate and intellectual property counsel for Holt Power Group Inc. Prior to joining Holt Power Group Inc., Mr. Dolan was a shareholder in Fredrikson & Byron's intellectual property group and was a co-chair of its Cleantech group. Mr. Dolan works with corporations to strategically secure and protect domestic and foreign patent rights in a variety of technologies, including chemical compounds and compositions, industrial processes, films and coatings, biomass and biomaterials, mechanical devices, food products, packaging, recycled and building materials, biofuels and other renewable energies.

Mr. Dolan also advises companies on all aspects of intellectual property asset protection as well as technology and corporate development. Consultations include projects related to technology transfer and licensing, intellectual property due diligence in mergers,acquisitions and investments, product clearance analysis and opinions, business plan development, corporate set-up and structure strategies and patent litigation.

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

David B. Masters, Ph.D. Dr. Masters has served as our President, Chief Technical Office and as a member of the Board of Directors since April 10, 2015. Dr. Masters served as founder, p resident, chief executive officer and chief technical officer of Gel-Del from 1999 until 2015. As the chief inventor of Gel-Del's technology platform, Dr. Masters focused on Gel-Del's novel biomaterials, biomaterial applications, its intellectual property, development of the products in pre-clinical and clinical trials, and addressed Gel-Del's financial needs for taking forward its products with licensing agreements and equity investments totaling approximately $6 million. Dr. Masters also was the principal investigator in bringing in over $6 ,000,000 in National Institutes of Health government grants since inception of Gel-Del to forward its technology and products. He also served as chairman of the board of directors of Gel-Del from 1999 until its merger with us in 2015.

Dr. Masters is internationally recognized as an expert in biomaterials and local drug delivery. Over the past twenty years , Dr. Masters has developed novel biomaterial and drug delivery products, including implantable medical devices for neurologic, vascular, orthopedic, urologic and dermal applications.

Dr. Masters received his B.A. in Biochemistry and Biopsychology from Rutgers University, New Brunswick, NJ, with Scholar Distinction, and in 1989, a Masters Degree in Chemistry, and a Ph.D. in 1992 in Behavioral and Neural Sciences, from Rutgers University, Newark, NJ, including two awards for excellence in research. After Rutgers, he joined Harvard Medical School as a Research Fellow, Department of Anesthesiology, to study solid implantable dosage forms in collaboration with Dr. Robert Langer of M.I.T. This led to patented work on biodegradable polymers for local delivery of analgesic agents, a start-up company, and many published reports. Dr. Masters became an Instructor in Anesthesiology at Harvard before leaving for The Mayo Clinic (1993) where he was an Assistant Professor and Associate Consultant. His work using protein matrices has been funded by six NIH grants. Dr. Masters has over 60 peer reviewed publications, book chapters and abstracts, and over 30 patents issued, pending or applications. In 1999, Dr. Masters founded Gel-Del Technologies, Inc., which started operations in 2000 after he left Mayo Clinic.

Randall A. Meyer . Mr. Meyer has served as our Chief Operating Officer and as a member of our board of directors since April 10, 2015. Mr. Meyer served as chief operating officer of Gel-Del from January 2009 to April 2015 where he focused on business development and product pipeline expansion, in addition to his efforts to secure working capital. Mr. Meyer joined Gel-Del Technologies in January 2007 as a full-time business development consultant where he targeted new markets and applications for the company's biomaterials and devices.

Prior to joining Gel-Del, Mr. Meyer was chief operating officer at Softscope Medical Technologies Inc. where he guided the early-stage medical device company through successful preclinical studies, clinical trial approval and the securing of $4.5 million in capital. SoftScope was acquired by Fujinon. From 2003 until 2005 Mr. Meyer served as chief executive officer and as a member of the board of directors at Tactile Systems Technology, Inc., where his accomplishments included securing private equity funding, developing a profitable reimbursement strategy and leading its vascular device through FDA compliance, clinical trials and a successful commercial launch. In addition, Mr. Meyer recruited the management team and board of directors who continue to grow this profitable business generating approximately $100 million in annual revenues.

Mr. Meyer has also served as elected member of the Edina School Board since 2002. He currently serves as board chair; a position the board has elected him to annually to since 2008. Edina Public Schools is a nationally recognized suburban public school district serving approximately 8,500 students. Mr. Meyer also served as the Chair of the Metro Services board of Minnesota Technology Inc., a non-profit chartered by the state legislature. Mr. Meyer has a Bachelor of Science degree in Agricultural Engineering Technology from the University of Wisconsin, River Falls, where he twice received the Chancellor's Award for leadership, the University's highest nonacademic honor.

Family Relationships

There are no family relationships among our current directors or officers and Dr. Masters or Mr. Meyer.

Involvement in Certain Legal Proceedings

During the past five years, neither Dr. Masters nor Mr. Meyer have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which Dr. Masters or Mr. Meyer were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law (and the judgment has not been reversed, suspended or vacated).

CORPORATE GOVERNANCE

Committees

Our Board of Directors does not currently have a compensation committee or nominating and corporate governance committee because, due to the Board of Director's composition and our relatively limited operations, the Board of Directors believes it is able to effectively manage the issues normally considered by such committees. Our Board of Directors may undertake a review of the need for these committees in the future.

Audit Committeeand Financial Expert

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ended March 31, 2015 and 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Lai, President/CEO	2015	72,000	0	0	0	0	0	0	72,000	*
and Director	2014	0	0	0	0	0	0	0	0

John F. Dolan, Secretary,	2015	48,000	0	0	0	0	0	0	48,000	*
Treasurer/CFO and Director	2014	0	0	0	0	0	0	0	0

___________

*No cash was paid towards the salary earned during fiscal year ended March 31, 2015. Therefore, all amounts have been accrued.

OUTSTANDING EQUITY AWARDS

As of March 31, 2015, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested
John Lai, President/CEO and Director	0	0	0	0	0	0	0	0	0

John F. Dolan, Secretary, Treasurer/CFO and Director	0	0	0	0	0	0	0	0	0

STOCK OPTIONS//SAR GRANTS. No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2015.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2015:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
John Lai	0	0	0	0	0	0	0

John F. Dolan	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of January 11, 2016 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	John Lai 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	3,557,939 shares, President/CEO and Director	46.96%

Common Stock	John F. Dolan 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	726,788 shares Secretary, Treasurer/CFO and Director	9.44%

Common Stock	David B. Masters 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	699,523 shares Director	9.08%

Common Stock	Randall A. Meyer 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	699,523 shares Director	9.08%

Common Stock	All directors and named executive officers as a group (4 persons)	5,683,773 shares	74.56%

	Name and Address of 5% or Greater Beneficial Owner

Common Stock	Gel-Del Technologies Inc. 1000 Westgate Drive St. Paul, Minnesota 55114	1,406,111 shares	18.26%
___________

(1)	Percentage of beneficial ownership of our common stock is based on 7,700,314 shares of common stock outstanding as of the date of this Annual Report. .

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

Changes in Control

Our management is not aware of any arrangements which may result in "changes in control" as that term is defined by the provisions of Item 403(c) of Regulation S-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions - Stock Issuances

During April 2014, we issued an aggregate 6,400 shares of common stock to our officers.

During August 2014, we issued a further 13,333 post-Reverse Stock Split shares of our common stock to our officers and directors.

On April 10, 2015, our Board of Directors authorized the issuance of an aggregate 70,500 shares of our post-Reverse Stock Split shares of restricted common stock to two of our executive officers and directors as settlement for amounts due and owing for past services and associated benefits. The issuance of shares was as follows: (i) 43,000 shares of common stock at $4.00 per share to Dr. David B. Masters, our President, Chief Technical Officer and member of the Board of Directors, as settlement for $172,000; and (ii) 27,500 shares of common stock at $4.00 per share to Randall A. Meyer. our Chief Operating Officer and member of the Board of Directors, as settlement for $110,000.

Related Party Transaction – Stock Exchange Agreement

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"). We anticipate closing and consummating the Stock Exchange Agreement by approximately April 30, 2016. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. This acquisition of Gel-Del by us will be made pursuant to the Stock Exchange Agreement, which contains certain conditions to be performed by both parties prior to the completion of this stock exchange business combination. The merger transaction was contingent on a capital raise in early 2015. As of April 10, 2015, all conditions were satisfied or waived by both parties. The shareholders of Gel-Del approved this Stock Exchange Agreement at a Gel-Del shareholder meeting duly held on March 25, 2015.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2015 and 2014 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $60,500 and $10,000, respectively.

Audit-Related Fees

For the fiscal years ended March 31, 2015 and 2014, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees."

Tax Fees

For the fiscal years ended March 31, 2015 and 2014, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

10.5

12% Convertible Debenture of $100,000 between Technologies Scan Corp. and 6287182 Canada Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July31, 2013.

10.6

12% Convertible Debenture of $100,000 between Technologies Scan Corp. and Brevets Futek MSM Ltee. incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on July31, 2013.

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

63

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

PetVivo Holdings, Inc., a Nevada corporation

March 23, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director (Principal Executive Officer)

March 23, 2016	By:	/s/ John F. Dolan
John F. Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ John Lai	March 23, 2016
John Lai
Its:	CEO, Director
(Principal Executive Officer)

By:	/s/ John F. Dolan	March 23, 2016
John F. Dolan
Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

By:	/s/ Randall A. Meyer	March 23, 2016
Randall A. Meyer
Its:	Chief Operating Officer and a Director

By:	/s/ David B. Masters	March 23, 2016
David B. Masters
Its:	President, Chief Technical Officer and a Director

