Form 10-Q
period 2015-06-30
PetVivo Holdings, Inc.
filed 2016-06-17
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No.333-141060

PetVivo Holdings Inc.
(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12100 Singletree Lane

Suite 186

Eden Prairie, Minnesota 55344

(Address of principal executive offices)

(612) 296-7305

(Issuer's telephone number)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of June 14, 2016
Common Stock, $0.001	7,700,314

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2015

2
Back to TOC

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of PetVivo Holdings Inc. (the "Company"), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend," or "project" or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

3
Back to TOC

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	March 31,
	2015	2015
Assets:
Current Assets
Cash and Cash Equivalents	$15,932	$39,863
Prepaids	110,318	235,000
Total Current Assets	126,250	274,863

Property and Equipment:
Property & equipment	103,504	-
Less: accumulated depreciation	(97,275)	-
Total Fixed Assets	6,229	-

Other Assets:
Goodwill	14,410,771	-
Trademark and Patents-Net	4,000,072	488,000
Total Other Assets	18,410,843	488,000
Total Assets	$18,543,322	$762,863

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$1,255,774	$71,315
Note Payable-Related Party	111,177	-
Note Payable, net of discount of $9,906	329,076	55,326
Convertible Notes Payable, net of discount of $685,185 as of June 30, 2015 and $597,767 as of March 31, 2015	422,065	189,235
Derivative Liability	639,236	285,732
Total Current Liabilities	2,757,328	601,608

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001, 20,000,000 shares authorized, none shares and outstanding as of June 30, 2015 and March 31, 2015, Respectively	-	-

Common stock, par value $0.001, 250,000,000 shares authorized and 7,795,414and 7,700,289 shares issued and outstanding as of June 30, 2015 and March 31, 2015, respectively	7,795	7,700
Additional Paid-In Capital	26,756,099	26,381,094
Deficit Accumulated	(27,601,604)	(26,227,539)
Total Petvivo Stockholders' (Deficit) Equity	(837,710)	161,255
Noncontrolling interest	16,623,704	-
Total stockholder's equity	15,785,994	161,255
Total Liabilities and Stockholders' (Deficit) Equity	$18,543,322	$762,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

4
Back to TOC

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2015	2014

Revenues	$75,000	$-

Cost of Sales	-	-

Gross Profit	75,000	-

Operating Expenses:

Research and Development	57,436	8,658
General and Administration	1,027,166	945,971
Total Operating Expenses	1,084,602	954,629

Operating Loss	(1,009,602)	(954,629)

Other Income (Expense)
Gain on Settlement of Debt	154,644	35,326
Change in Fair Value of Derivatives	(21,462)	35,105
Interest Expense	(102,470)	(1,000)
Amortization of Issue Costs	(454,471)	-
Total Other Expense	(423,759)	69,431

Net (Loss) before taxes	(1,433,361)	(885,198)

Income Tax Provision	-	-

Net (Loss)	(1,433,361)	(885,198)

Net loss attributable to noncontrolling
Interest	59,296	-

Net loss attributable to Petvivo	$(1,374,065)	$(885,198)

Net (loss) per share- basic and diluted	$(0.18)	$(0.12)

Weighted average common shares outstanding- basic and diluted	7,616,661	7,545,938

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

5
Back to TOC

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 2015
(UNAUDITED)

			Additional
			Paid-in	Retained
	Shares	Amount	Capital	Earnings	NCI	Total

Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-	$161,255

Non-Controlling Interest					16,683,000	16,683,000

Common stock issued for cash	10,600	10	37,090	-	-	37,100

Common stock issued for services	14,000	14	55,986	-	-	56,000

Common shares issued to settle liabilities	70,500	71	281,929		-	282,000

Net loss				(1,374,065)	(59,296)	(1,433,361)

Balance June 30, 2015	7,795,389	$7,795	$26,756,099	$(27,601,604)	$16,623,704	$15,785,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

6
Back to TOC

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months	For the three months
	June 30,	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
	$(1,374,065)	$(885,198)
Net (loss) for the period
Adjustments to reconcile net loss to net cash used operating activities:
Stock issued for services	56,000	683,073
Depreciation and amortization	24,125	-
Amortization of debt issue cost	454,471	-
Derivative (gain) or loss adjustment	21,462	-
Forgiveness of Debt	(229,644)	(35,105)
Write-off of license	488,000	-
Changes in Operating Assets and Liabilities
Decrease in prepaid expense	124,682	-
Increase in accounts payable and accrued expense	53,688	204,155
Net Cash Used in Operating Activities	(381,281)	(33,075)

CASH FLOWS FROM INVESTING ACTIVITIES
Change of assets	-	-
Net Cash (Used in) Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	37,100	-
Proceeds from convertible notes	524,750	4,000
Repayments	(204,500)	(9,000)
Net Cash Provided by Financing Activities	357,350	(5,000)

Net (Decrease) Increase in Cash	(23,931)	(38,075)
Cash at Beginning of Period	39,863	39,338
Cash at End of Period	$15,932	$1,263

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$1,362,246	$314,050
Issuance of convertible note for consulting services	$-	$200,000
Shares issued as payment for accrued salaries	$282,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

7
Back to TOC

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2015

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying condensed consolidated financial statements are unaudited. These unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the SEC. Certain information and note disclosures, which are included in annual financial statements, have been omitted pursuant to these rules and regulations. We believe the disclosures made in these interim unaudited financial statements are adequate to make the information not misleading.

Although these interim financial statements as and for the three months ended June 30, 2015 and 2014 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ended March 31, 2016 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2015, included in our annual report on Form 10-K filed with the SEC.

PetVivo Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013.The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc. and PetVivo Inc. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity, which is PetVivo. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals.

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies. Issuances of the shares to consummate the transaction are dependent on certain conditions precedent.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivoInc. as well as its variable interest entity (VIE) Gel-Del Technologies and its subsidiary Cosmeta Inc.All intercompany accounts have been eliminated upon consolidation.

The consolidation including the VIE is included due to the fact that PetVivo controls the entity as well as the fact an agreement for acquisition has occurred.

The accounting for the acquisition of Gel-Del Technologies on April 10, 2015 was as follows:

The Company will issue 4,150,000 shares valued at market at $4.02 per share, which equaled $16,683,000 on the date of closing. The assets of Gel-Del equaled $295,716 and its liabilities were $2,295,462 or a difference of $1,999,746 that resulted in a total purchase consideration of $18,682,746, which was allocated between goodwill and the value of patents & trademarks.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2015 and March 31, 2015, the Company had no cash equivalents.

8
Back to TOC

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

(F) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(G) Fair Value of Financial Instruments

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2015 and March 31, 2015, due to the short-term nature of these instruments.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of the Company's notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at June 30, 2015:

Description	Level 1	Level 2	Level 3

Notes payable at fair value	$-	$-	$422,065

9
Back to TOC

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

			New Convertible
	Fair Value	Change in fair Value			Fair Value
	April 1, 2015		Notes	Conversions	June 30, 2015

Notes payable at fair value	$189,325	$(87,510)	$524,750	$(204,500)	$422,065

(H) Embedded Conversion Features

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

(I) Derivative Financial Instruments

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

(J) Beneficial Conversion Feature

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

(K) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(L) Stock-Based Compensation - Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

10
Back to TOC

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

11
Back to TOC

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

(M) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation (Topic718); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 – DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

1.	The company at June 30, 2015 had six convertible debentures outstanding totaling $647,250 which resulted in an accrued derivative of $639,236.

2.	On February 11, 2015 the Company received an OID loan in the form of a debenture for $460,000 due in seven months.

12
Back to TOC

NOTE 3 – RELATED PARTY PAYABLE

At June 30, 2015 the company is obligated for unpaid officer salaries of $111,177.

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had no revenue and had a negative equity and a material loss. These factors raise substantial doubt about the Company's ability to continue as a going concern.

Management intends to raise additional funds either thrua private placement or thru the public process. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate funds.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 – COMMON STOCK

The Company issued 95,100shares of common stock in the quarter ended June 30, 2015, of which 14,000 shares were for services valued at market for $56,000. 70,500 shares were issued for debt reduction of $282,000 and 10,600 shares for cash of $37,100.

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

NOTE 6 – STOCK EXCHANGE AGREEMENT

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

Through this stock exchange, we acquire all of Gel-Del's technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul, Minnesota.

Although the Stock Exchange Agreement has been closed, the shares of common stock will not be issued by us to the Gel-Del Shareholders until 20 days from the date of the mailing of the Information Statement to our shareholders of record which takes place after the filing of a definitive Information Statement with the Securities and Exchange Commission and upon the filing of the Plan of Exchange with the Nevada Secretary of State. See "-- Information Statements").

13
Back to TOC

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

SUBSIDIARIES

PetVivo

On March 11, 2014, our Board of Directors authorized the execution of that certain securities exchange agreement dated March 11, 2014 (the "Securities Exchange Agreement") with PetVivo Inc., a Minnesota corporation ("PetVivo"), and the shareholders of PetVivo who hold of record the total issued and outstanding shares of common stock of PetVivo (the "PetVivo Shareholders"). In accordance with the terms and provisions of the Securities Exchange Agreement, we will acquire all of the issued and outstanding shares of stock of PetVivo from the PetVivo Shareholders, thus making PetVivo our wholly owned subsidiary, in exchange for the issuance to the PetVivo Shareholders of an aggregate 2,310,939,804 shares of our restricted common stock.

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

Gel-Del Technologies Inc.

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"). We anticipate consummating the Stock Exchange Agreement with the exchange of all outstanding capital stock of Gel-Del for 4,150,000 shares of common stock of the company by approximately June 30, 2016. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. This acquisition of Gel-Del by us is made pursuant to the Stock Exchange Agreement, which contains certain conditions to be performed by both parties prior to the completion of this stock exchange business combination. The merger transaction was contingent on a capital raise in early 2015. As of April 10, 2015, all the conditions to close the Stock Exchange Agreement were satisfied or waived by both parties. The shareholders of Gel-Del approved this Stock Exchange Agreement at a Gel-Del shareholder meeting duly held on March 25, 2015. The company will account for this transaction in accordance with the Section 805-10 of the FASB Accounting Standards Codification.

Although consummation of the Gel-Del acquisition has not yet occurred, we have assumed its liabilities and operations effective April 10, 2015. We therefore have accounted for the transaction by recognizing Gel-Del as a Variable Interest Entity ("VIE") and have included its accounts as part of the consolidated group.

The Company has accounted for the transaction by recognizing this as a variable interest entity or VIE and has included its financials as part of a consolidated group recognizing good will.

14
Back to TOC

As of the date of this Quarterly Report, we have filed a Preliminary Information Statement on Form 14(c), which is pending review and comment by the Securities and Exchange Commission. After filing the Definitive Information with the Securities and Exchange Commission, we will mail to all shareholders of record and nobo shareholders the Definitive Information Statement providing notice of the corporate action approved by both our Board of Directors and majority shareholders. Therefore, Gel-Del will be our wholly owned subsidiary after 20 days from the date of the mailing of the Information Statement to our shareholders of record. See " -- Merger and Security Exchange Agreement" and " --- Information Statement" below.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in St. Paul, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del's proprietary biomaterials that simulate a body's cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del Technologies has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del Technologies' core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

While working together relating to their licensing agreement, in early 2014 our management and the management of Gel-Del determined to combine the two companies into one business entity producing, marketing and selling medical products based on Gel-Del technology for both humans and animals.

License Agreement

On August 2, 2013, we entered into that certain licensing agreement with Gel-Del (the "License Agreement"), pursuant to which Gel-Del intends to engage in the manufacture and supply of products derived from technology, including protein based biomaterials and devices which management believes will be beneficial for the veterinary treatment of animals having joint afflictions. We previously paid to Gel-Del an aggregate $488,000. As of the date of this Quarterly Report, the License Agreement was cancelled based upon the execution and terms and provisions of the Stock Exchange Agreement.

MERGER AND SECURITY EXCHANGE AGREEMENT

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"), having a closing date on or before March 31, 2015. We closed the Stock Exchange Agreement effective April 10, 2015. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. See --"Information Statement" below.

This statutory stock exchange merger, which was approved by our shareholders and the shareholders of Gel-Del, will result in an exchange by Gel-Del shareholders on a pro rata basis of all outstanding capital stock of Gel-Del in consideration for four million one hundred fifty thousand (4,150,000) shares of our common stock. Since these 4,150,000 shares will not constitute a majority of our post-merger outstanding capital stock, there will be no change of control incident to this transaction. Post-merger management of the combined companies will include all four current principal officers of us and Gel-Del, and their respective management positions are set forth in the Stock Exchange Agreement.

In accordance with this merger transaction, we will acquire all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul.

15
Back to TOC

The Stock Exchange Agreement requires us to provide a loan for working capital interim funding for Gel-Del until closing of the merger, consisting of an initial payment of $100,000 and monthly payments thereafter of $75,000. As of the date of this Annual Report, we have provided $175,000 to Gel-Del. Gel-Del will execute a promissory note to us for the interim funding, with the terms thereof set forth in the Stock Exchange Agreement. Upon the consummation of the Stock Exchange Agreement, the loan is deemed satisfied.

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

Through this stock exchange, we acquire all of Gel-Del's technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul, Minnesota.

Although the Stock Exchange Agreement has been closed, the shares of common stock will not be issued by us to the Gel-Del Shareholders until 20 days from the date of the mailing of the Information Statement to our shareholders of record which takes place after the filing of a definitive Information Statement with the Securities and Exchange Commission and upon the filing of the Plan of Exchange with the Nevada Secretary of State. (See "-- Information Statements").

Plan of Exchange and Effect of Stock Exchange

The Plan of Exchange for this business combination, which will be filed with the Secretary of State of Nevada, is as follows:

(i)	The Acquiring Entity is PetVivo Holdings, Inc., a Nevada corporation and the Acquired Entity is Gel-Del Technologies, Inc., a Minnesota corporation;

(ii)	The Plan of Exchange shall become effective upon its filing with the Secretary of State of Nevada pursuant to Chapter 92A of Nevada Revised Statutes;

(iii)

All outstanding capital stock of Gel-Del shall be exchanged on a pro rata basis by Gel-Del shareholders for 4,150,000 shares of our common stock. Gel-Del has issued both preferred and common stock, but has no issued or outstanding options, warrants or other rights capable of being exercised for or converted into its common stock (note that each Gel-Del preferred share shall automatically convert to a share of Gel-Del common stock prior to the security exchange identified above);

16
Back to TOC

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

(d)

We provided a loan for working capital interim funding for Gel-Del until the closing date consisting of an initial payment of $100,000 and monthly payments thereafter of $75,000, pursuant to which Gel-Del will execute a promissory note payable to us.

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

Material relationships between Gel-Del and us include the following:

(a)	John Dolan is on the Board of Directors of both PetVivo and Gel-Del; and

(b)

In 2013, we acquired a licensing and manufacturing and supply agreement (the "Licensing Agreement") from Gel-Del pursuant to which Gel-Del licensed to us their technology and we obtained supplies of biomaterials from Gel-Del for medical devices to treat pets and other animals suffering from arthritis or other painful afflictions. As of the closing date, the Licensing Agreement is no longer necessary since we own all technology and rights, which were the subject of the License Agreement. Therefore, as of the date of this Quarterly Report, the License Agreement has been terminated.

17
Back to TOC

Reason For Stock Exchange

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in St. Paul, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del's proprietary biomaterials that simulate a body's cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del Technologies has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del Technologies' core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self- assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

We were founded in 2013 by our current management, John Lai and John Dolan, and based in suburban Minneapolis, Minnesota. We are a biomedical device company, which has been primarily engaged in the business of adapting human biomedical technology for products to be introduced for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other painful afflictions. Our initial product, now being commercialized, is a medical device featuring injections of patented gel-like biomaterials into the afflicted body parts of pets or other animals suffering from osteoarthritis. The technology and manufacturing capability of this product was developed by Gel-Del and licensed to us for use to treat dogs and other animals, but not for treatment of human afflictions. While working together relating to this license agreement, we and Gel-Del determined to combine our two companies through a stock exchange merger for the purpose of creating one combined entity utilizing Gel-Del technology to produce, market and sell medical products based on Gel-Del technology for both animals and humans. After lengthy negotiations during 2014, the parties have entered into a definitive agreement for this merger.

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

On April 10, 2015, we obtained the approval of the Plan of Exchange and the Ratification of Appointment of New Directors by written consent of our stockholders that are the record holders of 6,672,653 shares of common stock, which represents an aggregate 88.66% of the voting power of as of the record date of April 10, 2015. The Plan of Exchange and the Ratification of New Directors will not become effective until at least twenty (20) days after the mailing of this Information Statement to our shareholders and the filing of the Plan of Exchange with the Secretary of State of Nevada. The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) John Lai holding of record 3,557,939 shares of common stock (46.21%); (ii) John F. Dolan holding of record 843,894 shares of common stock (10.96%); (iii) Dr. David B. Masters holding of record 1,460,645 shares of common stock (18.97%); and (iv) Randall Meyer holding of record 810,175 shares of common stock (10.52%).

18
Back to TOC

As of the date of this Quarterly Report, we are responding to comment from the Securities and Exchange Commission, which pertained to inclusion of our audited financial statements for fiscal year ended March 31, 2015. Therefore, we will simultaneously be filing an amendment to the Information Statement containing our audited financial statements for fiscal year ended March 31, 2015 and anticipate that the date on which the Definitive Information Statement will be sent to our shareholders will be on or about June 30, 2016. See "Item 1A. Unresolved SEC Comments."

All members of our Board of Directors have approved the Plan of Exchange with Gel-Del and the appointment of our two new directors and shareholders owning a substantial majority of our outstanding common stock have approved these two proposed corporate actions. No other votes or consents are required or necessary.

CURRENT BUSINESS OPERATIONS

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

The company is planning to aggressively launch its lead product Kush™ Canine in Q3 2016. Kush™ Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

19
Back to TOC

No special training is required for the administration of the Kush Canine devices. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. Kush Canine immediately treats the effects of osteoarthritis and no special post treatment care is required.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. Our treatments expand practice revenues & margins because they are veterinarian-administered. Our Kush Canine device is veterinarian-administered to expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush Canine will accelerate its adoption rate and propel it forward as the standard of care for canine osteoarthritis.

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

Most veterinarians in the United States buy a majority of their equipment and supplies from one of six veterinary products distributors. Combined these six distributors delivery more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our products are expected to generate significant consumer response.

Gel-Del Particles have been through a human trial and have been classified as a medical device. The FDA does not require submission of a 510(k) or formal pre-market approval for medical devices used in veterinary medicine. We anticipate initial commercial production and sales in 2016. We anticipate selling through existing veterinary distributors.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and the related notes that appear elsewhere in this Quarterly Report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Quarterly Report. Our reviewed financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

20
Back to TOC

We are a development stage company and have not generated any significant revenue. We have incurred recurring losses since inception. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation. We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

	For Three Month Period Ended June 30, 2015	For Three Month Period Ended June 30, 2014

Revenues	$75,000	-0-

Total Operating Expenses	1,084,602	954,629

Total Other Income (Expense)	(423,759)	69,431

Net loss	$(1,433,361)	(885,198)

Net loss per share - basic and diluted	$(0.18)	(0.12)

For Three-Month Period Ended June 30, 2015 Compared to the Three Month Period Ended June 30, 2014

Total Revenues. For the three-month periods ended June 30, 2015 and June 30, 2014, revenues increased from $0 to $75,000. For the three-month period ended June 30, 2015, we did not incur any cost of sales.

Operating Expenses. Operating expenses for the three month period ended June 30, 2015 were $1,084,602 compared to $954,629 for the three month period ended June 30, 2014, an increase of $129,973. For the three month period ended June 30, 2015, we incurred: (i) research and development of $57,436 (2014: $8,658); and (iv) general and administrative of $1,027,166 (2014: $945,971). General and administrative expenses incurred during the three month period ended June 30, 2015 included: (i) amortization expense $427,459 in (2014: $0); (ii) stock for services $232,250 in (2014: $0) and (iii) derivative expense of $138,045 in (2014: $0). The increase in general and administrative costs was primarily due to increases in amortization expenses, stock for services and derivative expenses. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for the three-month period ended June 30, 2015 was $1,009,602 compared to an operating loss of $954,629 for the three-month period ended June 30, 2014, an increase of $54,973.

Other Income (Expenses). Other expenses for the three-month period ended June 30, 2015 were $423,759 compared to an income of $69,431 in 2014. The largest portion of these expenses consisted of an increase of amortization costs of $454,471 compared to $0 in 2014. Interest expenses also increased to $102,470 compared to $1,000 in 2014 while the gain on settlement of debt increased for the period to $154,644 compared to $35,326 in 2014.

Net Loss. Therefore, our net loss for the three-month period ended June 30, 2015 was ($1,433,361) or ($0.18) per share as compared to ($885,198) or ($0.12) for the three month period ended June 30, 2014. While our operating expenses only increased slightly during the three-month period ended June 30, 2015, the net loss increased primarily due to the amortization during 2015 of issue costs of $454,471.

21
Back to TOC

The weighted average number of shares outstanding during the three-month period ended June 30, 2015 was 7,616,661 compared to 7,545,938 for the three-month period ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Three-Month Period Ended June 30, 2015

As of June 30, 2015, our current assets were $126,250 and our current liabilities were $2,757,328 which resulted in a working capital deficit of $2,631,078.

As of June 30, 2015, our current assets were comprised of $15,932 in cash and cash equivalents and $110,318 in prepaid expenses. As of June 30, 2015, our total assets were $18,543,322 comprised of: (i) current assets of $126,250; (ii) fixed assets of $6,229, which consisted of property and equipment of $103,504 less accumulated depreciation of $97,275); and (iii) other assets of $18,410,843, which consisted of goodwill of $14,410,771 and trademark and patents – net of $4,000,072. Our total assets increased from fiscal year ended March 31, 2015 of $762,863 due to an increase in recognition of goodwill in the amount of $14,410,771 and increase in valuation of trademark and patents – net of $3,512,072.

As of June 30, 2015, our current liabilities were comprised of: (i) $1,255,774 in accounts payable and accrued expenses; (ii) $111,177 in notes payable – related party; (iii) $329,076 in note payable, net of discount; (iv) $422,065 in convertible notes payable net of discount; and (v) $639,236 in derivative liability. As of June 30, 2015, our total liabilities were $2,757,328 consisting of current liabilities. Our current liabilities increased from fiscal year ended March 31, 2015 due to increase in: (i) accounts payable and accrued expenses of $1,184,459; (ii) note payable to related party of $111,177; (iii) note payable of $273,750; (iv) convertible notes payable of $232,830; and (v) derivative liability of $353,504.

Stockholders' deficit increased from equity of $161,255 as at March 31, 2015 to a deficit of 15,785,994 as at June 30, 2015 due to the merger.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended June 30, 2015, net cash flows used in operating activities was $376,016 (2014: ($33,075). Net cash flows used in operating activities during the three month period ended June 30, 2015 consisted primarily of a net loss of $1,374,065, which was adjusted by $56,000 in common stock issued for services, $24,125 in depreciation and amortization, debt issue costs of $454,471, derivative adjustment of $21,426 and ($229,644) in debt discount. Net cash flows used in operating activities was further changed by the license that is related to merger of $488,000, a well as an increase in prepaid expense of $124,682 and an increase in accounts payable of $58,593.

Cash Flows from Investing Activities. For the three month periods ended June 30, 2015 and June 30, 2014, net cash flows used by investing activities was $-0-.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the three-month period ended June 30, 2015, net cash flows provided from financing activities was $357,350 (2014: ($5,000)). Net cash flows provided by financing activities consisted of: (i) $37,100 in proceeds from issuance of stock; (ii) $524,750 in proceeds from issuance of convertible note, which was offset by ($204,500) in repayments. For the three month period ended June 30, 2014, net cash flows provided from financing activities was ($5,000), consisting of $4,000 in proceeds from convertible notes, which was offset by ($9,000) for repayments.

MATERIAL COMMITMENTS

As of June 30, 2015, we have six convertible debentures outstanding and one OID loan in the form of a debenture for $460,000.00. As at June 30, 2015, we owe an aggregate of $685,185.00 on the six convertible debentures, which resulted in an accrued derivative of $639,236. Subsequently, we have entered into settlement agreements pursuant to which shares of common stock were issued in accordance with the terms of conversion. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds".

22
Back to TOC

Loan

On February 11, 2015, we received a loan from Gemini Master Fund Ltd. ("Gemini") in the form of a convertible debenture for $460,000 due in seven months (the "Convertible Debenture") and recognized a derivative liability of $298,867. On September 28, 2015, we received a default notice from Gemini stating that we are in default in payment due to Gemini of the Convertible Debenture issued by us to Gemini in the original principal amount of $460,000, which matured in early September, 2015. Due to this event of default, Gemini has demanded full payment of the mandatory default amount under the terms of the Convertible Debenture Note in a total amount of approximately $552,000. Subsequently, we have entered into settlement agreements pursuant to which shares of common stock were issued in accordance with the terms of conversion. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds".

Accrued Salary

We are indebted to related parties. At June 30, 2015, we are obligated for unpaid officer salaries of $111,177. This amount is included in accounts payable and accrued expenses.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our March 31, 2015 and March 31, 2014 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of loss that may impact our financial position, results of operations or cash flows due to adverse change in foreign currency and interest rates.

Exchange Rate

Our reporting currency is United States Dollars ("USD"). In the event we acquire any properties outside of the United States, the fluctuation of exchange rates may have positive or negative impacts on our results of operations.

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

23
Back to TOC

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

Management's report on internal control over financial reporting.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

24
Back to TOC

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2016. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

25
Back to TOC

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving our properties or us. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against our properties or us.

ITEM 1A. RISK FACTORS

No report required

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Settlement of Debt

Effective March 31, 2016, we entered into six debt settlement agreements with creditors holding outstanding notes, which resulted in the Company converting all of the $1,576,649 outstanding matured debt owed to the note holders by us into equity in the form of common stock of PetVivo. These debt conversions included all principal, accrued interest and any other expenses relating to these notes, including $655,919 owed to Gemini Master Fund, Ltd., $509,088 owed to St. George Investments LLC, $154,500 owed to Carebourn Capital, L.P., $125,892 owed to Jeanne Rudelius, $78,750 owed to Scott Johnson, and $52,500 owed to Union Capital LLC.

The foregoing conversions were all accomplished based on a conversion price of $2.00 per common share, and accordingly our Board of Directors authorized the issuance of an aggregate of 788,325 shares of our common stock to be issued to the six note holders in complete satisfaction of all debt obligations held by them under their respective notes.

We regard these substantial and material debt-to-equity conversions to be a significant benefit to our current financial position and balance sheet, as well as to our future ability to finance the planned operations and projected commercial growth of our business.

Concurrent with its conversion of indebtedness to Gemini Master Fund, Ltd. ("Gemini"); Gemini also exercised a warrant held by Gemini incident to their note. This warrant exercise was a "cashless" transaction by Gemini, and resulted in our issuance to Gemini of an additional 97,317 shares of our common stock.

All of the foregoing securities issuances were unregistered and made by PetVivo as non-public transactions. The shares of common stock were issued to six United States residents in reliance on Section 4(a)(2) and Regulation D promulgated under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The note holders each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

26
Back to TOC

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
3.3	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on March 10, 2014
3.4	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on April 7, 2014.
3.3.1	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011
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

27
Back to TOC

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

28
Back to TOC

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 14, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director

Date: June 14, 2016	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

29