Form 10-Q
period 2015-09-30
PetVivo Holdings, Inc.
filed 2016-06-28
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of June 7, 2016
Common Stock, $0.001	8,884,806.

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2015

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

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2015	2015
Assets:
Current Assets
Cash	$1,752	$39,863
Employee advance	12,500	-
Prepaids	39,039	235,000
Total Current Assets	53,291	274,863

Property and Equipment:
Property & equipment	103,504	-
Less: accumulated depreciation	(99,296)	-
Total Fixed Assets	4,208	-

Other Assets:
Goodwill	13,575,419
Trademark and Patents-Net	3,997,667	488,000
Total Other Assets	17,573,086	488,000
Total Assets	$17,630,585	$762,863

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$1,114,586	$71,315
Note Payable and accrued interest - Related Party	106,714	-
Note Payable	172,256	55,326
Convertible Notes Payable, net of discount of $267,461 as of September 30, 2015 and $597,767 as of March 31, 2015, respectively	839,789	189,235
Derivative Liability	577,630	285,732
Total Current Liabilities	2,810,975	601,608

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001, 20,000,000 shares authorized, none shares and outstanding as of September 30, 2015 and March 31, 2015, respectively	-	-

Common stock, par value $0.001, 250,000,000 shares authorized and 7,796,664and 7,700,289 shares issued and outstanding as of September 30, 2015 and March 31, 2015, respectively	7,796	7,700
Additional Paid-In Capital	26,760,451	26,381,094
Deficit Accumulated	(28,038,405)	(26,227,539)
Total Petvivo Stockholders' (Deficit) Equity	(1,270,158)	161,255
Non controlling interest	16,089,768	-
Total stockholder's equity	14,819,610	161,255
Total Liabilities and Stockholders' Equity	$17,630,585	$762,863

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$75,000	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	75,000	-

Operating Expenses:

Research and Development	47,507	8,658	104,943	8,658
General and Administration	139,970	945,971	1,167,136	1,016,701
Total Operating Expenses	187,477	954,629	1,272,079	1,025,359

Operating Loss	(187,477)	(954,629)	(1,197,079)	(1,025,359)

Other Income (Expense)
Gain on Settlement of Indebtedness	-	35,326	154,644	414,368
Change in Fair Value of Derivatives	61,606	35,105	40,144	-
Interest Expense	(101,416)	(1,000)	(203,886)	(11,000)
Amortization of Issue Costs	(325,774)	-	(780,245)
Total Other Expense	(365,584)	69,431	(789,343)	403,368

Net Income (Loss) before taxes	(553,061)	(885,198)	(1,986,422)	(621,991)

Income Tax Provision	-	-	-	-

Net Income (Loss)	(553,061)	(885,198)	(1,986,422)	(621,991)

Net loss attributable to noncontrolling Interest	116,260	-	175,556	-

Net loss attributable to Petvivo	$(436,801)	$(885,198)	$(1,810,866)	(621,991)

Net Income (loss) per share- basic and diluted	$(0.06)	$(0.12)	$(0.23)	$(0.08)

Weighted average common shares outstanding- basic and diluted	7,795,824	7,545,938	7,791,872	7,573,741

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2015

(UNAUDITED)

			Additional
			Paid-in	Retains	Non- controlling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-	$161,255

Non-Controlling interest	-	-	-	-	16,683,000	16,683,000

Common stock issued for cash	10,600	10	37,090	-	-	37,100

Common stock issued for services	14,000	14	55,986		-	56,000

Common shares issued to settle liabilities	70,500	71	281,929		-	282,000

Net loss	-	-	-	(1,374,065)	(59,296)	(1,433,361)

Balance June 30, 2015	7,795,389	7,795	26,756,099	(27,601,604)	16,623,704	15,785,994

Stock issued to extend debt	1,250	1	4,352	-	-	4,353

Write off of Preacquisition liabilities	-	-	-	-	(417,676)	(417,676)

Net loss	-	-	-	(436,801)	(116,260)	(553,061)

Balance September 30, 2015	7,796,639	$7,796	$26,760,451	$(28,038,405)	$16,089,768	$14,819,610

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months	For the six months
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(1,810,866)	$(621,991)

Adjustments to reconcile net loss to net cash provided operating activities:
Stock issued for services	60,350	721,073
Depreciation and amortization	47,851	-
Amortization of Debt issued costs	780,245	-
Derivative (gain) or loss adjustment	(40,143)	(185,059)
Forgiveness of Debt	(154,644)	(35,326)
License	488,000	-
Changes in Operating Assets and Liabilities
Decrease in prepaid expense decrease in prepaid expense/increase in advances	183,461	-
Increase in accounts payable and accrued expense	50,285	19,248
Net Cash Used in Operating Activities	(395,461)	(102,055)

CASH FLOWS FROM INVESTING ACTIVITIES
Change of assets	-	-
Net Cash (Used in) Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	37,100
Proceeds from convertible notes	524,750	-
Proceeds from loans	-	68,000
Repayments	(204,500)	-
Net Cash Provided by Financing Activities	357,350	68,000

Net (Decrease) Increase in Cash	(38,111)	(34,055)
Cash at Beginning of Period	39,863	39,338
Cash at End of Period	1,752	5,283

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$1,362,246	$183,850
Issuance of convertible note for consulting services	$-	$-
Shares issued as payment for accrued salaries	$282,000	$-

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Although these interim financial statements as and for the three and six months ended September 30, 2015 and 2014 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months and six months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ended March 31, 2016 or for any future period.

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

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivo Inc. as well as its variable interest entity (VIE) Gel-Del Technologies and its subsidiary Cosmeta Corp. Inc. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2015 and March 31, 2015, the Company had no cash equivalents.

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of September 30, 2015 and March 31, 2015, due to the short-term nature of these instruments.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at September 30, 2015:

Description	Level 1	Level 2	Level 3
Notes payable at fair value	$	$	$839,789

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	April 1, 2015	Value	Notes	Conversions	Sept. 30, 2015

Notes payable at fair value	$189,325	$330,214	$524,750	$(204,500)	$839,789

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 – DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

1.	The company at September 30, 2015 had six convertible debentures outstanding totaling $647,250 which resulted in an accrued derivative of $577,630.

2.	On February 11, 2015 the Company received an OID loan in the form of a debenture for $460,000 due in seven months.

The above two liabilities are shown net of discount or 839,789.

NOTE 3 – RELATED PARTY PAYABLE

At September 30, 2015 the company is obligated for unpaid officer salaries of $106,714

NOTE 4 – NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individual	55,326
2.	Bank Credit Line	71,444
3.	Due to Corporation net of discount of $7,336	$45,486
	Total	$172,256

NOTE 5 – GOING CONCERN

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

NOTE 6 – COMMON STOCK

The Company issued 95,100 shares of common stock in the quarter ended June 30, 2015, of which 14,000 shares were for services valued at market for $56,000. 70,500 shares were issued for debt reduction of $282,000 and 10,600 shares for cash of $37,100.

From July 1, 2015 to September 30, 2015 the Company issued 1,250 shares for an extension of a convertible debt consideration valued at market for an expense of $4,350.

NOTE 7 – SUBSEQUENT EVENTS

On March 31, 2016 the Company recognized increases to paid-in capital for convertible debt payoffs of $460,916 and recognized $354,000 in beneficial conversion feature related to financing and warrants.

NOTE 8 – STOCK EXCHANGE AGREEMENT

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

As of the date of this Quarterly Report, we have filed a Preliminary Information Statement on Form 14(c), which is pending review and comment by the Securities and Exchange Commission. After filing the Definitive Information with the Securities and Exchange Commission, we will mail shareholders of record the Definitive Information Statement providing notice of the corporate action approved by both our Board of Directors and majority shareholders. Therefore, Gel-Del will be our wholly owned subsidiary after 20 days from the date of the mailing of the Information Statement to our shareholders of record. See " -- Merger and Security Exchange Agreement" and " --- Information Statement" below.

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

	For Six Month Period Ended September 30, 2015	For Six Month Period Ended September 30, 2014

Revenues	$75,000	-0-

Total Operating Expenses	1,272,079	1,025,359

Total Other Income (Expense)	(789,343)	403,368

Net (loss)	$(1,986,422)	(621,991)

Net loss per share - basic and diluted	$(0.24)	(0.08)

For Six Month Period Ended September 30, 2015 Compared to the Six Month Period Ended September 30, 2014

Total Revenues. For the six month periods ended September 30, 2015 and September 30, 2014, revenues increased from $0 to $75,000. For the six-month period ended September 30, 2015, we did not generate any cost of sales.

Operating Expenses. Operating expenses for the six month period ended September 30, 2015 were $1,272,079 compared to $1,025,359 for the six month period ended September 30, 2014, an increase of $246,720. For the six month period ended September 30, 2015, we incurred: (i) research and development of $104,943 (2014: $8,658); and (ii) general and administrative of $1,167,136 (2014: $1,016,701). General and administrative expenses incurred during the six month period ended June 30, 2015 included: (i) amortization if license expense of $ 488,000 (2014: $0); (ii) stock for services of $ 295,350 in (2014: $0). Operating expenses increased during the six month period ended September 30, 2015 compared to September 30, 2014 due to the increase in general and administrative costs of $150,435, which was primarily related to increases in amortization expenses, stock for services and derivative expenses. Our research and development increased by $96,285. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for the six month period ended September 30, 2015 was $1,197,079 compared to an operating loss of $1,025,359 for the six month period ended September 30, 2014, an increase of $171,720.

Other Income (Expenses). Other expenses for the six month period ended September 30, 2015 were $789,343 compared to an income of $403,368 in 2014. Other expenses consisted of: (i) gain on settlement of debt of $154,644 (2014: $414,368); (ii) change in fair value of derivatives of $40,144 (2014: $-0-); (iii) interest expense of $203,886 (2014: $11,000); and (iv) amortization of issue costs of $780,245 (2014: $-0-).

Net Loss.Therefore, our net loss for the six month period ended September 30, 2015 was ($1,986,422) as compared to a net loss of ($621,991) for the six month period ended September 30, 2014. While our operating expenses only increased slightly during the six month period ended September 30, 2015, net loss increased primarily due to the amortization of issue costs in the amount of $780,245.

During the six month period ended September 30, 2015, we further incurred a loss of $175,556 (2014: $-0-) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the six month period ended September 30, 2015 was ($1,810,866) or ($0.24) per share compared to net loss attributable to PetVivo during the six month period ended September 30, 2014 of ($621,991) or ($0.08) per share. The weighted average number of shares outstanding during the six month period ended September 30, 2015 was 7,616,661 compared to 7,573,741 for the six month period ended September 30, 2014.

For Three Month Period Ended September 30, 2015 Compared to the Three Month Period Ended September 30, 2014

Total Revenues. For the three month periods ended September 30, 2015 and September 30, 2014, we did not generate any revenue.

Operating Expenses.

Operating expenses-operating for the three month period ended September 30, 2015 were $187,477 compared to $954,629 for the three month period ended September 30, 2014 a decrease of $767,152. the main area of difference was the fact that in 2014 we incurred $721,073 in stock for services.

Thus, our operating loss for the three month period ended September 30, 2015 was ($187,477) compared to an operating loss of ($954,629) for the three month period ended September 30, 2014.

Other Income (Expenses). Other expenses for the three month period ended September 30, 2015 were $365,584 (2014: $69,431). Other expenses consisted of: (i) gain on settlement of debt of $-0- (2014: $35,326); (ii) change in fair value of derivatives of $61,606 (2014: $35,105); (iii) interest expense of $101,416 (2014: $1,000); and (iv) amortization of issue costs of $325,774 (2014: $-0-).

Net Loss. Therefore, our net loss for the three month period ended September 30, 2015 was ($553,061) as compared to a net loss of ($885,198) for the three month period ended September 30, 2014. Our operating expenses decreased during the three month period ended September 30, 2015, which was offset by the increase in amortization of issue costs in the amount of $325,774 thus resulting in a decreased net loss during 2015 as compared to 2014.

During the three month period ended September 30, 2015, we further incurred a loss of $116,260 (2014: $-0-) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the three month period ended September 30, 2015 was ($436,801) or ($0.06) per share compared to net loss attributable to PetVivo during the three month period ended September 30, 2014 of ($885,198) or ($0.12) per share. The weighted average number of shares outstanding during the six month period ended September 30, 2015 was 7,616,661 compared to 7,573,741 for the six month period ended September 30, 2014.

The weighted average number of shares outstanding during the three month period ended September 30, 2015 was 7,616,661 compared to 7,602,345 for the three- month period ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2015

As of September 30, 2015, our current assets were $53,291 and our current liabilities were $2,810,975, which resulted in a working capital deficit of $2,757,684.

As of September 30, 2015, our current assets were comprised of: (i) $1,752 in cash; (ii) $12,500 in employee advance; and (iii) $39,039 in prepaid expenses. As of September 30, 2015, our total assets were $17,630,585 comprised of: (i) current assets of $53,291; (ii) fixed assets of $4,208, which consisted of property and equipment of $103,504 less accumulated depreciation of $99,296); and (iii) other assets of $17,573,086, which consisted of goodwill of $13,575,419 and trademark and patents – net of $3,997,667. Our total assets increased from fiscal year ended March 31, 2015 of $762,863 due to an increase in recognition of goodwill in the amount of $13,575,419 and increase in valuation of trademark and patents – net of $3,509,667.

As of September 30, 2015, our current liabilities were comprised of: (i) $1,114,586 in accounts payable and accrued expenses; (ii) $106,714 in notes payable and accrued interest – related party; (iii) $172,256 in note payable, net of discount of $9,906; (iv) $839,789 in convertible notes payable net of discount of $267,461; and (v) $577,630 in derivative liability. As of September 30, 2015, our total liabilities were $2,810,975 consisting of current liabilities. Our current liabilities increased from fiscal year ended March 31, 2015 due to increase in: (i) accounts payable and accrued expenses of $1,043,271; (ii) note payable and accrued interest to related party of $106,714; (iii) note payable of $116,930; (iv) convertible notes payable of $650,554; and (v) derivative liability of $291,898.

Stockholders' equity/deficit increased from equity of $161,255 as at March 31, 2015 to a deficit of ($1,270,158) at September 30, 2015.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six month period ended September 30, 2015, net cash flows used in operating activities was $395,461 (2014: $102,055). Net cash flows used in operating activities during the six month period ended September 30, 2015 consisted primarily of a net loss of $1,810,866, which was adjusted by $60,350 in common stock issued for services, $47,851 in depreciation and amortization, $780,245 in amortization of debt issued costs, ($40,143) in gain on loss adjustment, ($154,644) in forgiveness of debt, and $488,000 in license. Net cash flows used in operating activities was further changed by a decrease in prepaid expenses of $183,461 and an increase in accounts payable and accrued expense of $50,285.

For the six month period ended September 30, 2014, net cash flows used in operating activities was ($102,055). Net cash flows used in operating activities during the six month period ended September 30, 2015 consisted primarily of a net loss of $621,991, which was adjusted by $721,073 in common stock issued for services and ($35,326) in forgiveness of debt. Net cash flows used in operating activities was further changed by an increase in derivative liability of $185,059 and by an increase in accounts payable of $19,248.

Cash Flows from Investing Activities. For the six month periods ended September 30, 2015 and September 30, 2014, there was no net cash flows from investing activities.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the six month period ended September 30, 2015, net cash flows provided from financing activities was $357,350 (2014: $68,000). Net cash flows provided by financing activities consisted of: (i) $37,100 in proceeds from issuance of stock; (ii) $524,750 in proceeds from issuance of convertible note, which was offset by ($204,500) in repayments. For the six month period ended September 30, 2014, net cash flows provided from financing activities was $68,000 consisting of $68,000 in proceeds from issuances of convertible notes.

MATERIAL COMMITMENTS

As of September 30, 2015, we have six convertible debentures outstanding and one OID loan in the form of a debenture for $460,000.00. As at September 30, 2015, we owe an aggregate of $647,250 on the six convertible debentures, which resulted in an derivative liability of $577,630. Subsequently, we have entered into settlement agreements pursuant to which shares of common stock were issued in accordance with the terms of conversion. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds".

Notes Payable

As of September 30, 2015, we are obligated on the following notes:

1.	Third Party Individual	55,326
2.	Bank Credit Line	71,444
3.	Due to Corporation net of discount of $7,336	$45,486
	Total	$172,256

Convertible Notes Payable

As of September 30, 2015, we have one note payable. The note is in the principal amount of $51,326 and accrues interest at 8% and payable on demand. As at September 30, 2015, we owe $55,326 on the note.

Note Payable - Debentures

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

At September 30, 2015 the principal and accrued interest was $348,084.

Bank Credit Line

As of September 30, 2015, we owe $71,444 pertaining to a line of credit.

Accrued Salary

We are indebted to related parties. At September 30, 2015, we are obligated for unpaid officer salaries of $106,714. This amount is included in accounts payable and accrued expenses.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2015, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

28

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

Date: June 24, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director

Date: June 24, 2016	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

30