Form 10-Q
period 2015-12-31
PetVivo Holdings, Inc.
filed 2016-06-30
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the most practicable date:

Class	Outstanding as of June 29, 2016
Common Stock, $0.001	8,884,806.

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2015

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

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	December 31,	March 31,
	2015	2015
Assets:
Current Assets
Cash and Cash Equivalents	$24,589	$39,863
Employee advance	15,500	-
Prepaids	295,221	235,000

Total Current Assets	335,310	274,863

Property and Equipment:
Property & equipment	103,504	-
Less: accumulated depreciation	(101,318)	-

Total Fixed Assets	2,186	-

Other Assets:
Goodwill	13,575,419	-
Trademark and Patents-Net	3,991,351	488,000

Total Other Assets	17,566,770	488,000

Total Assets	$17,904,266	$762,863

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$1,149,459	$71,315
Note Payable and accrued interest-Related Party	105,405	-
Note Payable, net of discount of $5,136 and $9,906 as of December 31, 2015 and March 31, 2015	160,816	55,326
Convertible Notes Payable, net of discount of $43,785 and as of December 31, 2015 and $597,767
as of March 31, 2015, Respectively	1,063,465	189,235
Derivative Liability	513,921	285,732
Total Current Liabilities	2,993,066	601,608

Commitments and Contingencies

Stockholders' equity:
Preferred stock, $0.001, 20,000,000 shares authiorized, 333,335 and -0- issued and
outstanding as of December 31, 2015 and March 31, 2015, respectively	333	-
Common stock, par value $0.001, 250,000,000 shares
authorized and 7,921,639 and 7,700,289 shares issued and
outstanding as of December 31, 2015 and March 31, 2015, respectively	7,921	7,700
Additional Paid-In Capital	27,334,498	26,381,094
Accumulated deficit	(28,430,338)	(26,227,539)

Total Petvivo Stockholders' (Deficit) Equity	(1,087,586)	161,255

Noncontrolling interest	15,998,786	-

Total stockholder's equity	14,911,200	161,255

Total Liabilities and Stockholders' (Deficit) Equity	$17,904,266	$762,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2015	2014	2015	2014

Revenues	$-	$-	$75,000	$-

Cost of Sales	-	-	-	-

Gross Profit	-	-	75,000	-

Operating Expenses:
Research and Development	40,910	8,658	145,853	26,656
General and Administration	280,696	945,971	1,447,832	874,419
Total Operating Expenses	321,606	954,629	1,593,685	901,075

Operating Loss	(321,606)	(954,629)	(1,518,685)	(901,075)

Other Income (Expense)
Gain on Settlement of Debt	-	35,326	154,644	35,326
Change in Fair Value of Derivatives	63,709	35,105	103,853	(89,576)
Interest Expense	(56,868)	(1,000)	(260,754)	(12,000)
Amortization of Issue Costs	(168,150)	-	(948,395)	(103,921)
Total Other Expense	(161,309)	69,431	(950,652)	(170,171)

Net Income (Loss) before taxes	(482,915)	(885,198)	(2,469,337)	(1,071,246)

Income Tax Provision	-	-	-	-

Net Income (Loss)	(482,915)	(885,198)	(2,469,337)	(1,071,246)

Net loss attributable to noncontrolling Interest	90,982	-	266,538	-

Net loss attributable to Petvivo	$(391,933)	$(885,198)	$(2,202,799)	$(1,071,246)

Net Income (loss) per share- basic and diluted	$(0.05)	$(0.12)	$(0.28)	$(0.14)

Weighted average common shares outstanding- basic and diluted	7,819,846	7,620,314	7,838,685	7,589,265

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2015
(UNAUDITED)

					Additional
	Perferred Stock		Common Stock		Paid-in	Retaines	Non- controlling
	Shares	Amount	Shares	Amount	Capital	Earnings	Interest	Total

Balance March 31, 2015	-	$-	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-	$161,255

Non-Controlling interest	-	-	-	-	-	-	16,683,000	16,683,000

Common stock issued for cash	-	-	10,600	10	37,090	-	-	37,100

Common stock issued for services	-	-	14,000	14	55,986	-	-	56,000

Common shares issued to settle liabiolities	-	-	70,500	71	281,929	-	-	282,000

Net loss	-	-	-	-	-	(1,374,065)	(59,296)	(1,433,361)

Balance June 30, 2015	-	-	7,795,389	7,795	26,756,099	(27,601,604)	16,623,704	15,785,994

Stock issued to extend debt	-	-	1,250	1	4,349	-	-	4,350

Write off of preacquisition liabilities	-	-	-	-	-	-	(417,676)	(417,676)

Net loss	-	-	-	-	-	(436,801)	(116,260)	(553,061)

Balance September 30, 2015	-	-	7,796,639	7,796	26,760,448	(28,038,405)	16,089,768	14,819,607

Issuance of Preferred stock for cash	33,335	333	-	-	99,672	-	-	100,005

Stock issued for services - JDW Holdings	-	-	5,000	5	19,496	-	-	19,501

Stock issued for services - PBDC	-	-	100,000	100	344,901	-	-	345,001

Stock issued for services Moody	-	-	20,000	20	109,981	-	-	110,001

Net Loss	-	-	-	-	-	(391,933)	(90,982)	(482,915)

Balance December 31, 2015	33,335	$333	7,921,639	$7,921	$27,334,498	$(28,430,338)	$15,998,786	$14,911,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months	For the nine months
	December 31,	December 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (loss) for the period	$(2,202,799)	$(1,071,246)
Adjustments to reconcile net loss to net cash provided operating activities:
Stock issued for services	534,850	753,245
Depreciation and amortization	71,726	7,860
Amortization of Debt Issue Costs	948,395	103,921
Derivative (gain) or loss adjustment	(103,853)	89,576
Forgiveness of Debt	(154,644)	(35,326)
Licence	488,000
Changes in Operating Assets and Liabilities
Decrease in prepaid expense	(75,721)	(23,805)
Increase in accounts payable and accrued expense	15,412	67,362
Net Cash Used in Operating Activities	(478,634)	(108,413)

CASH FLOWS FROM INVESTING ACTIVITIES
Change of assets	-	-
Net Cash (Used in) Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	137,105
Proceeds from convertible notes	524,750	-
Proceeds from loans	-	315,500
Repayments	(210,505)	(234,737)
Net Cash Provided by Financing Activities	451,350	80,763

Net (Decrease) Increase in Cash	(27,284)	(27,650)
Cash at Beginning of Period	39,863	28,585
Cash at End of Period	$24,589	$935

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$1,362,246	$183,850
Issuance of convertible note for consulting services	$-	$-
Shares issued as payament for acccrued salaries	$282,000	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

Although these interim financial statements as and for the three and nine months ended December 31, 2015 and 2014 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results to be expected for the year ended March 31, 2016 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2015, included in our annual report on Form 10-K filed with the SEC.

PetVivo, Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013.The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc.and PetVivo Inc. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entitythat, which is PetVivo. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals.

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies. The Issuances of the shares to consummate the transaction has not been finalized however the financials presented are those of the combined entities under common control.

(B) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivo, Inc. as well as its variable interest entity (VIE) Gel-Del Technologies and its subsidiary Cosmeta Inc. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2015 and March 31, 2015, the Company had no cash equivalents.

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2015 and March 31, 2015, due to the short-term nature of these instruments.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at December 31, 2015:

Description	Level 1	Level 2	Level 3

Notes payable at fair value	$-	$-	$839,789

The following assets and liabilities are measured on the consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	April 1, 2015	Value	Notes	Conversions	December 31, 2015

Notes payable at fair value	$189,325	$330,214	$524,750	$(204,500)	$839,789

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

•

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

•

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

•

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

•

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

(M) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation (); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 – DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

1.	The company at December 31, 2015 had six convertible debentures outstanding totaling $647,250 which resulted in an accrued derivative of $513,921

2.	On February 11, 2015 the Company received an OID loan in the form of a debenture for $460,000 due in seven months.

The above two liabilities are shown net of discount or $1,063,465.

NOTE 3 – RELATED PARTY PAYABLE

At December 31, 2015 the company is obligated for unpaid officer salaries of $105,405

NOTE 4 – NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individual 55,326

2.	Bank Credit Line 72,743

3.	Due to Corporation net of discount of $5,136 32,747

Total $160,816

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

From October 1, 2015 to December 31, 2015 the Company issued 125,000 shares of stock for services valued at market which equaled $474,500. Some of the services are recognized over a one year contract with the unearned portion shown as prepaid expense.

Also during this period the Company received $100,000 for stock in its subsidiary pursuant to a subscription agreement.

NOTE 7 – STOCK EXCHANGE AGREEMENT

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

SUBSIDIARIES

PetVivo

On March 11, 2014, our Board of Directors authorized the execution of that certain securities exchange agreement dated March 11, 2014 (the "Securities Exchange Agreement") with PetVivo Inc., a Minnesota corporation ("PetVivo"), and the shareholders of PetVivo who hold of record the total issued and outstanding shares of common stock of PetVivo (the "PetVivo Shareholders"). In accordance with the terms and provisions of the Securities Exchange Agreement, we will acquire all of the issued and outstanding shares of stock of PetVivo from the PetVivo Shareholders, thus making PetVivo our wholly owned subsidiary, in exchange for the issuance to the PetVivo Shareholders of an aggregate 4,621,880 shares of our restricted common stock.

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

	For Nine Month Period Ended December 31, 2015	For Nine Month Period Ended December 31, 2014

Revenues	$75,000	-0-

Total Operating Expenses	1,593,685	901,075

Total Other Income (Expense)	(950,652)	(170,171)

Net (loss)	$(1,071,246)	(1,986,422)

Net loss attributable to non-controlling interest	$266,538)	(-0-)

Net loss attributable to PetVivo	$(2,202,799)	(1,071,246)

For Nine Month Period Ended December 31, 2015 Compared to Nine Month Period Ended December 31, 2014

Total Revenues. For the nine month periods ended December 31, 2015 and December 31, 2014, revenues increased from $0 to $75,000. For the nine month period ended December 31, 2015, we did not generate any cost of sales.

Operating Expenses. Operating expenses for the nine month period ended December 31, 2015 were $1,593,685 compared to $901,075 for the nine month period ended December 31, 2014, an increase of $692,610. For the nine month period ended December 31, 2015, we incurred: (i) research and development of $145,853 (2014: $26,656); and (ii) general and administrative of $1,447,832 (2014: $874,419). General and administrative expenses incurred during the nine month period ended December 31, 2015 included: (i) amortization of license expense of $488,000 (2014: $0); (ii) stock for services of $513,699 (2014: $0). Operating expenses increased during the nine month period ended December 31, 2015 compared to December 31, 2014 due to the increase in general and administrative costs of $573,413, which was primarily related to increases in amortization expenses, stock for services and derivative expenses. Our research and development increased by $119,167. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for the nine month period ended December 31, 2015 was $1,518,685 compared to an operating loss of $901,075 for the nine month period ended December 31, 2014, an increase of $617,610.

Other Income (Expenses). Other expenses for the nine month period ended December 31, 2015 were $950,652 compared to $170,171 during the nine month period ended December 31, 2014. Other expenses consisted of: (i) gain on settlement of debt of $154,644 (2014: $35,326); (ii) change in fair value of derivatives of $103,853 (2014: ($89,576)); (iii) interest expense of ($260,754) (2014: ($12,000)); and (iv) amortization of issue costs of ($948,395) (2014: ($103,921)).

Net Loss. Therefore, our net loss for the nine month period ended December 31, 2015 was ($2,469,337) as compared to a net loss of ($1,071,246) for the nine month period ended December 31, 2014. While our operating expenses increased slightly during the nine month period ended December 31, 2015, net loss increased primarily due to the amortization of issue costs in the amount of $948,395.

During the nine month period ended December 31, 2015, we further incurred a loss of $266,538 (2014: $-0-) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the nine month period ended December 31, 2015 was ($2,202,799) or ($0.__) per share compared to net loss attributable to PetVivo during the nine month period ended December 31, 2014 of ($1,071,246) or ($0.14) per share. The weighted average number of shares outstanding during the nine month period ended December 31, 2015 was 7,819,846 compared to 7,620,314 for the nine month period ended December 31, 2014.

For Three Month Period Ended December 31, 2015 Compared to the Three Month Period Ended December 31, 2014

Total Revenues. For the three month periods ended December 31, 2015 and December 31, 2014, we did not generate any revenue.

Operating Expenses. Operating expenses for the three month period ended December 31, 2015 were $321,606 compared to $954,629 for the three month period ended December 31, 2014 a decrease of $633,023. For the three month period ended December 31, 2015, we incurred: (i) research and development of $40,910 (2014: $8,658); and (ii) general and administrative of $280,696 (2014: $945,971). General and administrative expenses incurred during the three month period ended December 31, 2015 included: (i) amortization of license expense of $488,000 (2014: $0); (ii) stock for services of $721,073 (2014: $0). Operating expenses decreased during the three month period ended December 31, 2015 compared to December 31, 2014 due to the decrease in general and administrative costs of $665,275, which was primarily related to the incurrence of $721,073 in stock for services.

Thus, our operating loss for the three month period ended December 31, 2015 was ($321,606) compared to an operating loss of ($954,629) for the three month period ended December 31, 2014.

Other Income (Expenses). Other expenses for the three month period ended December 31, 2015 were $161,309 (2014: $69,431). Other expenses consisted of: (i) gain on settlement of debt of $-0- (2014: $35,326); (ii) change in fair value of derivatives of $63,709 (2014: $35,105); (iii) interest expense of ($56,868 (2014: ($1,000)); and (iv) amortization of issue costs of ($168,150 (2014: $-0-).

Net Loss. Therefore, our net loss for the three month period ended December 31, 2015 was ($482,915) as compared to a net loss of ($885,198) for the three month period ended December 31, 2014. Our operating expenses decreased during the three month period ended December 31, 2015, which was offset by the increase in amortization of issue costs in the amount of $161,309 thus resulting in a decreased net loss during 2015 as compared to 2014.

During the three month period ended December 31, 2015, we further incurred a loss of $90,982 (2014: $-0-) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the three month period ended December 31, 2015 was ($391,933) or ($0.05) per share compared to net loss attributable to PetVivo during the three month period ended December 31, 2014 of ($885,198) or ($0.12) per share. The weighted average number of shares outstanding during the three month period ended December 31, 2015 was 7,616,661 compared to 7,573,741 for the three month period ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2015

As of December 31, 2015, our current assets were $335,310 and our current liabilities were $2,993,066, which resulted in a working capital deficit of $2,657,756.

As of December 31, 2015, our current assets were comprised of: (i) $24,589 in cash and cash equivalents; (ii) $15,500 in employee advance; and (iii) $295,221 in prepaid expenses. As of December 31, 2015, our total assets were $17,904,266 comprised of: (i) current assets of $335,310; (ii) fixed assets of $2,186, which consisted of property and equipment of $103,504 less accumulated depreciation of $101,318); and (iii) other assets of $17,566,770, which consisted of goodwill of $13,575,419 and trademark and patents – net of $3,991,351. Our total assets increased from fiscal year ended March 31, 2015 of $762,863 due to an increase in recognition of goodwill in the amount of $13,575,419 and increase in valuation of trademark and patents – net of $3,991,351.

As of December 31, 2015, our current liabilities were comprised of: (i) $1,149,459 in accounts payable and accrued expenses; (ii) $105,405 in notes payable and accrued interest – related party; (iii) $165,952 in note payable, net of discount of $5,136; (iv) $1,058,329 in convertible notes payable net of discount of $597,767; and (v) $513,921 in derivative liability. As of December 31, 2015, our total liabilities were $2,993,666 consisting of current liabilities. Our current liabilities increased from fiscal year ended March 31, 2015 due to increase in: (i) accounts payable and accrued expenses of $1,078,144; (ii) note payable and accrued interest to related party of $105,405; (iii) note payable of $110,626; (iv) convertible notes payable of $869,094; and (v) derivative liability of $228,189.

Stockholders' equity/deficit increased from equity of $161,255 as at March 31, 2015 to a deficit of ($1,087,586) at December 31, 2015.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine month period ended December 31, 2015, net cash flows used in operating activities was $478,634 (2014: $102,055). Net cash flows used in operating activities during the nine month period ended December 31, 2015 consisted primarily of a net loss of $2,202,799 which was adjusted by $534,850 in common stock issued for services, $71,726 in depreciation and amortization, $948,395 in amortization of debt issued costs, ($103,853) in gain on loss adjustment, ($154,644) in forgiveness of debt, and $488,000 in license. Net cash flows used in operating activities was further changed by a decrease in prepaid expenses of $75,721 and an increase in accounts payable and accrued expense of $15,412.

For the nine month period ended December, 31 2014, net cash flows used in operating activities was ($108,413). Net cash flows used in operating activities during the nine month period ended September 30, 2015 consisted primarily of a net loss of $1,071,246, which was adjusted by $753,245 in common stock issued for services and ($35,326) in forgiveness of debt. Net cash flows used in operating activities was further changed by an increase in derivative liability of $89,576 and by an increase in accounts payable of $67,362.

Cash Flows from Investing Activities. For the nine month periods ended December 31, 2015 and December, 31 2014, there was no net cash flows from investing activities.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the nine month period ended December, 31 2015, net cash flows provided from financing activities was $451,350 (2014: $80,763). Net cash flows provided by financing activities consisted of: (i) $137,105 in proceeds from issuance of stock; (ii) $524,750 in proceeds from issuance of convertible note, which was offset by ($210,505) in repayments. For the nine month period ended December 30, 2014, net cash flows provided from financing activities was $80,763 consisting of $315,500 in proceeds from loans which was offset by ($234,737) in repayments.

MATERIAL COMMITMENTS

As of December 31, 2015, we have six convertible debentures outstanding and one OID loan in the form of a debenture for $460,000.00. As at December 31, 2015, we owe an aggregate of $647,250 on the six convertible debentures, which resulted in an derivative liability of $513,921. Subsequently, we have entered into settlement agreements pursuant to which shares of common stock were issued in accordance with the terms of conversion. See "Part II. Item 2. Unregistered Sales of Securities and Use of Proceeds".

Notes Payable

As of December, 31 we are obligated on the following notes:

1.	Third Party Individual	55,326
2.	Bank Credit Line	72,743
3.	Due to Corporation net of discount of $7,336	37,883
	Total	$169,952

Convertible Notes Payable

As of December, 31 2015, we have one note payable. The note is in the principal amount of $51,326 and accrues interest at 8% and payable on demand. As at December 31, 2015, we owe $55,326 on the note.

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

Accrued Salary

We are indebted to related parties. At December, 31 2015, we are obligated for unpaid officer salaries of $106,714. This amount is included in accounts payable and accrued expenses.

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

10.7

Rescission Agreement dated November 9, 2013 among Social Geek Meda Inc., Patrick Aube and Technologies Scan Corp. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2013

31

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

Date: June 30, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director

Date: June 30, 2016	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

33