Form 10-Q/A
period 2015-12-31
PetVivo Holdings, Inc.
filed 2016-07-01
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2015, originally filed with the Securities and Exchange Commission on June 30, 2016, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part  I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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
Preferred stock, $0.001, 20,000,000 shares authorized, 333,335 and -0- issued and
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

NOTE 3 – RELATED PARTY PAYABLE

At December 31, 2015 the company is obligated for unpaid officer salaries of $105,405

NOTE 4 – NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individual.	55,326
2.	Bank Credit Line.	72,743
3.	Due to Corporation net of discount of $5,136.	32,747
	Total	$160,816

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

Date: July 1, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director

Date: July 1, 2016	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

33