Form 10-K
period 2016-03-31
PetVivo Holdings, Inc.
filed 2016-08-17
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of September 30, 2015, approximately $27,678,157.20.

As of August 11, 2016, there were 8,991,306 shares of the issuer's $.001 par value common stock issued and outstanding.

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

ITEM 1. BUSINESS

BACKGROUND

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp. On April 1, 2014, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to "PetVivo Holdings, Inc." (the "Name Change"). We filed appropriate documents with FINRA to effect the Name Change. On April 29, 2014, our Name Change from Technologies Scan Corp to "PetVivo Holdings, Inc." was declared effective by FINRA and our common stock's trading symbol was changed to "PETV". Our cusip number is 716817 101.

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

Gel-Del Technologies Inc.

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"). We anticipate consummating the Stock Exchange Agreement with the exchange of all outstanding capital stock of Gel-Del for 4,150,000 shares of common stock of the Company by approximately August 30, 2016. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. This acquisition of Gel-Del by us is made pursuant to the Stock Exchange Agreement, which contains certain conditions to be performed by both parties prior to the completion of this stock exchange business combination. The merger transaction was contingent on a capital raise in early 2015. As of April 10, 2015, all conditions to close the Stock Exchange Agreement were satisfied or waived by both parties. The shareholders of Gel-Del approved this Stock Exchange Agreement at a Gel-Del shareholder meeting duly held on March 25, 2015. The company will account for this transaction in accordance with the Section 805-10 of the FASB Accounting Standards Codification.

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

Through this stock exchange, we acquired all Gel-Del's technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities in St. Paul, Minnesota.

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

As a result of the comsummation of the Stock Exchange Agreement:

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

INFORMATION STATEMENT

On April 10, 2015, our Board of Directors and majority shareholders, believing it to be in our best interests and of our shareholders: (i) approved the closing of our acquisition of Gel-Del incident to a Plan of Exchange to be filed with the Secretary of State of Nevada (the "Plan of Exchange"), after which Gel-Del will become our wholly-owned subsidiary; and (ii) ratified the appointment by the Board of Directors of two new directors, Dr. David B. Masters and Randall A. Meyer ("Ratification of Appointment of New Directors").

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

On April 10, 2015, we obtained the approval of the Plan of Exchange and the Ratification of Appointment of New Directors by written consent of our stockholders that are the record holders of 6,672,653 shares of common stock, which represents an aggregate 88.66 % of the voting power of as of the record date of April 10, 2015. The Plan of Exchange and the Ratification of New Directors will not become effective until at least twenty (20) days after the mailing of this Information Statement to our shareholders and the filing of the Plan of Exchange with the Secretary of State of Nevada. The names of the shareholders of record who hold in the aggregate a majority of our total issued and outstanding common stock and who signed the written consent of stockholders are: (i) John Lai holding of record 3,557,939 post-Reverse Stock Split shares of common stock (46.21%); (ii) John F. Dolan holding of record post-Reverse Stock Split 843,894 shares of common stock (1 0.96%); (iii) Dr. David B. Masters holding of record post-Reverse Stock Split 1,460,645 shares of common stock ( 18.97%); and (iv) Randall Meyer holding of record post-Reverse Stock Split 810,175 shares of common stock ( 10.52%).

As of the date of this Annual Report, we are responding to comment from the Securities and Exchange Commission, which pertained to inclusion of our audited financial statements for fiscal year ended March 31, 2015. Therefore, we will simultaneously be filing an amendment to the Information Statement containing our audited financial statements for fiscal year ended March 31, 2015 and anticipate that the date on which the Definitive Information Statement will be sent to our shareholders will be on or about August 16, 2016. See "Item 1A. Unresolved SEC Comments."

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

We are planning to aggressively launch its lead product Kush™ Canine in early 2016. Kush™ Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

No special training is required for the administration of the Kush Canine devices. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simul-taneously. Kush Canine immediately treats effects of osteoarthritis with no special post treatment requirements.

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

United States Patents:

9,107,937 – Wound Treatments with Crosslinked Protein Amorphous Biomaterials

8,871,267 – Protein Matrix Materials, Devices and Methods of Making and Using Thereof

8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof

8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof

8,465,537 – Encapsulated or Coated Stent Systems

8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

7,662,409 – Protein Matrix Materials, Devices and Methods of Making and Using Thereof

6,342,250 – Drug Delivery Devices Comprising Bio-degradable Protein for the Controlled Release of Pharmacologically Active Agents & Method of Making

12 Foreign Patents Granted & Allowed

16 Patent Apps Pending (US & Foreign)

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

We depend upon the skills, knowledge and experience of our scientific and technical personnel, including those of our company, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which may not be patentable, and inventions for which patents may be difficult to obtain or enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require all of our employees, consultants, advisors and other contractors to enter into confi-dentiality agreements that prohibit disclosure of confidential information and, where applicable, require disclosure and assignment of ownership to us the ideas, developments, discoveries and inventions important to our business.

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

During fiscal year ended March 31, 2016, our net loss was $3,265,086. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

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

As an emerging growth company, we are not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We anticipate being required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended March 31, 2017 and our management will be required to report on the effectiveness of our internal control over financial reporting for such year. Additionally, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

Our common stock commenced trading on the OTCQB approximately January 1, 2013. As of the date of this Annual Report, our common stock trades on the OTCQB. There is a volatility associated with OTCQB securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We are currently responding to that certain comment letter from the Securities and Exchange Commission regarding our Information Statement on Form 14C. We filed a preliminary statement on Form 14C with the Securities and Exchange Commission on May 22, 2015 and will be filing a subsequent amendment to include the audited financial statements for fiscal year ended March 31, 2016. We anticipate clearing comments with the Securities and Exchange Commission by August 31, 2016 and subsequently mailing to our shareholders of record and nobo shareholders the Definitive Information Statement.

ITEM 2. PROPERTIES

Property held by us. As of August 1, 2016, we do not own any interests in real estate.

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

Quarter Ended	High Bid	Low Bid
June 30, 2014	$30.50	$4.90
September 30, 2014	$6.50	$1.44
December 31, 2014	$3.32	$1.84
March 31, 2015	$4.25	$3.36
June 30, 2015	$6.50	$3.75
September 30, 2015	$5.60	$2.25
December 31, 2015	$4.30	$2.40
March 31, 2016	$2.20	$1.30

HOLDERS

The approximate number of stockholders of record at August 3, 2016 was 81. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

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

RECENT SALES OF UNREGISTREED SECURITIES

During fiscal year ended March 31, 2016 and to date, we issued an aggregate of 70,500 post-Reverse Stock Split shares of unregistered common stock as follows:

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

Settlement of Note Holder Debt

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2016, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

	For Fiscal Year Ended March 31, 2016	For Fiscal Year Ended March 31, 2015

Revenues	$75,000	-0-

Total Operating Expenses	3,326,181	1,201,857

Total Other Income (Expense)	(1,478,614)	(363,835)

Net Income (loss)	$(4,730,797)	1,565,692)

Interest	$270,582	399,161

Net Loss attributable to PetVivo	$(3,651,944)	(1,565,692)

Net loss per share - basic and diluted	$(0.46)	(0.21)

For Fiscal Year Ended March 31, 2016 Compared to Fiscal Year Ended March 31, 2015

Total Revenues. For fiscal year ended March 31, 2016, we earned $75,000 in revenue compared to $-0- earned in revenue during fiscal year ended March 31, 2015 (an increase of $75,000).

Operating Expenses. Operating expenses for fiscal year ended March 31, 2016 were $3,326,181 compared to $1,210,857 for fiscal year ended March 31, 2015 (an increase of $2,115,324). For fiscal year ended March 31, 2016, our operating expenses consisted of: (i) $70,761 (2015: $4,396) in research and development; and (ii) $3,255,420 (2015: $1,197,461) in general and administrative. During fiscal year ended March 31, 2016, our general and administrative expenses consisted of: (i) licensing costs of $488,000 (2015: $-0-); (ii) compensation of $215,335 (2015: $90,000); and (iii) professional fees of $47,874 (2015: $26,550). General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Operating expenses increased due to an increase in: (i) licensing costs of $488,000; (ii) compensation of $125,333; iii) amortization & depreciation 743,631; and (iv) professional fees of $21,324.

Thus, our operating loss for fiscal year ended March 31, 2016 was $3,251,183 compared to an operating loss of $1,201,857 for fiscal year ended March 31, 2015.

Other Income (Expenses). Other expenses for fiscal year ended March 31, 2016 were $1,479,614 (2015: ($363,835). Other expenses consisted of: (i) loss on settlement of debt of $382,296 (2015: $35,326; (ii) change in fair value of derivatives of $165,444 (2015: $-0-); (iii) interest of $270,582 (2015: $399,161); and (iv) amortization of issue costs of $992,180 (2015: $-0-).

Net Loss before Taxes. Therefore, our net loss before taxes for fiscal year ended March 31, 2016 was ($4,730,797) as compared to ($1,565,692) for fiscal year ended March 31, 2015. Net loss generally increased primarily due to the recording during fiscal year ended March 31, 2016 of: (i) amortization of issue costs of $992,180; (ii) loss on settlement of debt of $382,296); and (iii) change in fair value of derivatives of $165,444.

Interest. During fiscal year ended March 31, 2016, we incurred $270,582 in interest as compared to $379,161 in interest incurred during fiscal year ended March 31, 2015.

Net Loss Attributable to PetVivo. Therefore, our net loss attributable to PetVivo for fiscal year ended March 31, 2016 was ($3,651,174) or $0.46) per share compared to a net loss attributable to PetVivo for fiscal year ended March 31, 2015 of ($1,565,692) or ($0.21) per share. The weighted average number of shares outstanding during fiscal year ended March 31, 2016 was 7,853,862 compared to 7,609,445 for fiscal year ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2016

As of March 31, 2016, our current assets were $35,279 and our current liabilities were $1,478,906, which resulted in a working capital deficit of $1,443,627.

As of March 31, 2016, our current assets were comprised of: (i) $258 in cash and cash equivalents; (ii) $15,900 in employee advance; and (iii) $19,121 in prepaid expenses. As of March 31, 2016, our total assets were $16,689,444 comprised of: (i) current assets of $35,292; (ii) $809 in property and equipment (valued at $103,504 less depreciation of $102,695); (iii) goodwill valued at $13,407,693; and (iv) trademark and patent – net valued at $3,245,662.

As of March 31, 2016, our current liabilities were comprised of: (i) $1,063,538 in accounts payable and accrued expenses; (ii) $193,370 in notes payable and accrued interest – related party; (iii) notes payable of $165,849; and (iv) convertible notes payable of $35,000 net of discount $3,311).

Stockholders' equity decreased from $161,255 as at March 31, 2015 to $139,998 as at March 31, 2016.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the fiscal year ended March 31, 2016, net cash flows used in operating activities was $260,961 (2015: $398,475). Net cash flows used in operating activities during fiscal year ended March 31, 2016 consisted primarily of a net loss of $4,780,797 (2015: $1,565,692), which was adjusted by: (i) $555,250 (2015: $1,030,031) in stock issued for services; (ii) $282,000 (2015: $-0-) in stock issued to settle liabilities; iii) $743,631 (2015: $-0-) in depreciation and amortization; (iv) $992,180 (2015: $-0-) in amortization of debt issue costs; (v) ($165,444) (2015: $-0-) in derivative loss adjustment; (v) $382,296 (2015: $-0-) in forgiveness of debt; and (vi) $488,000 (2015: $-0-) in license.

Net cash flows used in operating activities during fiscal year ended March 31, 2016 was further changed by: (i) a decrease in prepaid expenses of $215,500 (2015: $155,500); ii) increase in employee advances ($15,900) (2015: $-0-); and (iii) an increase in accounts payable and accrued expenses of $562,954 (2015: ($18,314).

Cash Flows from Investing Activities. For fiscal year ended March 31, 2016, net cash flows used by investing activities was $-0- compared to net cash flows used by investing activities during fiscal year ended March 31, 2015 of $388,000 consisting of change in assets.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended March 31, 2016, net cash flows provided from financing activities was $635,243 (2015: $787,000) consisting of: (i) $137,105 (2015: $-0-) in proceeds from stock; (ii) $524,750 (2015: $898,000) in proceeds from convertible notes; (iii) $193,370 (2015: $-0-) in proceeds from loans, which was offset by ($204,500) (2015: ($111,000) in repayments.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At March 31, 2016, we are obligated for unpaid officer salaries and advances of $109,818. This amount is included in accounts payable and accrued expenses.

Notes Payable

We are obligated on the following notes: (i) third party individual in the amount of $55,326; (ii) bank line credit of $72,743; and (iii) $25,654 due to us net of discount of $3,311.

We have a bank credit line available up to $75,000. As of March 31, 2016, there was $2,257 available due upon demand. Interest is at 6.25%. We are also indebted on a note bearing interest at prime plus 2 % to a corporation with a monthly payment of $2,938.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

March 31, 2016 and 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and

Board of Directors Petvivo Holdings, Inc.

I have audited the accompanying balance sheet of Petvivo Holdings, Inc., as of March 31, 2016 and 2015 and the related statements of operations, stockholders' equity and cash flows for the two years in the period March 31, 2016. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on our audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petvivo Holdings, Inc., as of March 31, 2016 and results of its operations and its cash flows for each of the two years in the period ended March 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2016, the Company had accumulated losses of $29,879,280 and a working capital deficit of $1,443,627. These matters raise substantial doubt about the Company's ability to continue as a going concern. These factors, and Company's plans are discussed in Note 5.

Patrick D. Heyn. CPA, P. A.

Atlantis, Florida

August 17, 2016

PETVIVO HOLDINGS, INC.
BALANCE SHEETS

	March 31,	March 31,
	2016	2015
Assets:
Current Assets
Cash and Cash Equivalents	$258	$39,863
Employee advance	15,900	-
Prepaids	19,121	235,000
Total Current Assets	35,279	274,863

Property and Equipment:
Property & equipment	103,504	-
Less: accumulated depreciation	(102,694)	-
Total Fixed Assets	810	-

Other Assets:
Goodwill	13,407,693	-
Trademark and Patents-Net	3,245,662	488,000
Total Other Assets	16,653,355	488,000
Total Assets	$16,689,444	$762,863

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$1,063,538	$71,315
Note Payable and accrued interest-Related Party	193,370	-
Notes payable	165,849	55,326
Convertible notes payable net of discount of $3,311 and $597,767 as of March 31, 2016 as of March 31, 2015, Respectively	31,689	189,235
Derivative Liability	24,460	285,732
Total Current Liabilities	1,478,906	601,608

Commitments and Contingencies

Stockholders' equity:
Common stock, par value $0.001, 250,000,000 authorized, 7,931,639 and 7,700,289 shares outstanding at March 31, 2016 and 2015, respectively	7,931	7,700
Common stock to be issued for conversion of debt	1,576,649	-
Additional Paid-In Capital	28,224,376	26,381,094
Accumulated deficit	(29,879,283)	(26,227,539)
Total Petvivo Stockholders' (Deficit) Equity	(70,327)	161,255
Noncontrolling interest	15,280,865	-
Total stockholder's equity	15,210,538	161,255
Total Liabilities and Stockholders' (Deficit) Equity	$16,689,444	$762,863

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	Year Ended	Years Ended
	March 31,	March 31,
	2016	2015

Revenues	$75,000	$-

Cost of Sales	-	-

Gross Profit	75,000	-

Operating Expenses:

Research and Development	168,600	4,396
General and Administration	3,157,583	1,197,461
Total Operating Expenses	3,326,183	1,201,857

Operating Loss	(3,251,183)	(1,201,857)

Other Income (Expense)
Gain (Loss) on Settlement of Debt	(382,296)	35,326
Change in Fair Value of Derivatives	165,444	-
Interest Expense	(270,582)	(399,161)
Amortization of Issue Costs	(992,180)	-
Total Other Expense	(1,479,614)	(363,835)

Net Income (Loss) before taxes	(4,730,797)	(1,565,692)

Income Tax Provision	-	-

Net Income (Loss)	(4,730,797)	(1,565,692)

Net loss attributable to noncontrolling Interest	1,079,053	-

Net loss attributable to Petvivo	$(3,651,744)	$(1,565,692)

Net Income (loss) per share- basic and diluted	$(0.46)	$(0.21)

Weighted average common shares outstanding- basic and diluted	7,853,862	7,609,445

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

			Additional	Stock		Non-
	Common Stock		Paid-in	to be	Accumulated	controlling
	Shares	Amount	Capital	Issued	Deficit	Interest	Total

Balance March 31, 2014	7,501,893	$7,502	$24,352,534		$(24,661,847)	$-	$(301,811)

Stock issued for conversion of notes payable	62,871	63	183,748				183,811

Convertible notes and beneficial conversion feature payoff			814,916				814,916

Common stock issued for services	135,525	135	1,029,896				1,030,031

Net Loss					(1,565,692)		(1,565,692)

Balance March 31, 2015	7,700,289	7,700	26,381,094	-	(26,227,539)	-	161,255

Non-Controlling interest						16,683,000	16,683,000

Common stock issued for cash	10,600	10	37,090		-	-	37,100

Common stock issued for services	149,000	149	555,101			-	555,250

Common shares issued to settle liabilities	70,500	71	281,929			-	282,000

Issuance of Gel Del preferred stock for cash						100,005	100,005

Write off of preacquisition liabilities						(423,282)	(423,282)

Common stock to be issued for conversion of debt				1,576,649			1,576,649

Stock issued to extend debt	1,250	1	4,349				4,350

Settlement of derivative liabilities			427,870				427,870

Inducement convert debt			536,943				536,943

Exercise of Gel Del common stock options						195	195

Net loss					(3,651,744)	(1,079,053)	(4,730,797)

Balance March 31, 2016	7,931,639	7,931	$28,224,376	$1,576,649	$(29,879,283)	$15,280,865	$15,210,538

The accompanying notes are an integral part of these financial statements.

PETVIVO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31,	March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss) for the period	$(4,730,797)	$(1,565,692)
Adjustments to reconcile net loss to net cash provided operating activities:
Stock issued for services	555,250	1,030,031
Stock issued to settle liabilities	282,000	-
Depreciation and amortization	743,631	-
Amortization of Debt Issue Costs	992,180	-
Derivative (gain) or loss adjustment	(165,444)	-
Forgiveness of Debt	382,296	-
License	488,000	-
Changes in Operating Assets and Liabilities
Decrease in prepaid expense	215,500	155,500
(Increase) in employee advances	(15,900)	-
Increase in accounts payable and accrued expense	562,954	(18,314)
Net Cash Used in Operating Activities	(690,330)	(398,475)

CASH FLOWS FROM INVESTING ACTVITITES:
Increase in Short term Receivables-Related Party	-	(42,000)
Payment received on short term receivables related party	-	42,000
Incease in Short term recievables	-	(30,000)
Increase in licenses	-	(358,000)
Net cash used in investing activities	-	(388,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	137,105	-
Proceeds from convertible notes	524,750	898,000
Proceeds from loans	193,370	-
Repayments	(204,500)	(111,000)
Net Cash Provided by Financing Activities	650,725	787,000

Net (Decrease) Increase in Cash	(39,605)	525
Cash at Beginning of Period	39,863	39,338
Cash at End of Period	$258	$39,863

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$1,362,246	$183,850
Shares issued as payment for accrued salaries	$282,000	$-

The accompanying notes are an integral part of these financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

March 31, 2016

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying  consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP") and pursuant to the rules and regulations of the SEC.

PetVivo Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013.The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc. and PetVivo Inc. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity that, which is PetVivo. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals.

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies. The Issuances of the shares to consummate the transaction has not been finalized however the financials presented are those of the combined entities under common control.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivo Inc. as well as its variable interest entity (VIE) Gel-Del Technologies and its subsidiary Cosmeta Inc. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2016 and March 31, 2015, the Company had no cash equivalents.

(E) Concentration-Risk

The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.

(F) Machinery & Equipment

Machinery and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of furniture fixtures and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures.  Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

(G) Patents and Trademarks

The company capitalizes direct costs for their maintenance and advancement of their patents and trademarks and amortize these costs over  a useful life of 60 months.

(H) Income Taxes

The Company accounts for income taxes under ASC Topic 740, formerly SFAS No. 109, Accounting for Income Taxes, as clarified by ASC Topic 740, formerly FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN No. 48"). Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of ASC Topic 740, formerly FIN No. 48 on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by ASC Topic 450, formerly FIN No. 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC Topic 740, formerly FIN No. 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC Topic 740, formerly FIN No. 48, the Company did not recognize any change in the liability for unrecognized tax benefits.

The Company is not currently under examination by any federal or state jurisdiction.

The Company's policy is to record tax-related interest and penalties as a component of operating expenses.

(I) Loss Per Share

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

(J) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

(K) Research and Development

The Company expenses research and development costs as incurred.

(L) Fair Value of Financial Instruments

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

The guidance also establishes a fair value hierarchy for measurements of fair value as follows:

•	Level 1 - quoted market prices in active markets for identical assets or liabilities.

•

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

•	Level 3 - unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of March 31, 2016 and March 31, 2015, due to the short-term nature of these instruments.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at March 31, 2016:

Description	Level 1	Level 2	Level 3

Notes payable at fair value	$	$	$31,689

The following assets and liabilities are measured on the condensed consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value	Change	New		Fair Value
	April 1,	in fair	Convertible		March 31,
	2015	Value	Notes	Conversions	2016

Notes payable at fair value	$189,325	$165,444	$524,750	$(847,830)	$31,689

(M) Embedded Conversion Features

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

(N) Derivative Financial Instruments

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

(O) Beneficial Conversion Feature

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

(P) Debt Issue Costs and Debt Discount

The Company may record debt issue costs and/or debt discounts in connection with raising funds through the issuance of debt. These costs may be paid in the form of cash, or equity (such as warrants). These costs are amortized to interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

(Q) Stock-Based Compensation - Non-Employees

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

(R) Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update ("ASU") No. 2014-12, "Compensation – Stock Compensation  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period". The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

NOTE 2 - DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

1. The company at March 31, 2016 had one convertible debentures outstanding totaling $35,000 which was agreed to be satisfied on March 31, 2016. It was paid in full in April 2016.

NOTE 3 - RELATED PARTY PAYABLE

At March 31, 2016, the company is obligated for unpaid officer salaries and advances of $193,370.

NOTE 4 - NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individual	55,326
2.	Bank Credit Line	71,701
3.	Bank Loan	38,822
	Total	$165,849

The Company has a bank credit line available up to $75,000 At March 31, 2016 there was $3,299 of unused credit. Interest is at 6.25%

The Company is indebted on a note bearing interest at prime plus 5.5% to a bank with a monthly payment of $2,786 and expiring in January, 2017. All assets of Gel-Del are pledged as collateral.

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

From January 1 to March 31, 2016 10,000 shares were issued for services of $24,750.

In March 2016, the Company agreed to settle their convertible debt with interest by issuing 788,325 shares at $2.00 per share. The actual shares issuance occurred in April 2016.

Also during this period the Company received $100,000 for stock in its subsidiary pursuant to a subscription agreement.

NOTE 7 - STOCK EXCHANGE AGREEMENT

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

NOTE 8 - INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2016	2015
Current tax provision:
Federal	$–	$–
State	–	–

Deferred tax provision (benefit):
Federal	(46,875)	109,014
State	137,867	20,739
Change in valuation allowance	(90,992)	(129,753)

Total provision for income tax	$–	$–

Current income taxes are based upon the year's income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company's deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three year period. In 2015 and 2014 the Company's tax losses were reduced by stock for services expense. There were no depreciation differences.

At March 31, 2016 and 2015, the Company had net operating loss carryforwards of approximately $1,406,808 and $1,009,782, respectively, which begin to expire in 2029. The deferred tax assets arising from the net operating loss carryforwards are approximately $789,000 and $698,000 as of March 31, 2016 and 2015, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management's analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2016 and 2015 was approximately $90,992 and $129,753 respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at March 31, 2016, 2015 is as follows:

	2016	2015

Expected tax at 34 and 9.3%	$(90,992)	$(129,753)
Change in valuation allowance	90,992	129,753
Provision for income taxes	$–	$–

The Company's continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2016 and 2015, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2010 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure

NOTE 9 - COMMITMENTS

The Company is on a month to month lease agreement for office space with a monthly amount of $11,669.

NOTE 10 - RETIREMENT AND PENSION PLAN

The Company has instituted a Simplified Employment Pension Plan whereby the employer can contribute up to 15% of salary to a maximum of $22,500 per year.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2016, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

The following table includes the names and positions held of our executive officers and directors and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE

John Lai	54	Chief Executive Officer and a Director	March 2014

John Dolan	51	Secretary, Treasurer/Chief Financial Officer and a Director	March 2014

David B. Masters, Ph.D.	58	President, Chief Technical Officer and a Director	April 2015

Randall A. Meyer	52	Chief Operating Officer and a Director	April 2015

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

David B. Masters, Ph.D. Dr. Masters has served as our President, Chief Technical Office and as a member of the Board of Directors since April 10, 2015. Dr. Masters served as founder, p resident, chief executive officer and chief technical officer of Gel-Del from 1999 until 2015. As the chief inventor of Gel-Del's technology platform, Dr. Masters focused on Gel-Del's novel biomaterials, biomaterial applications, its intellectual property, development of the products in pre-clinical and clinical trials, and addressed Gel-Del's financial needs for taking forward its products with licensing agreements and equity investments totaling approximately $6 million. Dr. Masters also was the principal investigator in bringing in over $6 million in National Institutes of Health government grants since inception of Gel-Del to forward its technology and products. He also served as chairman of the board of directors of Gel-Del from 1999 until its merger with us in 2015.

Dr. Masters is internationally recognized as an expert in biomaterials and local drug delivery. Over the past twenty years , Dr. Masters has developed novel biomaterial and drug delivery products, including implantable medical devices for neurologic, vascular, orthopedic, urologic and dermal applications.

Dr. Masters received his B.A. in Biochemistry and Biopsychology from Rutgers University, New Brunswick, NJ, with Scholar Distinction, and in 1989, a Masters Degree in Chemistry, and a Ph.D. in 1992 in Behavioral and Neural Sciences, from Rutgers University, Newark, NJ, including two awards for excellence in research. After Rutgers, he joined Harvard Medical School as a Research Fellow, Department of Anesthesiology, to study solid implantable dosage forms in collaboration with Dr. Robert Langer of M.I.T. This led to patented work on biodegradable polymers for local delivery of analgesic agents, a start-up company, and many published reports. Dr. Masters became an Instructor in Anesthesiology at Harvard before leaving for The Mayo Clinic (1993) where he was an Assistant Professor and Associate Consultant. His work using protein matrices has been funded by six NIH grants. Dr. Masters has over 60 peer reviewed publications, book chapters and abstracts, and over 28 patents issued, pending or applications. In 1999, Dr. Masters founded Gel-Del Technologies, Inc., which started operations in 2000 after he left Mayo Clinic.

Randall A. Meyer. Mr. Meyer has served as our Chief Operating Officer and as a member of our board of directors since April 10, 2015. Mr. Meyer served as chief operating officer of Gel-Del from January 2009 to April 2015 where he focused on business development and product pipeline expansion, in addition to his efforts to secure working capital. Mr. Meyer joined Gel-Del Technologies in January 2007 as a full-time business development consultant where he targeted new markets and applications for the company's biomaterials and devices.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our highest paid principal executive officers during the year ended March 31, 2016 and 2015.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

John Lai,	2016	24,000	0	0	0	0	0	0	24,000	*
President/CEO	2015	72,000	0	0	0	0	0	0	72,000	*
and Director

John F. Dolan, Secretary,	2016	32,000	0	0	0	0	0	0	32,000	**
Treasurer/CFO	2015	48,000	0	0	0	0	0	0	48,000	**
and Director

David Masters CTO	2016	65,000	0	172,000	0	0	0	0	237,000	***
And Director	2015	0	0	0	0	0	0	0	0

Randall Meyer COO	2016	120,798	0	110,000	0	0	0	0	230,798	****
And Director	2015	0	0	0	0	0	0	0	0

 ___________

* During fiscal year ended March 31, 2016, of the amount of $24,000, an aggregate $16,000 was paid by Gel-Del in cash to John Lai and the remaining amount due and owing has accrued. During fiscal year ended March 31, 2015, no cash was paid to John Lai regarding compensation.

** During fiscal year ended March 31, 2016, of the amount of $32,000, an aggregate $15,550 was paid by Gel-Del to John Dolan and the remaining amount due and owing has accrued. During fiscal year ended March 31, 2015, no cash was paid to John Dolan regarding compensation.

*** During fiscal year ended March 31, 2016, of the amount of $65,000, an aggregate $16,250 was paid by Gel-Del to David Masters and the remaining amount due and owing has accrued. During fiscal year ended March 31, 2015, no cash was paid to David Masters. During fiscal year ended March 31, 2016, we issued 43,000 shares of restricted common stock to David Masters at $4.00 per share resulting in compensation of $172,000.

**** During fiscal year ended March 31, 2016, of the amount of $120,798, an aggregate $12,500 was paid in cash by Gel-Del to Randall Meyer and the remaining amount due and owing has accrued. During fiscal year ended March 31, 2015, no cash was paid to Randall Meyer. During fiscal year ended March 31, 2016, we issued 27,500 shares of restricted common stock to Randall Meyer at $4.00 per share resulting in compensation of $110,000.

OUTSTANDING EQUITY AWARDS

As of March 31, 2016, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

John Lai,
President/CEO and Director	0	0	0	0	0	0	0	0	0

John F. Dolan, Secretary,
Treasurer/CFO and Director	0	0	0	0	0	0	0	0	0

David B. Masters
CTO and Director	0	0	0	0	0	0	0	0	0

Randall Meyer
COO and Director	0	0	0	0	0	0	0	0	0

STOCK OPTIONS//SAR GRANTS. No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2016.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

Our directors received the following compensation for their service as directors during the fiscal year ended March 31, 2016:

	Fees Earned or Paid in Cash $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

John Lai	0	0	0	0	0	0	0

John F. Dolan	0	0	0	0	0	0	0

Randall Meyer	0	0	0	0	0	0	0

David Masters	0	0	0	0	0	0	0

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 1, 2016 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)

Common Stock	John Lai 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	3,557,939 shares, President/CEO and Director	44.86%

Common Stock	John F. Dolan 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	726,788 shares Secretary, Treasurer/CFO and Director	9.16%

Common Stock	David B. Masters 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	742,523 shares CTO/Director	9.36%

Common Stock	Randall A. Meyer 12100 Singletree Lane Suite 186 Eden Prairie, Minnesota 55344	727,023 shares COO/Director	9.17%

Common Stock	All directors and named executive officers as a group (4 persons)	5,754,273 shares	72.55%

	Name and Address of 5% or Greater Beneficial Owner

Common Stock	Gel-Del Technologies Inc. 1000 Westgate Drive St. Paul, Minnesota 55114	1,406,111 shares	17.73%

____________

(1)	Percentage of beneficial ownership of our common stock is based on 7,931,664 shares of common stock outstanding as of the date of this Annual Report. .

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2016 and 2015 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were approximately $28,000 and $60,500, respectively.

Audit-Related Fees

For the fiscal years ended March 31, 2016 and 2015, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees."

Tax Fees

For the fiscal years ended March 31, 2016 and 2015, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

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

57

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

PetVivo Holdings, Inc., a Nevada corporation

August 17, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director (Principal Executive Officer)

August 17, 2016	By:	/s/ John F. Dolan
John F. Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director (Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

August 17, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director
(Principal Executive Officer)

August 17, 2016	By:	/s/ John F. Dolan
John F. Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director
(Principal Financial and Accounting Officer)

August 17, 2016	By:	/s/ Randall A. Meyer
Randall A. Meyer
	Its:	Chief Operating Officer and a Director

August 17, 2016	By:	/s/ David B. Masters
David B. Masters
	Its:	President, Chief Technical Officer and a Director

