Form 10-Q
period 2016-06-30
PetVivo Holdings, Inc.
filed 2016-09-13
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 29, 2016
Common Stock, $0.001	8,991,306

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2016

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

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

BALANCE SHEETS

(Unaudited)

	June 30,	March 31,
	2016	2016
Assets:
Current Assets
Cash and Cash Equivalents	$522	$258
Accounts Receivable	1,014	-
Employee Advance	22,063	15,900
Prepaids	13,454	19,121
Total Current Assets	37,053	35,279

Property and Equipment:
Property & equipment	103,504	103,504
Less: accumulated depreciation	(102,786)	(102,694)
Total Fixed Assets	718	810

Other Assets:
Goodwill	13,407,693	13,407,693
Trademark and Patents-Net	3,047,930	3,245,662
Total Other Assets	16,455,623	16,653,355
Total Assets	$16,493,394	$16,689,444

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$1,248,233	$1,063,538
Note Payable and Accrued Interest-Related Party	198,751	193,370
Notes Payable	152,598	165,849
Convertible Notes Payable, net of discount of $3,311 at March 31, 2016	-	31,689
Derivative Liability	-	24,460
Total Current Liabilities	1,599,582	1,478,906

Commitments and Contingencies

Stockholders' equity:
Common Stock, par value $0.001, 250,000,000 shares authorized, issued 8,884,806 and 7,931,639 outstanding at June 30, 2016 and March 31, 2016	8,885	7,931
Common Stock to be issued	39,750	1,576,649
Additional Paid-In Capital	30,054,047	28,224,376
Accumulated Deficit	(30,210,630)	(29,879,283)
Total Petvivo Stockholders' (Deficit) Equity	(107,948)	(70,327)
Noncontrolling interest	15,001,760	15,280,865
Total stockholder's equity	14,893,812	15,210,538
Total Liabilities and Stockholders' (Deficit) Equity	$16,493,394	$16,689,444

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,	June 30,
	2016	2015

Revenues	$2,009	$75,000

Cost of Sales	-	-

Gross Profit	2,009	75,000

Operating Expenses:

Research and Development	5,497	57,436
General and Administration	622,738	1,027,166
Total Operating Expenses	628,235	1,084,602

Operating Loss	(626,226)	(1,009,602)

Other Income (Expense)
Gain on Settlement of Debt and Derivative	24,460	154,644
Change in Fair Value of Derivatives	-	(21,462)
Interest Expense	(8,686)	(102,470)
Amortization of Issue Costs	-	(454,471)
Total Other Income (Expense)	15,774	(423,759)

Net Loss before taxes	(610,452)	(1,433,361)

Income Tax Provision	-	-

Net Loss	(610,452)	(1,433,361)

Net loss attributable to noncontrolling
Interest	279,105	59,296

Net Loss attributable to Petvivo	$(331,347)	$(1,374,065)

Net loss per share- basic and diluted	$(0.04)	$(0.18)

Weighted average common shares outstanding- basic and diluted	8,761,823	7,616,661

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2016

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Non- controlling	Stock to be
	Shares	Amount	Capital	Earnings	Interest	Issued	Total
Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-		$161,255

Non-Controlling interest					16,683,000		16,683,000

Common stock issued for cash	10,600	10	37,090	-	-	-	37,100

Common stock issued for services	149,000	149	555,101		-	-	555,250

Common shares issued to settle liabilities	70,500	71	281,929		-	-	282,000

Issuance of Gel Del Preferred stock for cash					100,005	-	100,005

Stock issued to extend debt	1,250	1	4,349				4,350

Write off of preacquisition liabilities					(423,282)		(423,282)

Exercise of Gel Del Options					$195		195
Settlement of Derivative Liabilities			427,870			-	427,870
Stock to be issued					-	1,576,649	1,576,649
Inducement to convert debt			536,943			-	536,943

Net Loss				(3,651,744)	(1,079,053)		(4,730,797)
Balance March 31, 2016	7,931,639	$7,931	$28,224,376	$(29,879,283)	$15,280,865	$1,576,649	$15,210,538

Stock issued to reduce debt	788,325	789	1,575,860			(1,576,649)	-
Stock to be issued						39,750	39,750
Stock issued for cash	40,000	40	59,960				60,000
Stock issued for services	124,842	125	193,851				193,976

Net loss				(331,347)	(279,105)		(610,452)

Balance June 30, 2016	8,884,806	$8,885	$30,054,047	$(30,210,630)	$15,001,760	$39,750	$14,893,812

The accompanying notes are an integral part of these condensed unaudited financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30,	June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period	$(610,452)	$(1,433,361)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock issued for services	193,976	56,000
Depreciation and amortization	197,824	24,125
Amortization of debt issue costs	3,311	513,767
Derivative (gain) or loss adjustment	(24,460)	21,462
Forgiveness of debt	-	(229,644)
License	-	488,000

Changes in Operating Assets and Liabilities
Increase in advances and receivables	(7,177)	-
Decrease in prepaid expense	5,667	124,682
Increase in accounts payable and accrued expenses	190,076	53,688
Net Cash Used in Operating Activities	(51,235)	(381,281)

CASH FLOWS FROM INVESTING ACTIVITIES
Change of assets	-	-
Net Cash (Used in) Provided by Investing Activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	60,000	37,100
Proceeds from convertible notes	-	524,750
Cash received from common stock subscription	39,750	-
Repayments of convertible notes	(35,000)	-
Repayments of loan	(13,251)	(204,500)
Net Cash Provided by Financing Activities	51,499	357,350

Net Increase (Decrease) in Cash	264	(23,931)
Cash at Beginning of Period	258	39,863
Cash at End of Period	$522	$15,932

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$1,576,649	$1,362,246
Shares issued as payment for accrued salaries	$-	$282,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2016

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

Although these interim financial statements as and for the three months ended June 30, 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the year ended March 31, 2017 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2016, included in our annual report on Form 10-K filed with the SEC.

PetVivo Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013. The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc. and PetVivo Inc. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity that, which is PetVivo Holdings, Inc. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals.

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies. The issuances of the shares to consummate the transaction has not been finalized however the financials presented are those of the combined entities under common control.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivo Inc. as well as its variable interest entity (VIE) Gel-Del Technologies, Inc. and its subsidiary, Cosmeta Corp. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2016 and March 31, 2016, the Company had no cash equivalents.

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

(H) Income Taxes

The Company accounts for income taxes under ASC Topic 740. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”) with regards to uncertainty in income taxes. Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its assets and/or liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

(L) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board ("FASB") ASC 820-10, "Fair Value Measurements" , as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of June 30, 2016 and March 31, 2016, due to the short-term nature of these instruments.

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

The following table represents the Company's assets and liabilities by level measured at fair value on a recurring basis at June 30, 2016:

Description	Level 1	Level 2	Level 3

Notes payable at fair value	$-	$-	$-

The following assets and liabilities are measured on the condensed consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value	Change	New		Fair Value
	April 1,	in fair	Convertible		June 30,
	2016	Value	Notes	Payments	2016

Notes payable at fair value	$31,689	$3,311	$-	$(35,000)	$-

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

(R) Recent Accounting Pronouncements

On March 30, 2016, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update on Stock Compensation Improvements to Employee Share-Based Payment Accounting (Topic 718). The objective of this update is to simplify several aspects of the accounting for employee share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The update becomes effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the new guidance to determine the impact it may have on its consolidated financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, will have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 2 - DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

In April of 2016 the Company’s sole convertible debenture was paid in full for $35,000.

NOTE 3 - RELATED PARTY PAYABLE

At June 30, 2016, the company is obligated for unpaid officer salaries and advances of $198,751.

NOTE 4 - NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individuals	55,326
2.	Bank Credit Line	70,708
3.	Bank Loan	26,564
	Total	$152,598

The Company has a bank credit line available up to $75,000 At June 30, 2016 there was $4,292 of unused credit. Interest is at 6.25%.

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

Management intends to raise additional funds either through a private placement or through the public process. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate funds.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - COMMON STOCK

From April 1, 2016 to June 30, 2016 the Company issued 953,142 shares of which 788,325 were issued to satisfy debt of $1,575,649, 40,000 shares for cash of $60,000 and the remainder of 124,842 shares for services valued at market for $193,976. In June 2016, the Company agreed to issue 26,500 shares for cash of $39,750. The actual shares issuance occurred in July, 2016.

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

NOTE 8 – SUBSEQUENT EVENTS

Subsequent to June 30, 2016, the Company issued 106,500 shares of restricted common stock, which was issued as follows: i) 80,000 shares for services, and ii) 26,500 shares at a per share price of $1.50 for aggregate proceeds of $39,750 pursuant to a subscription agreement.

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

PetVivo, Inc.

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

Gel-Del Technologies Inc.

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"). We anticipate consummating the Stock Exchange Agreement with the exchange of all outstanding capital stock of Gel-Del for 4,150,000 shares of common stock of the company by approximately September 30, 2016. Therefore, this merger transaction will result in Gel-Del becoming a wholly owned subsidiary of ours through a statutory Plan of Exchange complying with the corporate laws of both Nevada and Minnesota. This acquisition of Gel-Del by us is made pursuant to the Stock Exchange Agreement, which contains certain conditions to be performed by both parties prior to the completion of this stock exchange business combination. The merger transaction was contingent on a capital raise in early 2015. As of April 10, 2015, all the conditions to close the Stock Exchange Agreement were satisfied or waived by both parties. The shareholders of Gel-Del approved this Stock Exchange Agreement at a Gel-Del shareholder meeting duly held on March 25, 2015. The company will account for this transaction in accordance with the Section 805-10 of the FASB Accounting Standards Codification.

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

As of the date of this Quarterly Report, we are responding to comment from the Securities and Exchange Commission, which pertained to inclusion of our audited financial statements for fiscal year ended March 31, 2015. Therefore, we will simultaneously be filing an amendment to the Information Statement containing our audited financial statements for fiscal years ended March 31, 2016 and March 31, 2015 and anticipate that the date on which the Definitive Information Statement will be sent to our shareholders will be on or about September 15, 2016.

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

	For Three Month Period Ended June 30, 2016	For Three Month Period Ended June 30, 2015

Revenues	$2,009	75,000

Total Operating Expenses	628,235	1,084,602

Total Other Income (Expense)	15,774	(423,759)

Net (loss)	$(610,452)	(1,433,361)

Net loss attributable to non-controlling interest	$279,105	59,296

Net loss attributable to PetVivo	$(331,347)	(1,374,065)

For Three Month Period Ended June 30, 2016 Compared to Three Month Period Ended June 30, 2015

Total Revenues. For the three-month periods ended June 30, 2016 and June 30, 2015, revenues decreased from $75,000 to $2,009. For the three-month periods ended June 30, 2016 and June 30, 2015, we did not generate any cost of sales.

Operating Expenses. Operating expenses for the three-month period ended June 30, 2016 were $628,235 compared to $1,084,602 for the three-month period ended June 30, 2015, a decrease of $456,367. For the three-month period ended June 30, 2016, we incurred: (i) research and development of $5,497 (2015: $57,436); and (ii) general and administrative of $622,738 (2015: $1,027,166). The major differences in general and administrative expenses were reductions in 2016 for amortization of deferred costs and licensing costs both of which expired in 2016. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Operating expenses decreased during the three-month period ended June 30, 2016 compared to June 30, 2015 due to the decrease in general and administrative costs of $404,428, which was primarily related to decreases in compensation and professional fees. Our research and development also decreased by $51,939.

Thus, our operating loss for the three-month period ended June 30, 2016 was $626,226 compared to an operating loss of $1,009,602 for the three-month period ended June 30, 2015, a decrease of $383,376.

Other Income (Expenses). Other income for the three-month period ended June 30, 2016 were $15,774 compared to a loss of $423,759 during the three-month period ended June 30, 2015. Other expenses consisted of: (i) gain on settlement of debt of $24,460 (2015: $154,644); (ii) change in fair value of derivatives of $-0- (2015: ($21,462)); (iii) interest expense of ($8,686) (2015: ($102,470)); and (iv) amortization of issue costs of -0- (2015: ($454,471)).

Net Loss. Therefore, our net loss for the three-month period ended June 30, 2016 was ($610,452) as compared to a net loss of ($1,433,361) for the three-month period ended June 30, 2015. Based both on our decrease in operating expenses during the three-month period ended June 30, 2016, our net loss decreased also based on the decrease of other expenses primarily due to the amortization of issue costs in the amount of $454,471.

During the three-month period ended June 30, 2016, we further incurred a loss of $279,105 (2015: $59,296) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the three-month period ended June 30, 2016 was ($331,347) or ($0.04) per share compared to net loss attributable to PetVivo during the three-month period ended June 30, 2015 of ($1,374,065) or ($0.18) per share. The weighted average number of shares outstanding during the three-month period ended June 30, 2016 was 8,761,823 compared to 7,616,661 for the three-month period ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Three Month Period Ended June 30, 2016

As of June 30, 2016, our current assets were $37,053 and our current liabilities were $1,599,582, which resulted in a working capital deficit of $1,562,529.

As of June 30, 2016, our current assets were comprised of: (i) $522 in cash and cash equivalents; (ii) $1,014 in accounts receivable; (iii) $22,063 in employee advance; and (iv) $13,454 in prepaids. As of June 30, 2016, our total assets were $16,493.394 comprised of: (i) current assets of $37,053; (ii) fixed assets of $718, which consisted of property and equipment of $103,504 less accumulated depreciation of $102,786); and (iii) other assets of $16,455,623, which consisted of goodwill of $13,407,693 and trademark and patents – net of $3,047,930. Our total assets decreased slightly from fiscal year ended March 31, 2016 of $196,050, which includes a change in total assets due to the increase of $197,732 in amortization of the trademarks and patents.

As of June 30, 2016, our current liabilities were comprised of: (i) $1,248,233 in accounts payable and accrued expenses; (ii) $198,751 in notes payable and accrued interest – related party; and (iii) $152,598 in note payable, net of discount of -$0-. As of fiscal year ended March 31, 2016, our total liabilities were $1,478,906 consisting of current liabilities. Our current liabilities increased from fiscal year ended March 31, 2016 due to increase in: (i) accounts payable and accrued expenses of $184,695; and (ii) note payable and accrued interest to related party of $5,381.

Stockholders' equity (deficit) increased from a deficit of ($70,327) as at March 31, 2016 to a deficit of ($107,948) at June 30, 2016.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the three month period ended June 30, 2016, net cash flows used in operating activities was ($51,235). Net cash flows used in operating activities during the three month period ended June 30, 2016 consisted primarily of a net loss of ($51,235), which was adjusted by $193,976 in common stock issued for services, $197,824 in depreciation and amortization, $3,311 in amortization of debt issued costs and $24,460 in derivative gain adjustment. Net cash flows used in operating activities was further changed by an increase in advances/receivables of ($7,177) and a decrease in prepaid expenses of $5,667 and an increase in accounts payable and accrued expenses of $190,076.

For the three-month period ended June 30, 2015, net cash flows used in operating activities was ($381,281). Net cash flows used in operating activities during the three month period ended June 30, 2016 consisted primarily of a net loss of ($51,235).

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the three-month period ended June 30, 2016, net cash flows provided from financing activities was $51,499. Net cash flows provided by financing activities consisted of: (i) $60,000 in proceeds from issuance of stock and $39,750 from cash received from common stock subscription, which was offset by repayments of ($35,000) and ($13,251) in repayment of loan. For the three-month period ended June 30, 2015, net cash flows provided from financing activities was $357,350 consisting of $37,100 in proceeds from stock and $524,750 in proceeds from loans, which was offset by repayments of ($204,500).

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At June 30, 2016, we are obligated for unpaid officer salaries and advances of $196,251. This amount is included in accounts payable and accrued expenses.

Notes Payable

As of June 30, 2016, we are obligated on the following notes:

1.	Third Party Individual	55,326
2.	Bank Credit Line	70,708
3.	Bank Loan	26,564
	Total	$152,598

Bank Line

We have a bank credit line available up to $75,000. As of June 30, 2016, there was $4,292 of unused credit.

Interest Bearing Note

We are indebted on a note in the principal amount of $ 25,412.55 bearing interest at prime plus 5.5% to a bank with a monthly payment of $2,786 expiring in January 2017. All assets of Gel-Del are pledged as collateral.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2016 and March 31, 2015 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2016, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of the year ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2016/2017. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

Settlement Agreements

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

The shares of common stock were issued in April 2016.

Settlement of Debt

During the three-month period ended June 30, 2016, we issued a further 788,325 shares of restricted common stock at a per share price of $1.99 to satisfy further debt of $1,575,649. The shares were issued to six U.S. residents under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services

During the three-month period ended June 30, 2016, we issued a further 124,817 shares of restricted common stock at a per share price of $1.55 in consideration for services rendered valued at market of $193,976. The shares were issued to four U.S. residents under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Subscription Agreement

During the three-month period ended June 30, 2016, we issued a further 40,000 shares of restricted common stock at a per share price of $1.50 for aggregate proceeds of $60,000. The shares were issued to one U.S. resident under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investor acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

We also received $100,000 for issuance of stock in our subsidiary pursuant to a subscription agreement.

Subsequent to June 30, 2016, the Company issued 26,500 shares at a per share price of $1.50 for aggregate proceeds of $39,750 pursuant to a subscription agreement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SATEFY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

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

31

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

September 12, 2016	By:	/s/ John Lai
John Lai
	Its:	CEO, Director

September 12, 2016	By:	/s/ John Dolan
John Dolan
	Its:	Chief Financial Officer, Secretary, Treasurer, Director

33