Form 10-Q
period 2016-09-30
PetVivo Holdings, Inc.
filed 2017-09-18
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 333-141060

PetVivo Holdings Inc.
(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5251 Edina Industrial Blvd.

Edina, Minnesota 55439

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 15, 2017
Common Stock, $0.001	17,370,934

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2016

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

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	March 31,
	2016	2016
Assets:
Current Assets
Cash and Cash Equivalents	$5,515	$258
Accounts Receivable	407	-
Employee Advance	-	15,900
Prepaids	11,452	19,121
Total Current Assets	17,374	35,279

Property and Equipment:
Property & equipment	103,504	103,504
Less: accumulated depreciation	(102,875)	(102,694)
Total Fixed Assets	629	810

Other Assets:
Goodwill	-	13,407,693
Trademark and Patents-Net	2,180,000	3,245,662
Total Other Assets	2,180,000	16,653,355
Total Assets	$2,198,003	$16,689,444

Liabilities and Stockholders' Equity (Deficit):
Current Liabilities
Accounts Payable & Accrued Expenses	$1,455,395	$1,063,538
Note Payable and Accrued Interest-Related Party	196,933	193,370
Notes Payable	148,898	165,849
Convertible Notes Payable, net of discount of $0 and $3,311 at June 30, 2016 and March 31, 2016, respectively	-	31,689
Derivative Liability	-	24,460
Total Current Liabilities	1,801,226	1,478,906

Commitments and Contingencies

Stockholders' equity:
Common Stock, par value $0.001, 250,000,000 shares authorized, issued 9,021,306 and 7,700,289 outstanding at September 30, 2016 and March 31, 2016	9,022	7,931
Common stock to be issued for conversion of debt		1,576,649
Common Stock to be issued	60,000	-
Additional Paid-In Capital	30,283,661	28,224,376
Accumulated Deficit	(44,689,069)	(29,879,283)
Total Petvivo Stockholders' (Deficit) Equity	(14,336,386)	(70,327)
Noncontrolling interest	14,733,163	15,280,865
Total stockholder's equity	396,777	15,210,538
Total Liabilities and Stockholders' Equity	$2,198,003	$16,689,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Revenues	$2,907	$0	$4,916	$75,000

Cost of Revenues	-	-	-	-

Gross Profit	$2,907	$0	$4,916	$75,000

Operating Expenses:

Research and Development	69,546	47,507	75,043	104,943
General and Administration	14,673,540	139,970	15,144,805	1,167,136
Total Operating Expenses	14,743,086	187,477	15,219,848	1,272,079

Operating Loss	$(14,740,179)	$(187,477)	$(15,214,932)	$(1,197,079)

Other Income (Expense)
Gain on Settlement of Debt	-	-	24,460	154,644
Change in Fair Value of Derivatives	-	61,606	-	40,144
Interest Expense	(6,854)	(101,416)	(167,016)	(203,886)
Amortization of Issue Costs	-	(325,774)	-	(780,245)

Total Other Expense	(6,854)	(365,584)	(142,556)	(789,343)

Net Loss before taxes	$(14,747,033)	$(553,061)	$(15,357,488)	$(1,986,422)

Income Tax Provision	-	-	-	-

Net Loss	(14,747,033)	(553,061)	(15,357,488)	(1,986,422)

Net loss attributable to noncontrolling Interest	268,595	116,260	547,702	175,556

Net Loss attributable to Petvivo	$(14,478,438)	$(436,801)	$(14,809,786)	$(1,810,866)

Net loss per share- basic and diluted	$(1.60)	$(0.06)	$(1.65)	$(0.23)

Weighted average common shares outstanding- basic and diluted	9,023,564	7,795,824	8,958,410	7,791,872

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2016
(UNAUDITED)

			Additional		Non-
	Common Stock		Paid-in	Retained	controlling		Stock to be
	Shares	Amount	Capital	Earnings	Interest		Issued	Total
Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-	$		$161,255

Non-Controlling interest					16,683,000			16,683,000

Common stock issued for cash	10,600	10	37,090	-	-		-	37,100

Common stock issued for services	149,000	149	555,101		-		-	555,250

Common shares issued to settle liabiolities	70,500	71	281,929		-		-	282,000

Issuance of Gel Del Preferred stock for cash					100,005		-	100,005

Stock issued to extend debt	1,250	1	4,349					4,350

Write off of preacquisition liabilities					(423,282)			(423,282)

Exercise of Gel Del Options					195.00			195
Settlement of Derivative Liabilities			427,870				-	427,870
Stock to be issued					-		1,576,649	1,576,649
Inducement to convert debt			536,943				-	536,943
			-					-
Net Loss				(3,651,744)	(1,079,053)			(4,730,797)
Balance March 31, 2016	7,931,639	7,931	28,224,376	(29,879,283)	15,280,865		1,576,649	15,210,538

Stock issued to reduce debt	788,325	789	1,575,860				(1,576,649)	-
Stock to be issued							60,000	60,000
Stock issued for cash	66,500	67	99,683					99,750
Stock isssued for services	137,500	138	232,363					232,501
Stock issued for interest	97,342	97	151,379					151,476
Net loss			-	(14,809,786)	(547,702)			(15,357,488)

Balance September 30, 2016	9,021,306	$9,022	$30,283,661	$(44,689,069)	$14,733,163		$60,000	$396,777

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	September 30,	September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period	$(15,357,488)	$(1,986,422)
Adjustments to reconcile net loss to net cash used in
operating activities:
Non-cash Interest Expense	-	203,886
Stock issued for services	232,501	60,350
Stock issued for interest	151,476	-
Depreciation and amortization	419,982	47,851
Amortization of Debt issued costs	-0-	780,245
Goodwill and patent impairment loss	14,081,031	-
Derivative (gain) or loss adjustment	-	(40,143)
Forgiveness of debt	(24,460)	(154,644)
License	-	488,000

Changes in Operating Assets and Liabilities
Increase in Notes to Related Parties	3,563	-
Decrease in advances and receivables	(407)	-
Decrease in prepaid expense	23,570	183,461
Increase in accounts payable and accrued expenses	389,854	21,955
Net Cash Used in Operating Activities	(80,378)	(395,461)

CASH FLOWS FROM INVESTING ACTIVITIES
Change of assets - increase in patent costs	(27,478)	-
Net Cash Used in Investing Activities	(27,478)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	99,750	37,100
Proceeds from loans	7,500	524,750
Cash received from common stock subscription	60,000	-
Repayments of convertible notes	(35,000)	-
Repayments of loan	(19,137)	(204,500)
Net Cash Provided by Financing Activities	113,113	357,350

Net Increase (Decrease) in Cash	5,257	(38,111)
Cash at Beginning of Period	258	39,863
Cash at End of Period	$5,515	$1,752

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$-	$1,362,246
Shares issued as payament for acccrued salaries	$-	$282,000

The accompanying notes are an integral part of these condensed unaudited financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2016

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

Although these interim financial statements at September 30, 2016 and for the three and six months ended September 30, 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months and six months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ended March 31, 2017 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2016, included in our annual report on Form 10-K filed with the SEC.

PetVivo Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013. The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009, now known as PetVivo Holdings, Inc., and PetVivo Inc. For accounting purposes the Company is treating the merger as a reverse merger whereby the financials presented are those of the surviving entity that, which is PetVivo Holdings, Inc. The merger was completed on April 10, 2017.

PetVivo is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals.

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies. The Issuances of the shares to consummate the transaction has been finalized and the financials presented are those of the consolidated entities.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivo Inc. as well as its variable interest entity (VIE) Gel-Del Technologies, Inc. and its subsidiary, Cosmeta Corp. All intercompany accounts have been eliminated upon consolidation.

The consolidation including the VIE is included since PetVivo controls Gel-Del as well as the fact that an agreement for its acquisition has occurred.

The accounting for the acquisition of Gel-Del Technologies begun with the closing of the Security Exchange Agreement on April 10, 2015 and completed with the Agreement and Plan of Merger on April 10, 2017 was as follows:

The Company will issue 5,450,000 shares valued at market at $0.40 per share, which equaled $2,180,000 on the date of completion (April 10, 2017).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2016, and March 31, 2016, the Company had no cash equivalents.

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

(G) Patents and Trademarks

The company capitalizes direct costs for their maintenance and advancement of their patents and trademarks and amortizes these costs over a useful life of 60 months.

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

(I) Loss Per Share

In accordance with FASB ASC Topic 260, "Earnings per Share" basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

(J) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues consist of Kush product sales to veterinary clinics.

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of September 30, 2016 and March 31, 2016, due to the short-term nature of these instruments.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at September 30, 2016:

The following liabilities were measured on the condensed consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value	Change	New		Fair Value
	April 1,	in fair	Convertible		Sept. 30,
	2016	Value	Notes	Conversions	2016

Notes payable at fair value	$31,689	$3,311	$-	$(35,000)	$-

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

NOTE 3 -  RELATED PARTY PAYABLE

At September 30, 2016, the company is obligated for unpaid officer salaries and advances of $535,192.

NOTE 4 -  NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individuals	$62,826
2.	Bank Credit Line*	66,387
3.	Bank Loan	19,685
	Total	$148,898

_________

 *As of September 7, 2017, Gel-Del Technologies, Inc. was delinquent in the monthly payments of the Bank Credit Line and a Bank Credit Card through the same banking institution. The Company is in discussions with the bank regarding assuming and/or restructuring the Bank Credit Line having an outstanding balance of $50,000 and the Bank Credit Card having an outstanding balance of $10,000; both were originally incurred by Gel-Del Technologies, Inc. There are no assurances that the Company can restructure this note on favorable terms, if at all.

The Company has a bank credit line of $75,000. At September 30, 2016 there was $8,613. of unused credit. Interest is at 6.5%. As mentioned above, as of September 7, 2017, the Company is in discussions with the bank regarding assuming and/or restructuring the Bank Credit Line, which was originally incurred by Gel-Del Technologies, Inc.

The Company is indebted on a note bearing interest at prime plus 5.5% to a bank with a monthly payment of $2,786 and expiring in January, 2017. All assets of Gel-Del are pledged as collateral. On February 23, 2017, the Company paid this note in full and received a release of the collateral pledge in all assets of Gel-Del.

NOTE 5 - GOING CONCERN

As reflected in the accompanying Condensed Consolidated financial statements, the Company had no Significant revenue and had a negative equity and material losses. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Also during this period the Company received $100,000 for stock in Gel-Del pursuant to a subscription agreement.

From April 1, 2016 to June 30, 2016 the Company issued 953,142 shares of which 788,325 were issued to satisfy debt of $1,575,860, 40,000 shares will be issued for cash of 97,342 shares for interest for a market value of $151,476 and the remainder of 27,000 shares for services valued at market for $42,363.

From July 1, 2016 to September 30, 2016, the Company issued 136,525 shares of common stock in the quarter ended September 30, 2016, of which 110,025 shares were for services valued at market for $190,000, and 26,500 shares for cash of $39,750.

NOTE 7  - AGREEMENT AND PLAN OF MERGER

The Agreement and Plan of Merger was completed by the Company’s wholly-owned subsidiary, PetVivo Holdings Newco Inc. (“Newco”) and Gel-Del (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement, the Company effected a statutory merger transaction resulting in an exchange by the shareholders of Gel-Del on a pro rata basis of 100% of all outstanding Gel-Del capital stock in exchange for 5,540,000 shares of our restricted common stock, which represented approximately 30% of the total issued and outstanding shares of our common stock post-merger.

On April 10, 2017, the Merger Agreement was consummated and the Company completed the acquisition of the total issued and outstanding shares of common stock of Gel-Del from the Gel-Del shareholders. The acquisition was completed and consummated through a statutory merger between Gel-Del and NewCo, which resulted in Gel-Del being the surviving entity and becoming our wholly-owned subsidiary. The Merger Agreement became effective upon the filing with the Secretary of State of Minnesota on April 10, 2017. Upon the effectiveness of the Merger Agreement, each share of Gel-Del common stock issued and outstanding immediately prior to the consummation of the Merger Agreement was converted into the right to receive 0.788 common share of the Company. Gel-Del did not have any outstanding options, warrants or other derivative securities or rights convertible into securities.

Through this Merger Agreement, the company acquired all of Gel-Del's technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities being jointly constructed by Gel-Del and the Company in Edina, Minnesota.

In view of the Agreement and Plan of Merger, the shares of common stock were issued on or about September 5, 2017.

NOTE 8 – SUBSEQUENT EVENTS

Effective March 8, 2017, four officers/directors of the Company agreed to cash settlements in lieu of a total of $1,209,919 past due compensation owed to them by the Company and subsequently converted the cash settlements into a total of 2,100,128 restricted shares of common stock of the Company; these restricted shares were issued on June 8, 2017.

John Lai and John Dolan each agreed to cash settlements of $43,625 for $174,500 of their past due compensation, which was subsequently converted into a total of 1,308,750 restricted shares of PetVivo Holdings common stock. Regarding John Lai, his converted shares were offset and reduced by 500,000 shares incident to a former escrow arrangement, resulting in Mr. Lai receiving 154,375 shares through this transaction.

David Masters agreed to a cash settlement of $45,591.90 for $455,919 of his past due compensation and subsequently converted the cash settlement into 683,878 shares.

Randall Meyer agreed to a cash settlement of $40,500 for $405,000 of his past due compensation and subsequently converted the cash settlement into 607,500 shares.

All of the foregoing securities issuances were unregistered and made by the Company as non-public transactions, and accordingly exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

On April 10, 2017, the Company completed the acquisition of all outstanding shares of common stock of Gel-Del Technologies, Inc., a Minnesota corporation (“Gel-Del”). This acquisition was completed and closed through a statutory merger between Gel-Del and Pet-Vivo Holdings Newco, Inc., a Minnesota corporation and wholly owned subsidiary of the Company, resulting in Gel-Del being the surviving entity and becoming a wholly owned subsidiary of PetVivo (“the Merger”). The Merger became effective upon its filing with the Secretary of State of Minnesota on April 10, 2017.

Upon the effectiveness of the Merger, each share of Gel-Del common stock outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.788 common share of the Company. Gel-Del had no outstanding options, warrants or other derivative securities or rights convertible into its securities.

As a result of the Merger, the Company issued a total of 5,450,000 shares of its unregistered common stock to the pre-merger shareholders of Gel-Del common stock. The issuance of these shares of common stock of PetVivo is unregistered in reliance upon an exemption from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Effective April 10, 2017, the Stock Exchange Agreement dated November 21, 2014 between PetVivo and Gel-Del was terminated since that agreement became moot and superseded upon the effectiveness of the Merger.

On April 10 2017, the Company completed the Merger with Gel-Del and in the process recognized that the Company realized a loss of $14,081,031 due to the change in the valuation of Gel-Del capital stock received by the Company pursuant to the original Securities Exchange Agreement transaction dated November 24, 2014 and the valuation of the Gel-Del capital stock received by the Company’s upon the completion of the Merger on April 10, 2017. The completion of the Merger required the transfer of all issued capital stock in Gel-Del to the Company in exchange for 5,450,000 shares of the Company’s common stock. The closing market price per share of the Company on April 10, 2017 was $0.40 for a total aggregate stock exchange amount of $2,180,000 rather than the amount originally recorded for this securities exchange which was $16,600,000.The Company has addressed this issue by recognizing an impairment of Goodwill in the amount of $13,407,693 in the September 30, 2016 financial statements. The Company further recognized a realized loss on the sale of Gel-Del to PetVivo in the amount of $14,081,031 and a reduction in Trademarks and Patents-Net in the amount of $673,340.

On June 26, 2017, the management and Board of Directors determined that the past due compensation that was used to calculate settlement cash payments for four officers of the Company and which was subsequently converted to 2,100,128 restricted shares of common stock of the Company on March 8, 2017, was inconsistent with the accrued compensation amount recorded in the official accounting books of the Company. Therefore, the Board of Directors and four officers agreed that the cash settlements owed to each officer and corresponding number of shares issued pursuant to the Settlement Agreements be adjusted in view of the actual booked accrued compensation for the period ending December 31, 2016. The accrued compensation, settlement amounts and conversion shares granted for each of the four officers were adjusted as follows:

David Masters agreed to an adjusted cash settlement of $30,750 for $307,500 of his past due compensation and subsequently converted the adjusted cash settlement into 461,250 shares.

Randall Meyer agreed to an adjusted cash settlement of $30,750 for $307,500 of his past due compensation and subsequently converted the adjusted cash settlement into 461,250 shares.

John F. Dolan agreed to an adjusted cash settlement of $33,068.50 for $132,274 of his past due compensation and subsequently converted the adjusted cash settlement into 496,028 shares.

John Lai agreed to a cash settlement of $29,979 for $119,918 of his past due compensation and subsequently converted the adjusted cash settlement into 449,692 shares.

Effective July 17, 2017, the Board of Directors of the Company appointed Wesley C. Hayne as Chief Executive Officer (CEO) of PetVivo Holdings, Inc. to succeed John Lai who served as CEO of the Company since 2013. Concurrently, Mr. Lai was appointed President of the Company to succeed Dr. David B. Masters. The Board of Directors also approved and agreed to an Executive Employment Agreement (“Agreement”) for Mr. Hayne with certain material terms as follows: (i) Mr. Hayne shall receive a base salary of $8,000 monthly, of which $2,500 is payable to him monthly and $5,500 is earned but deferred until the Company receives capital funding in an amount of at least $1,000,000. Upon receipt of such funding, Mr. Hayne shall be paid his deferred salary he has earned plus a monthly amount based on an annual rate of at least $96,000; (ii) the initial term of employment is until May 31, 2019, with renewal for successive terms of one year each unless the parties cannot mutually agree to any extended term provisions; (iii) Mr. Hayne was granted 200,000 shares of restricted common stock of the Company as a signing bonus; (iv) the Agreement contains standard provisions for termination “for cause” upon the occurrence of certain events such as criminal conduct or material dishonesty toward the Company or material nonperformance of duties; (v) during his employment with the Company and for one year following his termination of employment for any reason, Mr. Hayne will not, anywhere in the world, directly or indirectly engage in any commercial activity in competition with the Company, and also he will not recruit or assist in the recruitment of any of the employees of the Company to leave the Company for employment by a business with which Mr. Hayne is associated or affiliated; and (vi) as an inducement for Mr. Hayne to accept the position of CEO of the Company and to continue serving the Company for his entire initial employment term, John Lai has assigned and conveyed 1,250,000 shares of Mr. Lai’s common stock of the Company for Mr. Hayne - of these shares, 50,000 shares were acquired by Mr. Hayne upon commencement of his employment as CEO of PetVivo, and the balance of 1,200,000 shares are escrowed and will vest and be acquired by Mr. Hayne ratably over his initial employment term ending on May 31, 2019.

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

We filed appropriate documents with FINRA to effect the Name Change. On April 29, 2014, our Name Change from Technologies Scan Corp to "PetVivo Holdings, Inc." was declared effective by FINRA and our common stock's trading symbol was changed to "PETV". Our cusip number is 716817 200.

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

Gel-Del Technologies Inc.

On November 21, 2014, we entered into a stock exchange agreement (the "Stock Exchange Agreement") with Gel-Del Technologies, Inc., a Minnesota corporation ("Gel-Del"). Effective April 10, 2017, the Stock Exchange Agreement was terminated based on consummation of merger between the Company and Gel-Del. Therefore, the Stock Exchange Agreement was deemed null and void and superseded by the merger agreement discussed below.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in St. Paul, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del's proprietary biomaterials that simulate a body's cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as a dermal filler for human cosmetic applications. Gel-Del’s core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body's tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

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

AGREEMENT AND PLAN OF MERGER

On March 20, 2017, we entered into an agreement and plan of merger with our wholly-owend subsidiary, PetVivo Holdings Newco Inc. (“Newco”) and Gel-Del (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement, we effected a statutory merger transaction resulting in an exchange by the shareholders of Gel-Del on a pro rata basis of 100% of all outstanding Gel-Del capital stock in exchange for 5,450,000 shares of our restricted common stock, which represented approximately 30% of the total issued and outstanding shares of our common stock post-merger.

We and Gel-Del have made customary representations, warranties and covenants in the Merger Agreement, including conducting our respective businesses in the ordinary course until consummation of the merger, not to take or engage in certain material kinds of transactions prior to consummation of the merger, and obtaining all consents and approvals necessary to complete and consummate the merger. The Merger Agreement also includes certain termination rights, including us having the right to terminate the merger if Gel-Del shareholders did not approved the merger prior to April 15, 2017.

On April 10, 2017, the Merger Agreement was consummated and we completed the acquisition of the total issued and outstanding shares of common stock of Gel-Del from the Gel-Del shareholders. The acquisition was completed and consummated through a statutory merger between Gel-Del and NewCo, which resulted in Gel-Del being the surviving entity and becoming our wholly-owned subsidiary. The Merger Agreement became effective upon the filing with the Secretary of State of Minnesota on April 10, 2017. Upon the effectiveness of the Merger Agreement, each share of Gel-Del common stock issued and outstanding immediately prior to the consummation of the Merger Agreement was converted into the right to receive 0.798 common share of the Company. Gel-Del did not have any outstanding options, warrants or other derivative securities or rights convertible into securities.

In accordance with this merger transaction, we acquired all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities being jointly constructed in Edina, Minnesota.

Reason For Merger Agreement

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

The company is planning to aggressively launch its lead product Kush™ Canine in Q4 2017. Kush™ Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

Our product launch schedule includes at least two additional product releases in 2017 and 2018. Our Kush Equine device for the treatment of equine lameness related to or impacting synovial joints is scheduled for launch in Q4 2017. The Kush Equine product has similar features and benefits as our Kush Canine device. In addition to being a treatment for osteoarthritis, the joint cushioning and lubricity effects of our devices have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits). We anticipate launching our Kush Digital Cushion (DC) device for the treatment of navicular disease in 2018.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of social media educating and informing the pet owners, and in Europe and rest of world through commercial partners.

Most veterinarians in the United States buy a majority of their equipment and supplies from one of six veterinary products distributors. Combined these six distributors deliver more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our products are expected to generate significant consumer response.

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

	For Six Month Period Ended Sept 30, 2016	For Six Month Period Ended Sept 30, 2015

Revenues	$4,916	75,000

Total Operating Expenses	15,219,848	1,272,079

Total Other Expense	(142,556)	(789,343)

Net loss	$(15,357,488)	(1,986,422)

Net loss attributable to non-controlling interest	$547,702	175,556

Net loss attributable to PetVivo	$(14,809,786)	(1,810,866)

For Six Month Period Ended September 30, 2016 Compared to Six Month Period Ended September 30, 2015

Total Revenues. For the six-month periods ended September 30, 2016 and September 30, 2015, revenues decreased from $75,000 to $4,916. For the six-month periods ended September 30, 2016 and September 30, 2015, we did not generate any cost of sales. Revenues consist of Kush product sales to veterinary clinics.

Operating Expenses. Operating expenses for the six-month period ended September 30, 2016 were $15,219,848 compared to $1,272,079 for the six-month period ended September 30, 2015, an increase of $13,947,769. For the six-month period ended September 30, 2016, we incurred: (i) research and development of $75,043 (2015: $104,943); and (ii) general and administrative of $15,144,805 (2015: $1,167,136). The major differences in general and administrative expenses were reductions in 2016 related to reductions in Goodwill and Trademarks and Patents-Net. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Operating expenses increased during the six-month period ended September 30, 2016 compared to September 30, 2015 due to the increase in general and administrative costs of $13,977,699, which was primarily related to decreases in Goodwill and Trademarks and Patents-Net. Our research and development also decreased by $29,900.

We consummated the Merger Agreement with Gel-Del and in the process recognized that we realized a loss of $14,081,031 due to the change in the valuation of Gel-Del capital stock received by us pursuant to the original Securities Exchange Agreement transaction dated November 24, 2014 and the valuation of the Gel-Del capital stock received by us upon the completion of the Merger Agreement on April 10, 2017. The completion of the Merger Agreement required the transfer of all issued capital stock in Gel-Del to us in exchange for 5,450,000 shares of our common stock. The closing market price per share of our common stock on April 10, 2017 was $0.40 for a total aggregate stock exchange amount of $2,180,000 rather than the amount originally recorded for the Stock Exchange Agreement, which was $16,600,000. We addressed this issue by recognizing an impairment of Goodwill in the amount of $13,407,693. We further recognized a realized loss on the sale of Gel-Del to PetVivo in the amount of $14,081,031 and a reduction in Trademarks and Patents-Net in the amount of $673,340.

Thus, our operating loss for the six-month period ended September 30, 2016 was ($15,214,932) compared to an operating loss of ($1,197,079) for the six-month period ended September 30, 2015, an increase of $14,017,853.

Other Income (Expenses). Other expenses for the six-month period ended September 30, 2016 were $142,556 compared to a loss of $789,343 during the six-month period ended September 30, 2015. Other expenses consisted of: (i) gain on settlement of debt of $24,460 (2015: $154,644); (ii) change in fair value of derivatives of $-0- (2015: ($40,144)); (iii) interest expense of ($167,016) (2015: ($203,866)); and (iv) amortization of issue costs of -0- (2015: ($780,245)).

Net Loss. Therefore, our net loss for the six-month period ended September 30, 2016 was ($15,357,485) as compared to a net loss of ($1,986,422) for the six-month period ended September 30, 2015. Based primarily on our decrease in operating expenses during the six-month period ended September 30, 2016, our net loss increased also based on the increase of other expenses primarily due to the reduction of Goodwill in the amount of $13,407,693.

During the six-month period ended September 30, 2016, we further incurred a loss of $547,702 (2015: $175,556) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the six-month period ended September 30, 2016 was ($14,809,786) or ($1.65) per share compared to net loss attributable to PetVivo during the six-month period ended September 30, 2015 of ($1,810,866) or ($0.23) per share. The weighted average number of shares outstanding during the six-month period ended September 30, 2016 was 8,958,410 compared to 7,791,872 for the six-month period ended September 30, 2015.

For Three Month Period Ended September 30, 2016 Compared to Three Month Period Ended September 30, 2015

Total Revenues. For the three-month periods ended September 30, 2016 and September 30, 2015, revenues increased from $-0- to $2,907. For the three-month periods ended September 30, 2016 and September 30, 2015, we did not generate any cost of sales.

Operating Expenses. Operating expenses for the three-month period ended September 30, 2016 were $14,743,086 compared to $187,477 for the three-month period ended September 30, 2015, an increase of $14,555,609. For the three-month period ended September 30, 2016, we incurred: (i) research and development of $69,546 (2015: $47,507); and (ii) general and administrative of $14,673,540 (2015: $139,970). The major differences in general and administrative expenses were reductions in 2016 for reductions related to reductions in Goodwill and Trademarks and Patents-Net. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Operating expenses increased during the three-month period ended September 30, 2016 compared to September 30, 2015 due to the increase in general and administrative costs of $14,533,570, which was primarily related to decreases in Goodwill and Trademarks and Patents-Net. Our research and development also decreased by $22,039.

We consummated the Merger Agreement with Gel-Del and in the process recognized that we realized a loss of $14,081,031 due to the change in the valuation of Gel-Del capital stock received by us pursuant to the original Securities Exchange Agreement transaction dated November 24, 2014 and the valuation of the Gel-Del capital stock received by us upon the completion of the Merger Agreement on April 10, 2017. The completion of the Merger Agreement required the transfer of all issued capital stock in Gel-Del to us in exchange for 5,450,000 shares of our common stock. The closing market price per share of our common stock on April 10, 2017 was $0.40 for a total aggregate stock exchange amount of $2,180,000 rather than the amount originally recorded for the Stock Exchange Agreement, which was $16,600,000. We addressed this issue by recognizing an impairment of Goodwill in the amount of $13,407,693. We further recognized a realized loss on the sale of Gel-Del to PetVivo in the amount of $14,081,031 and a reduction in Trademarks and Patents-Net in the amount of $673,340.

Thus, our operating loss for the three-month period ended September 30, 2016 was ($14,740,179) compared to an operating loss of ($187,477) for the three-month period ended September 30, 2015, an increase of $14,552,702.

Other Income (Expenses). Other expenses for the three-month period ended September 30, 2016 were ($6,854) compared to other expenses of ($365,584) during the three-month period ended September 30, 2015. Other expenses consisted of: (i) change in fair value of derivatives of $-0- (2015: $61,606); (ii) interest expense of ($6,854) (2015: ($101,416)); and (iii) amortization of issue costs of -0- (2015: ($325,774)).

Net Loss. Therefore, our net loss for the three-month period ended September 30, 2016 was ($14,747,033) as compared to a net loss of ($533,061) for the three-month period ended September 30, 2015. Based primarily on our decrease in operating expenses during the three-month period ended September 30, 2016, our net loss increased also based on the increase of other expenses primarily due to the reduction of Goodwill in the amount of $13,407,693.

During the three-month period ended September 30, 2016, we further incurred a loss of $268,595 (2015: $116,260) relating to a loss attributable to non-controlling interest. Thus, our net loss attributable to PetVivo during the three-month period ended September 30, 2016 was ($14,478,438) or ($1.60) per share compared to net loss attributable to PetVivo during the three-month period ended September 30, 2015 of ($436,801) or ($0.06) per share. The weighted average number of shares outstanding during the three-month period ended September 30, 2016 was 9,023,564 compared to 7,795,824 for the three-month period ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Six Month Period Ended September 30, 2016

As of September 30, 2016, our current assets were $17,374 and our current liabilities were $1,801,226, which resulted in a working capital deficit of $1,783,852.

As of September 30, 2016, our current assets were comprised of: (i) $5,515 in cash and cash equivalents; (ii) $407 in accounts receivable; (iii) $-0- in employee advance; and (iv) $11,452 in prepaids. As of September 30, 2016, our total assets were $2,198,003 comprised of: (i) current assets of $17,374; (ii) fixed assets of $629, which consisted of property and equipment of $103,504 less accumulated depreciation of $102,875); and (iii) other assets of $2,180,000, which consisted of goodwill of $-0- and trademark and patents – net of $2,180,000. Our total assets decreased from fiscal year ended March 31, 2016 of $14,491,441 predominantly due to a decrease in recognition of goodwill in the amount of $13,407,693 and decrease in valuation of trademark and patents – net of $1,065,662.

As of September 30, 2016, our current liabilities were comprised of: (i) $1,455,395 in accounts payable and accrued expenses; (ii) $196,933 in notes payable and accrued interest – related party; and (iii) $148,898 in notes payable. As of fiscal year ended March 31, 2016, our total liabilities were $1,478,906 consisting of current liabilities. Our current liabilities increased from fiscal year ended March 31, 2016 predominantly due to increase in: (i) accounts payable and accrued expenses of $391,857; and (ii) a decrease of note payable and accrued interest to related party of $69,537.

Stockholders' equity (deficit) increased from a deficit of ($70,327) as at March 31, 2016 to a deficit of ($14,336,386) at September 30, 2016.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the six-month period ended September 30, 2016, net cash flows used in operating activities was ($80,378). Net cash flows used in operating activities during the six-month period ended September 30, 2016 consisted primarily of a net loss of ($15,357,488), which was adjusted by $232,501 in common stock issued for services, $151,476 in stock issued for interest, $419,982 in depreciation and amortization, 0 in amortization of debt issued costs, $14,081,031 goodwill and patent impairment loss, and $24,460 in forgiveness of debt. Net cash flows used in operating activities was further changed by a decrease in advances/receivables of ($407), an increase in prepaid expenses of $23,570, an increase in notes to related parties of $3,563, and in accounts payable and accrued expenses of $389,854.

For the six-month period ended September 30, 2015, net cash flows used in operating activities was ($395,461). Net cash flows used in operating activities during the six-month period ended September 30, 2015 consisted primarily of a net loss of ($1,986,422), which was adjusted by $203,886 in Interest Expense, $60,350 in common stock issued for services, $47,851 in depreciation and amortization, $780,245 in amortization of debt issued costs, ($40,143) in derivative (gain) loss adjustment, ($154,644) in forgiveness of debt, and $488,000 in license. Net cash flows used in operating activities was further changed by a decrease in prepaid expenses of $183,461 and an increase in accounts payable and accrued expenses of $21,955.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the six-month period ended September 30, 2016, net cash flows provided from financing activities was $113,113. Net cash flows provided by financing activities consisted of: (i) $99,750 in proceeds from issuance of stock, $7,500 in proceeds from loans, and (ii) $60,000 from cash received from common stock subscription, which was offset by repayments of ($35,000) and ($19,137) in repayment of loans. For the six-month period ended September 30, 2015, net cash flows provided from financing activities was $357,350 consisting of $37,100 in proceeds from stock and $524,750 in proceeds from loans, which was offset by repayments of ($204,500).

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At September 30, 2016, we are obligated for unpaid officer salaries and advances of $535,192. This amount is included in accounts payable and accrued expenses.

Notes Payable

As of September 30, 2016, we are obligated on the following notes:

1.	Third Party Individual	62,826
2.	Bank Credit Line*	66,387
3.	Bank Loan	19,685
	Total	$148,898

_________

*As of September 7, 2017, Gel-Del Technologies, Inc. was delinquent in the monthly payments of the Bank Credit Line and a Bank Credit Card through the same banking institution. The Company is in discussions with the bank regarding assuming and/or restructuring the Bank Credit Line having an outstanding balance of $50,000 and the Bank Credit Card having an outstanding balance of $10,000; both were originally incurred by Gel-Del Technologies, Inc. There are no assurances that the Company can restructure this note on favorable terms, if at all.

Bank Credit Line

We have a bank credit line available up to $75,000. As of September 30, 2016, there was $8,613 of unused credit. As mentioned above, as of September 7, 2017, the Company is in discussions with the bank regarding assuming and/or restructuring the Bank Credit Line, which was originally incurred by Gel-Del Technologies, Inc.

Interest Bearing Note

We are indebted on a note in the principal amount of $19,684 bearing interest at prime plus 5.5% to a bank with a monthly payment of $2,786 expiring in January 2017. All assets of Gel-Del are pledged as collateral. On February 23, 2017, the Company paid this note in full and received a release of the collateral pledge in all assets of Gel-Del.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2016, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

AUDIT COMMITTEE

Our board of directors has not established an audit committee. The respective role of an audit committee has been conducted by our board of directors. We intend to establish an audit committee during the fiscal year 2017/2018. When established, the audit committee's primary function will be to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee's primary duties and responsibilities will be to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management's establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

The shares of common stock were physically issued in April 2016.

Settlement of Debt

During the six-month period ended September 30, 2016, we issued a further 788,325 shares of restricted common stock at a per share price of $1.99 to satisfy further debt of $1,575,860. The shares were issued to six U.S. residents under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Interest

During the six-month period ended September 30, 2016, we issued a further 97,342 shares of restricted common stock at a per share price of $1.55 in consideration for interest paid in the settlement of debt rendered valued at market of $151,476. The shares were issued to one U.S. resident under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services

During the six-month period ended September 30, 2016, we issued a further 137,500 shares of restricted common stock at a per share price of $1.69 in consideration for services rendered valued at market of $232,501. The shares were issued to four U.S. residents under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Subscription Agreement

During the six-month period ended September 30, 2016, we issued a further 66,500 shares of restricted common stock at a per share price of $1.50 for aggregate proceeds of $99,750. The shares were issued to one U.S. resident under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investor acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Merger Agreement

Our Board of Directors authorized the execution of the Merger Agreement pursuant to which an aggregate of 5,540,000 shares of our restricted common stock were issued at a per share price of $0.40. Therefore, on March 20, 2017, our Board of Directors authorized the issuance of 5,540,000 shares of common stock to the shareholders of Gel-Del. The shares were issued pursuant to an exemption from registration under Section 4(2) under the Securities Act of 1933, as amended. The shares were issued in private transaction to the shareholders of Gel-Del. The Gel-Del shareholders had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to their respective acquisitions of our securities. The Gel-Del shareholders were aware that the shares of common stock offered had not been registered under the Securities Act or under any state securities laws and could not be re-offered or re-sold without registration with the SEC or without an applicable exemption from the registration requirements. The Gel-Del shareholders understood the economic risk of an investment in our securities.

As of the date of this Quarterly Report, the shares are being issued by our transfer agent.

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

10.5

12% Convertible Debenture of $100,000 between Technologies Scan Corp. and 6287182 Canada Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2013.

31

10.6

12% Convertible Debenture of $50,000 between Technologies Scan Corp. and Brevets Futek MSM Ltee. incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2013.

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

10.19

Agreement and Plan of Merger dated March 20, 2017 among PetVivo Holdings, Inc., PetVivo Holdings NewCo, Inc., and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

10.20	Securities Purchase Agreement dated February 11, 2015 between PetVivo Holdings Inc. and Gemini Master Fund Ltd. *
16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Schema**
101.CAL	XBRL Taxonomy Calculation Linkbase**
101.DEF	XBRL Taxonomy Definition Linkbase**
101.LEB	XBRL Taxonomy Label Linkbase**
101.PRE	XBRL Taxonomy Presentation Linkbase**
______________

* Filed herewith.

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 18, 2017	By:	/s/ John Lai
John Lai
	Its:	President, Director

September 18, 2017	By:	/s/ John Dolan
John Dolan
	Its:	General Counsel, Secretary, Treasurer, Director

33