Form 10-Q
period 2016-12-31
PetVivo Holdings, Inc.
filed 2017-10-16
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 25, 2017
Common Stock, $0.001	17,340,934

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2016

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

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
UNAUDITED

	December 31,	March 31,
	2016	2016
Assets:

Current Assets
Cash and Cash Equivalents	$3,089	$258
Accounts Receivable	163	-
Employee Advance	-	15,900
Prepaids	13,731	19,121
Total Current Assets	16,983	35,279

Property and Equipment:
Property & equipment	103,504	103,504
Less: accumulated depreciation	(102,965)	(102,694)
Total Fixed Assets	539	810

Other Assets:
Goodwill	-	13,407,693
Trademark and Patents-Net	2,020,458	3,245,662
Total Other Assets	2,020,458	16,653,355
Total Assets	$2,037,980	$16,689,444

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts Payable & Accrued Expenses	$1,655,292	$1,063,538
Note Payable and Accrued Interest-Related Party	203,297	193,370
Notes Payable	155,106	165,849
Convertible Notes Payable, net of discount of $0 and $3,311 at
December 31, 2016 and March 31, 2016, respectively	-	31,689
Derivative Liability	-	24,460
Total Current Liabilities	2,013,695	1,478,906

Commitments and Contingencies

Stockholders' equity:
Common Stock, par value $0.001, 250,000,000 shares authorized, issued 9,021,306 and 7,931,639 outstanding at December 31, 2016 and March 31, 2016	9,022	7,931
Common Stock to be issued	60,200	1,576,649
Additional Paid-In Capital	30,418,061	28,224,376
Accumulated Deficit	(44,971,069)	(29,879,283)
Total Petvivo Stockholders' (Deficit) Equity	(14,483,786)	(70,327)
Noncontrolling interest	14,508,071	15,280,865
Total stockholder's equity	24,285	15,210,538
Total Liabilities and Stockholders' Equity	$2,037,980	$16,689,444

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2016	2015	2016	2015

Revenues	$2,163	$-	$7,079	$75,000

Cost of Revenues	-		-	-

Gross Profit	$2,163	$-	$7,079	$75,000

Operating Expenses:

Research and Development	42,192	40,910	117,235	145,853
General and Administration	458,508	280,696	15,603,313	1,447,832
Total Operating Expenses	500,700	321,606	15,720,548	1,593,685

Operating Loss	$(498,537)	$(321,606)	$(15,713,469)	$(1,518,685)

Other Income (Expense)
Gain on Settlement of Debt	-		24,460	154,644
Change in Fair Value of Derivatives	-	63,709	-	103,853
Interest Expense	(8,555)	(56,868)	(175,571)	(260,754)
Amortization of Issue Costs	-	(168,150)	-	(948,395)
Total Other Expense	(8,555)	(161,309)	(151,111)	(950,652)

Net Loss before taxes	$(507,092)	$(482,915)	$(15,864,580)	$(2,469,337)

Income Tax Provision	-	-	-	-

Net Loss	(507,092)	(482,915)	(15,864,580)	(2,469,337)

Net loss attributable to noncontrolling Interest	225,092	90,982	772,794	266,538

Net Loss attributable to Petvivo	$(282,000)	$(391,933)	$(15,091,786)	$(2,202,799)

Net Loss per share- basic and diluted	$(0.03)	$(0.05)	$(1.68)	$(0.28)

Weighted average common shares outstanding- basic and diluted	9,081,482	7,819,846	9,000,488	7,838,685

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
FOR THE NINE MONTHS ENDED DECEMBER 31, 2016
(UNAUDITED)

			Additional		Non-	Stock
	Common Stock		Paid-in	Retained	controlling	to be
	Shares	Amount	Capital	Earnings	Interest	Issued	Total

Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-		$161,255

Non-Controlling interest					16,683,000		$16,683,000

Common stock issued for cash	10,600	10	37,090	-	-	-	$37,100

Common stock issued for services	149,000	149	555,101		-	-	$555,250

Common shares issued to settle liabiolities	70,500	71	281,929		-	-	$282,000

Issuance of Gel Del Preferred stock for cash					100,005	-	$100,005

Stock issued to extend debt	1,250	1	4,349				$4,350

Write off of preacquisition liabilities					(423,282)		$(423,282)
			-				$-
Exercise of Gel Del Options					$195		$195
Settlement of Derivative Liabilities			427,870			-	$427,870
Stock to be issued					-	1,576,649	$1,576,649
Inducement ot convert debt			536,943			-	$536,943

Net Loss				(3,651,744)	(1,079,053)		(4,730,797)
Balance March 31, 2016	7,931,639	7,931	28,224,376	(29,879,283)	15,280,865	1,576,649	15,210,538

Stock issued to reduce debt	788,325	789	1,575,860			(1,576,649)	$-
Stock to be issued						$60,200	$60,200
Stock issued for cash	66,500	67	99,684				$99,751
Stock isssued for services	137,500	138	232,362				$232,500
Stock issued for interest	97,342	97	151,379				$151,476
Warrants issued for services			134,400				$134,400
Net loss			-	(15,091,786)	(772,794)		$(15,864,580)

Balance December 31, 2016	9,021,306	$9,022	$30,418,061	$(44,971,069)	$14,508,071	$60,200	$24,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	December 31,	December 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss for the period	$(15,864,580)	$(2,469,337)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash consulting expense	134,400	-
Stock issued for services	232,500	474,503
Stock issued for interest	151,476	-
Depreciation and amortization	583,966	65,532
Amortization of Debt issued costs	-	948,395
Goodwill and patent impairment loss	14,081,031	-
Derivative (gain) or loss adjustment	-	(103,853)
Forgiveness of debt	(24,460)	(154,644)
License	-	488,000

Changes in Operating Assets and Liabilities

Increase (Decrease) in advances and receivables	15,900	(15,500)
Increase (Decrease) in prepaid expense	5,390	(60,221)
Increase in accounts payable and accrued expenses	596,423	397,601
Net Cash Used in Operating Activities	(87,954)	(429,524)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in patent costs	(31,833)	-
Net Cash (Used in) Provided by Investing Activities	(31,833)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock	99,750	100,005
Increase in notes from related parties	4,305	-
Proceed from convertible notes	-	524,750
Proceeds from loans	12,500	-
Cash received from common stock subscription	60,200	-
Repayments of convertible notes	(35,000)	-
Repayments of loan	(19,137)	(210,505)
Net Cash Provided by Financing Activities	122,618	414,250

Net Increase (Decrease) in Cash	2,831	(15,274)
Cash at Beginning of Period	258	39,863
Cash at End of Period	$3,089	$24,589

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$1,576,649	$1,362,246
Shares issued as payament for acccrued salaries	$-	$282,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2016

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

Although these interim financial statements at December 31, 2016 and for the three and nine months ended December 31, 2016 and 2015 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal and normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months and nine months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ended March 31, 2017 or for any future period.

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

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies, Inc. On April 10, 2017, the Company finalized the acquisition of Gel-Del Technologies, Inc.

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

The accounting for the acquisition of Gel-Del Technologies, begun with the closing of the Security Exchange Agreement on April 10, 2015 and completed with the Agreement and Plan of Merger on April 10, 2017, at which time the Company issued 5,450,000 shares valued at market at $0.40 per share, which equaled $2,180,000 on the date of completion (April 10, 2017).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2016 and March 31, 2016, the Company had no cash equivalents.

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

(H) Loss Per Share

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

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 605, "Revenue Recognition". In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues consist of Kush product sales to veterinary clinics

(J) Research and Development

The Company expenses research and development costs as incurred.

(K) Fair Value of Financial Instruments

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

The Company's financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company's financial instruments approximates their fair value as of December 31, 2016 and March 31, 2016, due to the short-term nature of these instruments.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2016.

The following liabilities were measured on the condensed consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

	Fair Value	Change	New		Fair Value
	April 1,	in fair	Convertible		Dec. 31,
	2016	Value	Notes	Payment	2016

Notes payable at fair value	$31,689	$3,311	$-	$(35,000)	$-

(L)Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update "ASU" 2014-15 on "Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern". Currently, there is no guidance in U.S. GAAP about management's responsibility to evaluate whether there is substantial doubt about an entity's ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments, effective for fiscal years beginning after December 15, 2016, require management to assess an entity's ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management's plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management's plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

In April of 2016 the Company’s sole convertible debenture was paid in full for $35,000.

NOTE 3 - RELATED PARTY PAYABLE

At December 31, 2016, the company is obligated for unpaid officer salaries and advances of $674,692.

NOTE 4 - NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individuals	67,826
2.	Bank Credit Line*	67,595
3.	Bank Loan	19,685
	Total	$155,106

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

The Company has a bank credit line of $75,000 At December 31, 2016 there was $7,405. of unused credit. Interest is at 6.5%. As mentioned above, as of September 7, 2017, the Company is in discussions with the bank regarding assuming and/or restructuring the Bank Credit Line, which was originally incurred by Gel-Del Technologies, Inc.

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

From April 1, 2016 to June 30, 2016 the Company issued 953,142 shares of which 788,325 were issued to satisfy debt of $1,575,860, 40,000 shares for cash of $60,000, 97,432 shares for interest for a market value of $151,476 and the remainder of 27,000 shares for services valued at market for $42,363.

From July 1, 2016 to September 30, 2016, the Company issued 136,525 shares of common stock in the quarter ended September 30, 2016, of which 110,025 shares were for services valued at market for $190,000, and 26,500 shares for cash of $39,750.

From October 1, 2016 to December 31, 2016, the Company issued -0- shares of common stock in the quarter ended December 31, 2016, of which -0- shares were for services valued at market for $-0-, and -0- shares for cash of $-0-.

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

In view of the completion of the Agreement and Plan of Merger, the shares of common stock were issued on or about September 5, 2017.

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

License Agreement

On August 2, 2013, we entered into a licensing agreement with Gel-Del (the "License Agreement"), pursuant to which Gel-Del intended to engage in the manufacture and supply of products derived from technology, including protein based biomaterials and devices which management believes will be beneficial for the veterinary treatment of animals having joint afflictions. We previously paid to Gel-Del an aggregate $488,000. As of the date of this Quarterly Report, the License Agreement was cancelled based upon the execution and terms and provisions of the Stock Exchange Agreement.

AGREEMENT AND PLAN OF MERGER

On March 20, 2017, we entered into an agreement and plan of merger with our wholly-owned subsidiary, PetVivo Holdings Newco Inc. (“Newco”) and Gel-Del (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement, we effected a statutory merger transaction resulting in an exchange by the shareholders of Gel-Del on a pro rata basis of 100% of all outstanding Gel-Del capital stock in exchange for 5,450,000 shares of our restricted common stock, which represented approximately 30% of the total issued and outstanding shares of our common stock post-merger.

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

Company Overview

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

Using industry sources we estimate osteoarthritis afflicts 20 million owned dogs in the United States and the European Union, making canine osteoarthritis a $2.3 billion market opportunity. See Johnston, Spencer A. "Osteoarthritis. Joint anatomy, physiology, and pathobiology." The Veterinary clinics of North (1997): 699-723; http://www.humanesociety.org/issues/petoverpopulation/facts/pet_ownership_statistics.html; and http://www.americanpetproducts.org/press_industrytrends.asp.

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

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease each year, making the equine lameness and navicular disease market an annual opportunity worth $600 million. See Kane, Albert J., Josie Traub-Dargatz, Willard C. Losinger, and Lindsey P. Garber; "The occurrence and causes of lameness and laminitis in the US horse population " Proc Am Assoc Equine Pract. San Antonio (2000): 277-80; Seitzinger, Ann Hillberg, J. L. Traub-Dargatz, A. J. Kane, C. A. Kopral, P. S. Morley, L. P. Garber, W. C. Losinger, and G. W. Hill. "A comparison of the economic costs of equine lameness, colic, and equine protozoal myeloencephalitis (EPM)." In Proceedings, pp. 1048-1050. 2000; and Kilby, E. R. 10 CHAPTER, The Demographics of the U.S. Equine Population, The State of the Animals IV: 2007.

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

Most veterinarians in the United States buy a majority of their equipment and supplies from one of six veterinary products distributors. Combined, these six distributors deliver more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our products are expected to generate significant consumer response.

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

Going Concern

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

	For Nine Month Period Ended Dec 31, 2016	For Nine Month Period Ended Dec 31, 2015

Revenues	$7,079	75,000

Total Operating Expenses	15,720,548	1,593,685

Total Other Income (Expense)	(151,111)	(950,652)

Net (loss)	$(15,864,580)	(2,469,337)

Net loss attributable to non-controlling interest	$772,794	266,538

Net loss attributable to PetVivo	$(15,091,786)	(2,202,799)

For Nine Month Period Ended December 31, 2016 Compared to Nine Month Period Ended December 31, 2015

Total Revenues. For the nine-month periods ended December 31, 2016 and December 31, 2015, revenues decreased from $75,000 to $7,079. For the nine-month periods ended December 31, 2016 and December 31, 2015, we did not generate any cost of sales. Revenues consist of Kush product sales to veterinary clinics.

Operating Expenses. Operating expenses for the nine-month period ended December 31, 2016 were $15,720,548 compared to $1,593,685 for the nine-month period ended December 31, 2015, an increase of $14,126,863. For the nine-month period ended December 31, 2016, we incurred: (i) research and development of $117,235 (2015: $145,853); and (ii) general and administrative of $15,603,313 (2015: $1,447,832). The major differences in general and administrative expenses were reductions in 2016 related to reductions in Goodwill and Trademarks and Patents-Net. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Operating expenses increased during the nine-month period ended December 31, 2016 compared to December 31, 2015 due to the increase in general and administrative costs of $14,155,481, which was primarily related to decreases in Goodwill and Trademarks and Patents-Net. Our research and development also decreased by $28,618.

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

Thus, our operating loss for the nine-month period ended December 31, 2016 was ($15,713,469) compared to an operating loss of ($1,518,685) for the nine-month period ended December 31, 2015, an increase of $14,194,784.

Other Income (Expenses). Other income (expense) for the nine-month period ended December 31, 2016 were ($151,111) compared to other income (expenses) of ($950,652) during the nine-month period ended December 31, 2015. Other expenses consisted of: (i) gain on settlement of debt of $24,460 (2015: $154,644); (ii) change in fair value of derivatives of $-0- (2015: ($103,853)); (iii) interest expense of ($175,571) (2015: ($260,754)); and (iv) amortization of issue costs of $-0- (2015: ($948,395)).

Net Loss. Therefore, our net loss for the nine-month period ended December 31, 2016 was ($15,864,580) as compared to a net loss of ($2,469,337) for the nine-month period ended December 31, 2015. Based both on our decrease in operating expenses during the nine-month period ended December 31, 2016, our net loss increased also based on the increase of other expenses primarily due to the reduction of Goodwill in the amount of $13,407,693.

During the nine-month period ended December 31, 2016, the loss attributable to non-controlling interest was $772,794 (2015: $266,538). Thus, our net loss attributable to PetVivo during the nine-month period ended December 31, 2016 was ($15,091,786) or ($1.68) per share compared to net loss attributable to PetVivo during the nine-month period ended December 31, 2015 of ($2,202,799) or ($0.28) per share. The weighted average number of shares outstanding during the nine-month period ended December 31, 2016 was 9,000,488 compared to 7,838,685 for the nine-month period ended December 31, 2015.

For Three Month Period Ended December 31, 2016 Compared to Three Month Period Ended December 31, 2015

Total Revenues. For the three-month periods ended December 31, 2016 and December 31, 2015, revenues increased from $-0- to $2,163. For the three-month periods ended December 31, 2016 and December 31, 2015, we did not generate any cost of sales.

Operating Expenses. Operating expenses for the three-month period ended December 31, 2016 were $500,700 compared to $321,606 for the three-month period ended December 31, 2015, an increase of $179,094. For the three-month period ended December 31, 2016, we incurred: (i) research and development of $42,192 (2015: $40,910); and (ii) general and administrative of $458,508 (2015: $280,696). The major differences in general and administrative expenses were increases in 2016 related to the recognition of a derivative value for warrants granted for consulting services on August 5, 2015. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs. Operating expenses increased during the three-month period ended December 31, 2016 compared to December 31, 2015 due to the increase in general and administrative costs of $177,812, which was primarily related to increases in consulting services costs, salaries and depreciation. Our research and development also increased by $1,282.

Our operating loss for the three-month period ended December 31, 2016 was ($498,537) compared to an operating loss of ($321,606) for the three-month period ended December 31, 2015, an increase of $176,931.

Other Income (Expenses). Other expenses for the three-month period ended December 31, 2016 were ($8,555) compared to other expenses of ($161,309) during the three-month period ended December 31, 2015. Other expenses consisted of: (i) change in fair value of derivatives of $-0- (2015: $63,709); (ii) interest expense of ($8,555) (2015: ($56,868)); and (iii) amortization of issue costs of $-0- (2015: ($168,150)).

Net Loss. Therefore, our net loss for the three-month period ended December 31, 2016 was ($507,092) as compared to a net loss of ($482,915) for the three-month period ended December 31, 2015. Based on our decrease in other income expenses during the three-month period ended December 31, 2016, our net loss decreased also based on the decrease of General and Administration in the amount of $177,812.

During the three-month period ended December 31, 2016, the loss attributable to non-controlling interest was $225,092 (2015: $90,982). Thus, our net loss attributable to PetVivo during the three-month period ended December 31, 2016 was ($282,000) or ($0.03) per share compared to net loss attributable to PetVivo during the three-month period ended December 31, 2015 of ($391,933) or ($0.05) per share. The weighted average number of shares outstanding during the three-month period ended December 31, 2016 was 9,081,482 compared to 7,819,846 for the three-month period ended December 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

Nine Month Period Ended December 31, 2016

As of December 31, 2016, our current assets were $16,983 and our current liabilities were $2,013,695, which resulted in a working capital deficit of $1,996,712.

As of December 31, 2016, our current assets were comprised of: (i) $3,089 in cash and cash equivalents; (ii) $163 in accounts receivable; (iii) $-0- in employee advance; and (iv) $13,731 in prepaids. As of December 31, 2016, our total assets were $2,037,980 comprised of: (i) current assets of $16,983; (ii) fixed assets of $539, which consisted of property and equipment of $103,504 less accumulated depreciation of $102,965); and (iii) other assets of $2,020,458, which consisted of goodwill of $-0- and trademark and patents – net of $2,020,458. Our total assets for year ended March 31, 2016 decreased from fiscal year ended March 31, 2015 by $14,651,444 predominantly due to a decrease in recognition of goodwill in the amount of $13,407,693 and decrease in valuation of trademark and patents – net of $1,225,204.

As of December 31, 2016, our current liabilities were comprised of: (i) $1,655,292 in accounts payable and accrued expenses; (ii) $203,297 in notes payable and accrued interest – related party; and (iii) $155,106 in notes payable. As of fiscal year ended March 31, 2016, our total liabilities were $1,478,906 consisting of current liabilities. Our current liabilities increased from fiscal year ended March 31, 2016 predominantly due to increase in: (i) accounts payable and accrued expenses of $591,754; and (ii) note payable and accrued interest to related party of $9,927.

Stockholders' equity (deficit) increased from a deficit of ($70,327) at March 31, 2016 to a deficit of ($14,483,786) at December 31, 2016.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the nine-month period ended December 31, 2016, net cash flows used in operating activities was ($87,954). Net cash flows used in operating activities during the nine-month period ended December 31, 2016 consisted primarily of a net loss of ($15,864,580), which was adjusted by $134,400 in non-cash consulting expense, $232,500 in common stock issued for services, $151,476 in stock issued for interest, $583,966 in depreciation and amortization, $-0- in amortization of debt issued costs, 14,081,031 Goodwill and patent impairment loss, and ($24,460) in forgiveness of debt. Net cash flows used in operating activities was further changed by an increase in advances/receivables of $15,900, and in prepaid expenses of $5,390 and an increase in accounts payable and accrued expenses of $596,423.

For the nine-month period ended December 31, 2015, net cash flows used in operating activities was ($429,524). Net cash flows used in operating activities during the nine-month period ended December 31, 2015 consisted primarily of a net loss of ($2,469,337), which was adjusted by $474,503 in common stock issued for services, $65,532 in depreciation and amortization, $948,395 in amortization of debt issued costs, ($103,853) in derivative (gain) loss adjustment, ($154,644) in forgiveness of debt, and $488,000 in license. Net cash flows used in operating activities was further changed by a decrease in advances and receivables of (15,500), a decrease in prepaid expenses of ($60,221) and an increase in accounts payable and accrued expenses of $397,601.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For the nine-month period ended December 31, 2016, net cash flows provided from financing activities was $122,618. Net cash flows provided by financing activities consisted of: (i) $99,750 in proceeds from issuance of stock, (ii) $4305 increase in notes from related parties, (iii) $12,500 in proceeds from loans and (iii) $60,200 from cash received from common stock subscription, which was offset by repayments of ($35,000) and ($19,137) in repayment of loans. For the nine-month period ended December 31, 2015, net cash flows provided from financing activities was $414,250 consisting of $100,005 in proceeds from stock and $524,750 in proceeds from convertible notes, which was offset by repayments of ($210,505).

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At December 31, 2016, we are obligated for unpaid officer salaries and advances of $674,692. This amount is included in accounts payable and accrued expenses.

Notes Payable

As of December 31, 2016, we are obligated on the following notes:

1.	Third Party Individual	67,826
2.	Bank Credit Line*	67,595
3.	Bank Loan	19,685
	Total	$155,106

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

Bank Credit Line

We have a bank credit line available up to $75,000. As of December 31, 2016, there was $7,405 of unused credit. As mentioned above, as of September 7, 2017, the Company is in discussions with the bank regarding assuming and/or restructuring the Bank Credit Line, which was originally incurred by Gel-Del Technologies, Inc.

Interest Bearing Note

We are indebted on a note in the principal amount of $ 19,684.68 bearing interest at prime plus 5.5% to a bank with a monthly payment of $2,786 expiring in January 2017. All assets of Gel-Del are pledged as collateral. On February 23, 2017, the Company paid this note in full and received a release of the collateral pledge in all assets of Gel-Del.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO 2013") in Internal Control — Integrated Framework.

Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2016, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

The shares of common stock were physically issued in April, 2016.

Settlement of Debt

During the nine-month period ended December 31, 2016, we issued a further 788,325 shares of restricted common stock at a per share price of $1.99 to satisfy further debt of $1,575,649. The shares were issued to six U.S. residents under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The creditors each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Interest

During the nine-month period ended December 31, we issued a further 97,342 shares of restricted common stock at a per share price of $1.55 in consideration for interest paid in the settlement of debt rendered valued at market of $151,476. The shares were issued to one U.S. resident under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultant acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Services

During the nine-month period ended December 31, 2016, we issued a further 137,500 shares of restricted common stock at a per share price of $1.69 in consideration for services rendered valued at market of $232,501. The shares were issued to four U.S. residents under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The consultants each acknowledged that the securities to be issued have not been registered under the Securities Act, that they understood the economic risk of an investment in the securities, and that they had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

Subscription Agreement

During the nine-month period ended December 31, 2016, we issued a further 66,500 shares of restricted common stock at a per share price of $1.50 for aggregate proceeds of $99,750. The shares were issued to one U.S. resident under Section 4(a)(2) and Regulation D promulgated under the Securities Act. The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements. The investor acknowledged that the securities to be issued have not been registered under the Securities Act, that he understood the economic risk of an investment in the securities, and that he had the opportunity to ask questions of and receive answers from our management concerning any and all matters related to acquisition of the securities.

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

10.20

Securities Purchase Agreement dated February 11, 2015 between PetVivo Holdings Inc. and Gemini Master Fund Ltd. incorporated by reference to Exhibit 10.20 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission on September 18, 2017.

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

October 13, 2017	By:	/s/ John Lai
John Lai
	Its:	President, Director

October 13, 2017	By:	/s/ John Dolan
John Dolan
	Its:	General Counsel, Secretary, Treasurer, Director

