Form 10-K
period 2017-03-31
PetVivo Holdings, Inc.
filed 2017-12-13
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-55167

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

Title of each class registered:
Common Stock, par value $0.001

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [  ] Yes [X] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of March 31, 2017, it was approximately $30,577,083.

As of December 4, 2017, there were 16,689,334 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

ITEM 1. BUSINESS

BACKGROUND

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp. On April 1, 2014, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to “PetVivo Holdings, Inc.” (the “Name Change”).

Minnesota PetVivo

On March 11, 2014, our Board of Directors authorized the execution of that certain securities exchange agreement dated March 11, 2014 (the “Securities Exchange Agreement”) with PetVivo Inc., a Minnesota corporation (“PetVivo”), and the shareholders of PetVivo who hold of record the total issued and outstanding shares of common stock of PetVivo (the “PetVivo Shareholders”). In accordance with the terms and provisions of the Securities Exchange Agreement, we acquired all of the issued and outstanding shares of stock of PetVivo from the PetVivo Shareholders, thus making PetVivo our wholly-owned subsidiary, in exchange for the issuance to the PetVivo Shareholders of an aggregate 2,310,939,804 shares of our restricted common stock.

PetVivo was founded in 2013 by John Lai and John Dolan, and is based in suburban Minneapolis, Minnesota. PetVivo is a biomedical device company engaged in the business of acquiring/in-licensing and adapting human biomedical technology and products for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other afflictions. PetVivo’s initial product, which is now being commercialized, is a medical device featuring the injections of patented gel-like protein-based biomaterials into the afflicted body parts of pets and other animals suffering from osteoarthritis. PetVivo obtained the exclusive rights in a License Agreement for commercialization of this product from Gel-Del for the treatment of pets and other animals.

Gel-Del Technologies Inc.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices and production facilities based in Edina, Minnesota, and was founded in 1999 by its chief executive officer, Dr. David B. Masters. Dr. Masters developed Gel-Del’s proprietary biomaterials that simulate a body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as dermal filler for human cosmetic applications. Gel-Del’s core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body’s tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

While working together relating to their licensing agreement, in early 2014 our management and the management of Gel-Del determined to combine the two companies into one business entity producing, marketing and selling medical products based on Gel-Del technology for both humans and animals.

AGREEMENT AND PLAN OF MERGER

On March 20, 2017, we entered into triangular merger with our wholly-owned subsidiary, PetVivo Holdings Newco Inc. (“Newco”) and Gel-Del (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement, we effected a statutory merger transaction resulting in an exchange by the shareholders of Gel-Del on a pro rata basis of 100% of all outstanding Gel-Del capital stock in exchange for 5,450,000 shares of our restricted common stock, which represented approximately 30% of the total issued and outstanding shares of our common stock post-merger.

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

In accordance with this merger transaction, we acquired all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del’s modern and secure biomedical product manufacturing facilities being constructed in Edina, Minnesota.

Company Overview

We are based in suburban Minneapolis, Minnesota. We are a biomedical device company, which has been primarily engaged in the business of adapting human biomedical technology for products to be introduced for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other afflictions. Our initial product, now being commercialized, is a medical device featuring injections of patented gel-like biomaterials into the afflicted body parts of pets or other animals suffering from osteoarthritis. The technology and manufacturing capability of this product was developed by Gel-Del and acquired by us for use to treat dogs, horses and other animals, but not for treatment of human afflictions. While working together pursuant to our initial license agreement, we and Gel-Del determined to combine our two companies through a stock exchange merger for the purpose of creating one combined entity utilizing Gel-Del technology to produce, market, and sell medical products based on Gel-Del technology for both animals and humans. After lengthy negotiations the parties entered into a definitive agreement for this merger, which resulted in the consummation of the merger in April, 2017.

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

We are planning to aggressively launch our lead product Kush™ Canine in Q4 2017. Kush Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

Using industry sources we estimate osteoarthritis afflicts 20 million owned dogs in the United States and the European Union, making canine osteoarthritis a $2.3 billion market opportunity. See Johnston, Spencer A. “Osteoarthritis. Joint anatomy, physiology, and pathobiology.” The Veterinary clinics of North (1997):699-723;

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

We believe that our Kush Canine osteoarthritis treatment is far superior to current methodology of using NSAIDs. NSAIDs have many side effects, especially in canines, whereas the company’s injected Kush Canine treatment has been found to elicit no adverse side effects. Remarkably, Kush treated dogs show an increase in activity even after they no longer are receiving pain medication.

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

Our product launch schedule includes at least two additional product releases in 2018. Our Kush Equine device for the treatment of equine lameness related to or impacting synovial joints is scheduled for launch in Q1 2018. The Kush Equine product has similar features and benefits as our Kush Canine device. In addition to being a treatment for osteoarthritis, the joint cushioning and lubricity effects of our devices have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits). We anticipate launching our Kush Digital Cushion (DC) device for the treatment of navicular disease in 2018.

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease each year, making the equine lameness and navicular disease market an annual opportunity worth $600 million. See Kane, Albert J., Josie Traub-Dargatz, Willard C. Losinger, and Lindsey P. Garber; “The occurrence and causes of lameness and laminitis in the US horse population” Proc Am Assoc Equine Pract. San Antonio (2000): 277-80; Seitzinger, Ann Hillberg, J. L. Traub-Dargatz, A. J. Kane, C. A. Kopral, P. S. Morley, L. P. Garber, W. C. Losinger, and G. W. Hill. “A comparison of the economic costs of equine lameness, colic, and equine protozoal myeloencephalitis (EPM).” In Proceedings, pp. 1048-1050. 2000; and Kilby, E. R. 10 CHAPTER, The Demographics of the U.S. Equine Population, The State of the Animals IV: 2007.

Our current pipeline includes 17 therapeutic devices for both veterinary and human clinical applications.

We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company’s vast proprietary product pipeline, the Company anticipates establishing strategic out-licensing partnerships to provide secondary revenues.

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of social media educating and informing the pet owners, and in Europe and rest of world through commercial partners.

Most veterinarians in the United States buy a majority of their equipment and supplies from one of six veterinary products distributors. Combined, these six distributors delivery more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our products are expected to generate significant consumer response.

Gel-Del Particles have been through a human trial and have been classified as a medical device. The FDA does not require submission of a 510(k) or formal pre-market approval for medical devices used in veterinary medicine. We anticipate initial commercial production and sales in early 2018. We anticipate selling through existing veterinary distributors. See — “Gel-Del Technology” below.

Gel-Del Technology

Our wholly-owned subsidiary entered into that certain exclusive license agreement and manufacturing and supply agreement dated August 2, 2013 (the “License Agreement”) with Gel-Del pertaining to the manufacture and supply of products by Gel-Del derived from certain technology, including protein-based biomaterials and devices, which are beneficial for the veterinary treatment of animals having orthopedic joint afflictions (the “Technology”). We have since terminated the License Agreement based upon consummation of the Stock Exchange Agreement, which was terminated pursuant to the Agreement and Plan of Merger transaction with Gel-Del.

Gel-Del is a biomaterial and medical device manufacturing company based in Edina, Minnesota. We will be working together to commercialize Gel-Del’s technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as dermal filler for human cosmetic applications. Gel-Del’s core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body’s tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

Below is a listing of Gel-Del technologies:

Dermal Filler

Gel-Del® biomaterials are constructed from purified water, protein, and carbohydrate, tailored to simulate different body tissues that biologically integrate (bio-integration). Gel-Del’s technology is used to manufacture CosmetaLife®, dermal filler for wrinkle treatment by injection. These formed gel-particles fill, integrate and rejuvenate dermal skin tissue to remove the wrinkle.

Cardiovascular Devices

The blood compatible Gel-Del material, which allows blood contact and bio-integrative processes to occur without clotting, platelet attachment, or thrombogenesis, is used to repair cardiovascular tissue. VasoGraft™, a blood vessel graft made from Gel-Del VasoCover™ material, is designed to mimic natural blood vessel tissue in almost every respect, including the components used.

Drug Delivery

Unique fabrication techniques allow Gel-Del’s material to homogeneously distribute drug in milligram to nanogram amounts, resulting in optimum performance and manufacturing capabilities for a variety of delivery methods, such as coatings, injectables, implantables or transmucosal delivery. The first planned transmucosal product, OraPatch™, has been optimized and tested with peptide drugs with better efficacy than oral dosing via swallowing.

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

8,465,537 – Encapsulated or Coated Stent Systems

8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

7,662,409 – Protein Matrix Materials, Devices and Methods of Making and Using Thereof

6,342,250 – Drug Delivery Devices Comprising Bio-degradable Protein for the Controlled Release of Pharmacologically Active Agents & Method of Making

12 Foreign Patents Granted & Allowed

16 Patent Apps Pending (US & Foreign)

To maximize the strength and value of our patent portfolio many of the claims use the transitional term “comprising”, which is synonymous with “including,” This use of transitional language is inclusive or open-ended and does not exclude additional, unrecited elements or method steps. Our patents also include method claims covering many of the applications and uses of the biomaterials as medical devices and drug delivery systems. With eight issued or allowed United States Patents that contain 328 claims, our intellectual property portfolio strongly protects our proprietary technology, including the composition of raw elements used to produce our formulations, the fabricated biomaterials and their application in end products, thereby making our material and devices much more attractive to industry partners.

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

We depend upon the skills, knowledge and experience of our scientific and technical personnel, including those of our company, as well as that of our advisors, consultants and other contractors, none of which is patentable. To help protect our proprietary know-how, which may not be patentable, and inventions for which patents may be difficult to obtain or enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require all of our employees, consultants, advisors and other contractors to enter into confidentiality agreements that prohibit disclosure of confidential information and, where applicable, require disclosure and assignment of ownership to us the ideas, developments, discoveries and inventions important to our business.

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

Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We intend to support and supplement this distribution channel with regional business development & training representatives. Our business development representatives will provide product training to distribution representatives, veterinarians and other veterinary staff. In addition our representatives will exhibit at key veterinary conferences in addition to supporting ongoing case studies. All of these sales, distribution, marketing and education efforts will also be supported by both veterinarian and pet owner product education and treatment awareness campaigns that will be conducted utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our first product are expected to generate significant consumer response.

Our primary distribution channel is through the existing stocking distributors who having operating typical margins between fourteen to sixteen percent. We have budgeted a twenty percent margin for our distributors and a full fifty percent margin for the veterinary practices.

Gel-Del Particle Devices

Orthopedic Joint Treatments

A treatment for joint pain, which is made of injected protein-based gel-particles. In vivo studies indicate that the gel particle device can easily be combined with synovial fluid in a rabbit knee to form a joint cushion, buffering the adjacent bones/cartilage where no damage was caused to the cartilage from replacing the synovial fluid. The particles show an effectiveness to repair, reconstitute or remodel the tissue, cartilage, ligaments and/or bone and/or enhance the functionality of the joint (e.g. repair deteriorated components present in the joint to provide cushion or shock absorbing features to the joint and to provide joint lubricity)

AppTec Laboratories accomplished a gel-particle rabbit study. In short, New Zealand white rabbits (6) were injected in both stifle joints (knees) to fill but not extend the synovial space (~0.5 cc GDP/site).Rabbits were tested every other day for abnormal clinical signs including range of motion and joint observations until sacrifice. Behavioral testing revealed no abnormal scores for range of motion, withdrawal response, or joint observations (all animals were 100% normal). At one week and at four weeks the animals were sacrificed. AppTec pathologists evaluated knee joint histology. The reported cartilage surfaces of the femoral and tibia condyles and the menisci were grossly and histologically 100% normal for all animals and test sites. The test particles were found in all of the injection sites.

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

Regenerative Characteristics

The particles devices for joint injections have been extensively studied for a broad range of applications including the treatment of wrinkles as dermal filler. Here is an overview of the pre-clinical and clinical studies completed on CosmetaLife, which is the name used for particle device when they used as a dermal filler.

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

A Food and Drug Administration (FDA) IDE approved pivotal human clinical trial was begun with CosmetaLife late in 2006. The clinical trial was a randomized, double blind, parallel assignment, multi-center comparison of the safety and efficacy of CosmetaLife versus Restylane® (Control) for the correction of nasolabial folds. One hundred seventy-one patients were skin tested and 145 were treated at six trial sites. The number of study exits after treatment totaled four subjects. This clinical trial was reported and published at www.clinicaltrial.gov (NCT00414544).

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

Particles Safety Study. Patients injected with CosmetaLife were found to have no or mild inflammatory, irritation, or immunogenic responses. These results suggest the particles are biocompatible because it closely matches the skin structure, composition, and moisture content. The no to low immunogenic responses are attributed to the tight cross-linking of the GDP matrix, which prevents immunogenic progenitor cells from producing antibodies.

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

During fiscal year ended March 31, 2017, our net loss was $16,521,698. We expect to incur operating and capital expenditures for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to develop our business and expand our operations. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Our future capital requirements depend on many factors, including, but not limited to:

●	the results of our target animal studies for our current and future product candidates;

●	the timing of, and the costs involved in, obtaining regulatory approvals for any of our current or future product candidates;

●	the upfront and other payments, and associated costs, related to development and marketing of products;

●	the number and characteristics of the product candidates we pursue;

●	the scope, progress, results and costs of researching and developing any of our current or future product candidates and conducting target animal studies;

●	whether we acquire any other companies, assets, intellectual property or technologies in the future;

●	the cost of commercialization activities, if any of our current or future product candidates are approved for sale, including marketing, sales and distribution costs;

●	the cost of manufacturing our current and future product candidates and any products we successfully commercialize;

●	our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

●	the expenses needed to attract and retain skilled personnel;

●	the costs associated with being a public company; and

●	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, including litigation costs and the outcome of such litigation.

Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate:

●	our target animal studies or other development activities for our current or future product candidates;

●	our establishment of sales and marketing capabilities or other activities that may be necessary to commercialize any of our current or future product candidates; or

●	our in-licensing and acquisition efforts and expansion of our product portfolio.

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

Our near-term prospects, including our ability to finance our company and to enter into strategic collaborations and generate revenue, will depend heavily on the successful development and commercialization of our current product candidates. The development and commercial success of our current product candidates will depend on a number of factors, including the following:

●	timely initiation and completion of our target animal studies for our current product candidates, which may be significantly slower than we currently anticipate and will depend substantially upon the satisfactory performance of third-party contractors;

●	our ability to demonstrate to the satisfaction of the CVM, the USDA and the European Medicines Agency, or EMA, or the applicable EU Member State national competent authorities, the safety and efficacy of our product candidates and to obtain regulatory approval in the United States and Europe;

●	our success in educating veterinarians and pet owners about the benefits, administration and use of our product candidates;

●	the prevalence and severity of adverse side effects, including a continued acceptable safety profile of the product following approval;

●	achieving and maintaining compliance with all regulatory requirements applicable to our product candidates;

●	the availability, perceived advantages, relative cost, relative safety and relative efficacy of alternative and competing treatments;

●	the effectiveness of our marketing, sales and distribution strategy and operations;

●	the ability of our third-party manufacturers to manufacture supplies of any of our current or future product candidates and to develop, validate and maintain commercially viable manufacturing processes that are compliant with current Good Manufacturing Practices, or cGMP;

●	our ability to successfully launch commercial sales of our current product candidates, assuming necessary approvals are obtained, whether alone or in collaboration with others;

●	our ability to enforce our intellectual property rights in and to our product candidates and avoid third-party patent interference, third-party initiated and U.S. PTO-initiated administrative patent proceedings or patent infringement claims; and

●	acceptance of our product candidates as safe and effective by veterinarians, pet owners and the animal health community.

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

Even if we obtain CVM, USDA, EMA or other regulatory approvals, our current or future product candidates may not achieve market acceptance among veterinarians/clinicians and owners, and may not be commercially successful. Market acceptance of any of our current or future product candidates for which we receive approval depends on a number of factors, including:

●	the safety of our products as demonstrated in our target animal or human studies;

●	the indications for which our products are approved;

●	the acceptance by veterinarians/clinicians and pet owners of the product as a safe and effective treatment;

●	the proper training and administration of our products by veterinarians/clinicians;

●	the potential and perceived advantages of our product candidates over alternative treatments, including generic medicines and products approved for use by animals or humans that are used off label;

●	the cost of treatment in relation to alternative treatments and willingness to pay for our products, if approved, on the part of veterinarians/clinicians and pet owners;

●	the willingness of pet owners to pay for our treatments, relative to other discretionary items, especially during economically challenging times;

●	the relative convenience and ease of administration;

●	the prevalence and severity of adverse side effects; and

●	the effectiveness of our sales and marketing efforts and those of our collaborators.

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

Once our target animal studies commence, we may experience delays in such studies and other development efforts and we do not know whether planned studies will begin on time, need to be redesigned or be completed on schedule, if at all. Pet therapeutics studies can be delayed or discontinued for a variety of reasons, including delay or failure to:

●	reach agreement on acceptable terms with prospective CROs and study sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

●	complete target animal studies due to deviations from study protocol;

●	address any safety concerns that arise during the course of testing;

●	address any conflicts with new or existing laws or regulations;

●	add new study sites; or

●	manufacture sufficient quantities of product for use in studies.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current Gel-Del patented products, a key element of our strategy is to identify, license or acquire, develop and commercialize a portfolio of products to serve the pet therapeutics market. Even if we successfully identify and license further potential product candidates, we may still fail to yield product candidates for development and commercialization for many reasons, including the following:

●	competitors may develop alternatives that render our product candidates obsolete;

●	product candidates we develop may nevertheless be covered by third parties' patents or other exclusive rights;

●	a product candidate may on further study be shown to have harmful side effects in pets or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by veterinarians, pet owners and the pet therapeutic community.

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

We rely substantially on outsourced contract manufacturers to manufacture our biomaterial products

With respect to our products, we do not currently have, nor do we currently plan to acquire, the infrastructure or capability internally to manufacture commercial quantities of the formulated Gel-Del Particles We will rely on our contract manufacturers to manufacture the active pharmaceutical ingredients and products, and their facilities may be subject to inspections by the CVM, the USDA or the EMA We do not control the manufacturing processes used by, and we are completely dependent on, these manufacturers to comply with cGMP for the manufacture of both ingredients and finished products, and if they cannot successfully manufacture material that conforms to our specifications and is made in compliance with the strict regulatory requirements of the CVM, the USDA or other regulatory authorities, they will not be able to secure and/or maintain regulatory approval for their manufacturing facilities. If the CVM, the USDA or the EMA does not approve our contract manufacturers' facilities used for the manufacture of our product candidates, or if it withdraws any such approval in the future, we may need to find alternative manufacturing facilities, which would adversely impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

Furthermore, we may encounter difficulties with new or existing manufacturing processes, particularly if we seek to increase our manufacturing capacity significantly to support commercialization of our product candidates, if approved. Our reliance on contract manufacturers also requires us to provide trade secrets or other proprietary information to others engaged to make our products, increasing the possibility that our trade secrets or other proprietary information may be disclosed or misappropriated.

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

We will need to continue to expand our managerial, operational, financial and other resources in order to manage our operations and target animal studies, continue our development activities and commercialize any of our current or future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

●	manage our target animal studies and other development efforts effectively;

●	identify, recruit, maintain, motivate and integrate additional employees;

●	manage our internal development efforts effectively while carrying out our contractual obligations to third parties; and

●	continue to improve our operational, financial and management controls, reporting systems and procedures.

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

As an emerging growth company, we are not required to evaluate our internal control over financial reporting in a manner that meets the standards of publicly-traded companies required by Section 404 of the Sarbanes-Oxley Act, or Section 404. We are required to meet these standards in the course of preparing our consolidated financial statements as of and for the year ended March 31, 2017 and our management has reported on the effectiveness of our internal control over financial reporting for such year. Additionally, under the recently enacted JOBS Act, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act until we are no longer an "emerging growth company." The rules governing the standards that must be met for our management to assess our internal control over financial reporting are complex and require significant documentation, testing and possible remediation.

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

We may face competition from products produced by other companies, including generic alternatives to any of our products. We will need to depend on patents to provide us with exclusive marketing rights for some of our products. The protection afforded which varies from country to country, is limited by the scope and applicable terms of patents and the availability of legal remedies in the applicable country. As a result, we may face competition from lower-priced generic alternatives to many of our products. Generic competitors are becoming more aggressive in terms of pricing, and generic products are an increasing percentage of overall animal health sales in certain regions. In addition, private label products may compete with our products. If pet therapeutics customers increase their use of new or existing generic or private label products, our operating results and financial condition could be materially adversely affected.

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

After consummation of our merger acquisition of Gel-Del, we acquired and now own all intellectual property rights developed by Gel-Del.

All of the intellectual property rights of Gel-Del or that we develop with respect to Gel-Del Particles are or will be owned by us. However, we may face claims from non-practicing entities, which have no relevant product revenue and against whom our own patent portfolio may thus have no deterrent effect.

In addition to infringement claims against us, if third parties have prepared and filed patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the U.S. PTO to determine the priority of invention. Third parties may also attempt to initiate reexamination, post grant review or inter parties’ review of our patents in the U.S. PTO. We may also become involved in similar opposition proceedings in the European Patent Office or similar offices in other jurisdictions regarding our intellectual property rights with respect to our products and technology.

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

Composition-of-matter patents on the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, including pet therapeutics, as such patents provide protection without regard to any particular method of use or manufacture. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, veterinarians may recommend that pet owners use these products off label, or pet owners may do so themselves. Although off-label use may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute. Method of manufacturing patents protects a specific way to make a product and do not prevent a third party from making the product by a different method and then using the product for our uses. We cannot be certain that the claims in our patent applications will be considered patentable by the U.S. PTO and courts in the United States, or by the patent offices and courts in foreign countries.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM, the USDA or the EMA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM or a product license from the USDA. We have not submitted an application for or received marketing approval for our current product candidates. Obtaining approval of an NADA from CVM or a product license from the USDA can be an uncertain process that requires us to utilize significant resources. The CVM, the USDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

●	we are unable to demonstrate to the satisfaction of the CVM, the USDA, the EMA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

●	the CVM, the USDA or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

●	we may be unable to demonstrate that the product candidate's benefits outweigh any safety or other perceived risks;

●	the CVM, the USDA or the applicable foreign regulatory body may require additional studies;

●	the CVM, the USDA or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

●	the CVM, the USDA or the applicable foreign regulatory body may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; and

●	the approval policies or regulations of the CVM, USDA or the applicable foreign regulatory body may significantly change in a manner rendering the data from our studies insufficient for approval.

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

Regulatory approval of an NADA or supplement NADA, or of a product license, is not guaranteed, and the approval process requires us to utilize significant resources, may take several years, and is subject to the substantial discretion of the CVM, the USDA or the EMA. Despite the time and expense exerted, failure can occur at any stage, and we could encounter problems that cause us to abandon or repeat studies, or perform additional studies. If any of our current or future product candidates fails to demonstrate safety and efficacy in our studies or for any other reason does not gain regulatory approval, our business and results of operations will be materially and adversely harmed.

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

Any regulatory approvals that we or any of our collaborators receive for any of our current or future product candidates may be subject to conditions of approval or limitations on the approved indicated uses for which the product may be marketed, or may contain requirements for potentially costly surveillance to monitor the safety and efficacy of the product candidate. In addition, if the CVM, the USDA or the EMA approves any of our current or future product candidates, the manufacturing processes, labeling, packaging, distribution, adverse event reporting, storage, advertising, promotion and recordkeeping for the product will be subject to extensive and ongoing regulatory requirements. These requirements include submissions of safety and other post-marketing information and reports, registration, as well as continued compliance with cGMP, GLP and good clinical practices, or GCP, for any studies that we conduct post-approval. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with our third-party manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:

●	restrictions on the marketing or manufacturing of the product, withdrawal of the product from the market, or voluntary or mandatory product recalls;

●	fines, warning letters or holds on target animal studies;

●	refusal by the CVM, the USDA or the EMA to approve pending applications or supplements to approved applications filed by us or our strategic collaborators, or suspension or revocation of product license approvals;

●	product seizure or detention, or refusal to permit the import or export of products; and

●	injunctions or the imposition of civil or criminal penalties.

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

From time to time, legislation is drafted and introduced in the U.S. Congress that could significantly change the statutory provisions governing the testing, regulatory clearance or approval, manufacture, and marketing of regulated products. In addition, CVM and USDA regulations and guidance are often revised or reinterpreted by the CVM and USDA in ways that may significantly affect our business and our products. Similar changes in laws or regulations can occur in other countries. Any new regulations or revisions or reinterpretations of existing regulations in the United States or in other countries may impose additional costs or lengthen review times of any of our current or future product candidates. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require:

●	changes to manufacturing methods;

●	recall, replacement, or discontinuance of certain products; and

●	additional record keeping.

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

Our management ranks are thin and losing or failing to add key personnel could affect our ability to successfully grow our business.

Our future performance depends substantially on the continued service of our management. In particular, our success depends upon the continued efforts of our management personnel, including our Chief Executive Officer, John Lai, and our Chief Financial Officer/Treasurer and Secretary, John F. Dolan. We cannot guarantee that either Messrs. Lai or Dolan will remain with us.

The costs to meet our reporting requirements as a public company subject to the Securities Exchange Act of 1934 will be substantial.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases. Those obligations will reduce and possibly eliminate our ability and resources to fund our operations effectively.

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

Our officers and directors own approximately 73.21% of our outstanding shares of common stock, allowing these shareholders to control matters requiring approval of our shareholders.

Our officers and directors beneficially own, in the aggregate, approximately 73.21% of our outstanding shares of common stock. Such concentrated control of the company may negatively affect the price of our common stock. In addition, our officers and directors can control matters requiring approval by our security holders, including the election of all directors.

Investors should not look to dividends as a source of income.

We do not intend to pay cash dividends in the foreseeable future. Consequently, any economic return will initially be derived, if at all, from appreciation in the fair market value of our stock, and not as a result of dividend payments.

The trading price of our common stock on the over-the-counter market will fluctuate significantly and stockholders may have difficulty reselling their shares.

As of the date of this Annual Report, our common stock trades on the Pink Sheets OTC market. There is a volatility associated with such securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts' estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends

In addition, stock markets generally experience price and volume fluctuations and the market prices of over-the-counter (OTC) securities have been highly volatile. These fluctuations are sometimes unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

Additional issuance of equity securities may result in dilution to our existing stockholders.

Our Articles of Incorporation, as amended, authorize the issuance of 250,000,000 shares of common stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares in the future, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders.

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

ITEM 2. PROPERTIES

Property held by us. As of December 5, 2017, we do not own any interests in real estate other than a month to month lease for our facilities.

Our Facilities. Our executive, administrative, manufacturing and operating offices are located at 5251 Edina Industrial Blvd., Edina, Minnesota 55439. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is listed for quotation on the OTC Pink Sheets under the symbol "PETV." The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC: PK stock market. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2015	$6.50	$3.75
September 30, 2015	$5.60	$2.25
December 31, 2015	$4.30	$2.20
March 31, 2016	$2.20	$1.30
June 30, 2016	$2.15	$1.20
September 30, 2016	$1.26	$0.28
December 31, 2016	$0.84	$0.30
March 31, 2017	$0.44	$0.29

HOLDERS

The approximate number of stockholders of record at October 20, 2017 was 87. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

DIVIDEND POLICY

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

AGREEMENT AND PLAN OF MERGER

April 10, 2017 Merger

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

On April 10, 2017, the Merger Agreement was consummated and we completed the acquisition of the total issued and outstanding shares of common stock of Gel-Del from the Gel-Del shareholders. The acquisition was completed and consummated through a statutory merger between Gel-Del and our wholly owned subsidiaryPetVivo NewCo, which resulted in Gel-Del being the surviving entity and becoming our wholly-owned subsidiary. The Merger Agreement became effective upon the filing with the Secretary of State of Minnesota on April 10, 2017. Upon the effectiveness of the Merger Agreement, each share of Gel-Del common stock issued and outstanding immediately prior to the consummation of the Merger Agreement was converted into the right to receive 0.798 common share of the Company. Gel-Del did not have any outstanding options, warrants or other derivative securities or rights convertible into securities.

In accordance with this merger transaction, we acquired all Gel-Del technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del's modern and secure biomedical product manufacturing facilities being constructed in Edina, Minnesota.

Effective April 10, 2017, the Stock Exchange Agreement dated November 21, 2014 between PetVivo and Gel-Del was terminated since that agreement became moot and superseded upon the effectiveness of the Merger.

Company Overview

We were founded in 2013 by John Lai and John Dolan. We are based in suburban Minneapolis, Minnesota. We are a biomedical device company primarily engaged in the business of adapting human biomedical technology for products to be introduced for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other painful afflictions. Our initial product, now being commercialized, is a medical device featuring injections of patented gel-like biomaterials into the afflicted body parts of pets or other animals suffering from osteoarthritis. The technology and manufacturing capability of this product was developed by Gel-Del.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended March 31, 2017 and to date, we issued an aggregate of 1,089,667 shares of unregistered common stock as follows:

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

All of the foregoing securities issuances were unregistered and made by PetVivo as non-public transactions. The shares of common stock were issued to all United States residents in reliance on Section 4(a)(2) under the United States Securities Act of 1933, as amended (the "Securities Act").

Stock Issued for Cash and Services

From April 1, 2016 to March 31, 2017, the Company issued 1,389,667 shares of common stock in the year ended March 31, 2017, of which 788,325 shares were for settlement of debt valued at market of $1,576,649, 437,500 shares were for services valued at market for $382,500, 97,342 shares were for interest valued at market of $151,476, and 66,500 shares for cash of $99,750.

All of the foregoing securities issuances were unregistered and made by PetVivo as non-public transactions in reliance on Section 4(a)(2) under the United States Securities Act of 1933, as amended (the "Securities Act"). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the date of this Annual Report, we have no compensation plans under which our equity securities were authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2017, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled "Risk Factors." Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

	For Fiscal Year Ended March 31, 2017	For Fiscal Year Ended March 31, 2016

Revenues	$7,124	75,000

Total Operating Expenses	16,396,777	3,326,183

Total Other Income (Expense)	(132,045)	(1,479,614)

Net Income (loss)	$(16,521,698)	(4,730,797)

Interest	$188,505	270,582

Net Loss attributable to PetVivo	$(15,531,533)	(3,651,744)

Net loss per share - basic and diluted	$(1.73)	(0.46)

For Fiscal Year Ended March 31, 2017 Compared to Fiscal Year Ended March 31, 2016

Total Revenues. For fiscal year ended March 31, 2017, we earned $7,124 in revenue from product sold and consulting fees compared to $75,000 earned in grant revenue during fiscal year ended March 31, 2016 (a decrease of $67,876).

Operating Expenses. Operating expenses for fiscal year ended March 31, 2017 were $16,396,777 compared to $3,326,183 for fiscal year ended March 31, 2016 (an increase of $13,070,594). For fiscal year ended March 31, 2017, our operating expenses consisted of: (i) $167,891 (2016: $168,600) in research and development; and (ii) $16,228,886 (2016: $3,157,583) in general and administrative. The major differences in general and administrative expenses were the increase in 2017 related to the impairment loss recorded on the Gel-Del and Cosmeta transaction. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

We consummated the merger with Gel-Del and in the process recognized that we realized a loss of $14,081,031 due to the change in the valuation of Gel-Del capital stock pursuant to an original 2014 merger agreement and the valuation of the Gel-Del capital stock received by us upon the completion of the merger on April 10, 2017. The completion of the Merger Agreement required the transfer of all issued capital stock in Gel-Del to us in exchange for 5,450,000 shares of our common stock. The closing market price per share of our common stock on April 10, 2017 was $0.40 for a total aggregate stock exchange amount of $2,180,000 rather than the amount originally recorded for the Stock Exchange Agreement, which was $16,600,000. We addressed this issue by recognizing an impairment of Goodwill in the amount of $13,407,693. We further recognized a realized loss on the sale of Gel-Del to PetVivo in the amount of $14,081,031 and a reduction in Trademarks and Patents-Net in the amount of $673,340.

Thus, our operating loss for fiscal year ended March 31, 2017 was $16,357,653 compared to an operating loss of $3,251,183 for fiscal year ended March 31, 2016.

Other Income (Expenses). Other expenses for fiscal year ended March 31, 2017 were $132,045 (2016: $1,479,614). Other expenses consisted of: (i) gain (loss) on settlement of debt of $24,460 (2016: ($382,296); (ii) sale of equipment of $32,000 (iii) change in fair value of derivatives of $-0- (2016: $165,444); (iv) interest of $188,505 (2017: $270,582); and (v) amortization of issue costs of $-0- (2016: $992,180).

Net Loss before Taxes. Therefore, our net loss before taxes for fiscal year ended March 31, 2017 was ($16,521,698) as compared to ($4,730,797) for fiscal year ended March 31, 2016. Net loss generally increased primarily due to the recording during fiscal year ended March 31, 2017 of: (i) loss on the sale of Gel-Del to PetVivo of $14,081,031; (ii) not having the loss of licensing costs of $488,000); (iii) not having the penalty interest expense of $589,168; (iv) recording less stock for services of $197,900; and (v) recording less depreciation and amortization of $57,866.

Interest. During fiscal year ended March 31, 2017, we incurred $188,505 in interest as compared to $270,582 in interest incurred during fiscal year ended March 31, 2016.

Net Loss Attributable to PetVivo. Therefore, our net loss attributable to PetVivo for fiscal year ended March 31, 2017 was ($15,531,533) or $1.73) per share compared to a net loss attributable to PetVivo for fiscal year ended March 31, 2016 of ($3,651,744) or ($0.46) per share. The weighted average number of shares outstanding during fiscal year ended March 31, 2017 was 8,955,222 compared to 7,853,862 for fiscal year ended March 31, 2016.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2017

As of March 31, 2017, our current assets were $34,187 and our current liabilities were $1,077,192, which resulted in a working capital deficit of $1,043,005.

As of March 31, 2017, our current assets were comprised of: (i) $25,434 in cash and cash equivalents; (ii) $163 in accounts receivable; and (iii) $8,590 in prepaid expenses. As of March 31, 2017, our total assets were $1,896,937 comprised of: (i) current assets of $34,187; (ii) $449 in property and equipment (valued at $103,503 less depreciation of $103,054); (iii) goodwill valued at $-0-; and (iv) trademark and patent – net valued at $1,862,301.

As of March 31, 2017, our current liabilities were comprised of: (i) $643,890 in accounts payable and accrued expenses; (ii) $197,055 in notes payable and accrued interest – related party; (iii) notes payable of 131,247; and (iv) convertible notes payable of $105,000).

Stockholders' equity decreased from $15,210,538 as at March 31, 2016 to $819,745 as at March 31, 2017.

The Company is in the process of securing an underwriter to raise funds commencing the first quarter of 2018 in order to fund future operations. At the present time the Company has sufficient funds to begin operations with a recent move into new office space which houses laboratories for the commencement of KUSH products. The new laboratories are being set up to begin production in the first quarter 2018. The Company has secured sales and marketing teams to sell product once production commences. The Company added new independent board members and has formed a business advisory committee. Other board committees are in the process of being formed as well.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the fiscal year ended March 31, 2017, net cash flows used in operating activities was ($143,017) (2016: ($690,330)). Net cash flows used in operating activities during fiscal year ended March 31, 2017 consisted primarily of a net loss of $16,521,698 (2016: $4,730,797), which was adjusted by: (i) $134,400 in non-cash consulting expense (2016: $-0-); (ii) $395,359 (2016: $555,250) in stock issued for services; (iii) $151,476 (2016: $-0-) in stock issued for interest; (iv) $1,289,921 (2016: $282,000) in stock issued to settle liabilities (v) $746,845 (2016: $743,631) in depreciation and amortization; (vi) $3,311 (2016: $992,180) in amortization of debt issue costs; (vii) $14,081,031(2016: $-0-) in loss of sale of Gel-Del & Cosmeta; (viii) $-0- (2016: ($165,444) in derivative loss adjustment; (ix) ($24,460) (2016: $382,296) in forgiveness of debt; and (x) $-0- (2016: $488,000) in license.

Net cash flows used in operating activities during fiscal year ended March 31, 2017 was further changed by: (i) a decrease in prepaid expenses of $26,431) (2016: $215,500); (ii) an increase in advances and receivables of ($163) (2016: ($15,900)) and (iii) an increase in accounts payable and accrued expenses of ($425,470) (2016: $562,954).

Cash Flows from Investing Activities. For fiscal year ended March 31, 2017, net cash flows used by investing activities was ($36,465) compared to net cash flows used by investing activities during fiscal year ended March 31, 2016 of $-0- consisting of change of assets.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended March 31, 2017, net cash flows provided from financing activities was $204,658 (2016: $650,725) consisting of: (i) $99,750 (2016: $137,105) in proceeds from stock; (ii) $1,230 (2016; $-0-) increase in notes to related parties; (iii) $105,000 (2016: $524,750) in proceeds from convertible notes, which was offset by ($35,000) (2016: ($-0-) in repayments; (iv) $12,500 (2016: $193,370) in proceeds from loans, which was offset by ($38,822) (2016: ($204,500)) in repayments and (v) $60,000 (2016: $-0-) in cash received from stock subscription.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At March 31, 2017, we are obligated for unpaid officer salaries and advances of $197,055. This amount is included in accounts payable and accrued expenses.

Notes Payable

We are obligated on the following notes: (i) third party individual in the amount of $67,826; and (ii) bank line credit of $63,421.

We have a bank credit line available up to $75,000. As of March 31, 2017, there was $11,579 available due upon demand. Interest is at 6.5%.

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

GOING CONCERN

The independent auditors' report accompanying our March 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders' equity upon adoption of the new standard is not expected to be material.

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

IITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are presented in the following order:

PetVivo Holdings, Inc.

Consolidated Financial Statements

March 31, 2017 and 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Petvivo Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Petvivo Holdings, Inc. of March 31, 2017 and 2016, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years then ended. Petvivo Holdings, Inc.’s management is responsible for these financial statements.

Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and si gnificant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Petvivo Holdings, Inc. as of March 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financials have been prepared assuming Petvivo Holdings, Inc. will continue as a going concern. As of March 31, 2017, Petvivo Holdings, Inc. had accumulated losses of approximately $45,410,000 and a working capital deficit of approximately $1,043,000. These matters raise substantial doubt about the Petvivo Holdings, Inc.’s ability to continue as a going concern. These factors, and Petvivo Holdings, Inc.’s plans are discussed in Note 5.

Soles, Heyn & Company, LLP

West Palm Beach, Florida

December 13, 2017

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
Assets:
Current Assets
Cash and cash equivalents	$25,434	$258
Accounts receivable	163	-
Employee advance	-	15,900
Prepaids	8,590	19,121
Total Current Assets	34,187	35,279

Property and Equipment:
Property & equipment	103,503	103,504
Less: accumulated depreciation	(103,054)	(102,694)
Total Fixed Assets	449	810

Other Assets:
Goodwill	-	13,407,693
Trademark and patents-net	1,862,301	3,245,662
Total Other Assets	1,862,301	16,653,355
Total Assets	$1,896,937	$16,689,444

Liabilities and Stockholders' Equity (Deficit):

Current Liabilities
Accounts payable & accrued expenses	$643,890	$1,063,538
Note payable and accrued interest-related party	197,055	193,370
Notes payable and line of credit loan	131,247	165,849
Convertible notes payable, net of discount of $0 and $3,311 at
March 31, 2017 and March 31, 2016, respectively	105,000	31,689
Derivative liability	-	24,460
Total Current Liabilities	1,077,192	1,478,906

Commitments and Contingencies

Stockholders' Equity:

Common stock, par value $0.001, 250,000,000 shares authorized, issued 9,321,306 and 7,931,639 shares outstanding at March 31, 2017 and 2016	9,322	7,931
Common stock to be issued	1,349,919	1,576,649
Additional Paid-In Capital	30,567,761	28,224,376
Accumulated Deficit	(45,410,816)	(29,879,283)
Total PetVivo Stockholders' (Deficit) Equity	(13,483,814)	(70,327)
Non-Controlling Interest	14,303,559	15,280,865
Total Stockholders' Equity	819,745	15,210,538
Total Liabilities and Stockholders' (Deficit) Equity	$1,896,937	$16,689,444

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016

Revenues	$7,124	$75,000

Cost of Sales	-	-

Gross Profit	7,124	75,000

Operating Expenses:

Research and Development	167,891	168,600
General and Administration	16,228,886	3,157,583
Total Operating Expenses	16,396,777	3,326,183

Operating Loss	(16,389,653)	(3,251,183)

Other Income (Expense)
Gain (Loss) on Settlement of Debt	24,460	(382,296)
Sale of Equipment	32,000	-
Change in Fair Value of Derivatives	-	165,444
Interest Expense	(188,505)	(270,582)
Amortization of Issue Costs	-	(992,180)
Total Other Expense	(132,045)	(1,479,614)

Net Income (Loss) before taxes	(16,521,698)	(4,730,797)

Income Tax Provision	-	-

Net Income (Loss)	(16,521,698)	(4,730,797)

Net Loss Attributable To Non-Controlling Interest	990,165	1,079,053

Net loss attributable to PetVivo	$(15,531,533)	$(3,651,744)

Net Income (Loss) Per Share- Basic And Diluted	$(1.73)	$(0.46)

Weighted Average Common Shares Outstanding-Basic And Diluted	8,955,222	7,853,862

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

			Additional
	Common Stock		Paid-in	Accumulated	Non- controlling	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Issued	Total
Balance March 31, 2015	7,700,289	$7,700	$26,381,094	$(26,227,539)	$-	$-	$161,255

Non-controlling interest	-	-	-	-	16,683,000	-	16,683,000

Common stock issued for cash	10,600	10	37,090	-	-	-	37,100

Common stock issued for services	149,000	149	555,101	-	-	-	555,250

Common shares issued to settle liabilities	70,500	71	281,929	-	-	-	282,000

Issuance of Gel Del Preferred stock for cash	-	-	-	-	100,005	-	100,005

Stock issued to extend debt	1,250	1	4,349	-	-		4,350

Write off of preacquisition liabilities	-	-	-	-	(423,282)		(423,282)
							-
Exercise of Gel Del options	-	-	-	-	195	-	195
Settlement of derivative liabilities	-	-	427,870	-	-	-	427,870
Stock to be issued for conversion of debt	-	-	-	-	-	1,576,649	1,576,649
Inducement to convert debt	-	-	536,943	-	-	-	536,943
							-
Net Loss	-	-	-	(3,651,744)	(1,079,053)	-	(4,730,797)
Balance March 31, 2016	7,931,639	7,931	28,224,376	(29,879,283)	15,280,865	1,576,649	15,210,538

Stock issued to reduce debt	788,325	789	1,575,860	-	-	(1,576,649)	-
Stock to be issued	-			-	-	1,349,919	1,349,919
Stock issued for cash	66,500	67	99,684	-	-	-	99,751
Stock issued for services	437,500	438	382,062	-	-	-	382,500
Stock issued for interest	97,342	97	151,379	-	-	-	151,476
Stock issued for services-Gel-Del	-	-	-	-	12,859	-	12,859
Warrants issued for services	-	-	134,400	-	-	-	134,400
Net loss	-	-	-	(15,531,533)	(990,165)	-	(16,521,698)

Balance March 31, 2017	9,321,306	$9,322	$30,567,761	$(45,410,816)	$14,303,559	$1,349,919	$819,745

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31, 2017	March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss) For The Period	$(16,521,698)	$(4,730,797)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Non-cash consulting expense	134,400	-
Stock issued for services	395,359	555,250
Stock issued for interest	151,476	-
Stock issued to settle liabilities	1,289,921	282,000
Depreciation and amortization	746,845	743,631
Amortization of debt issue costs	3,311	992,180
Loss of sale of Gel-Del & Cosmeta	14,081,031	-
Derivative (gain) or loss adjustment	-	(165,444)
Forgiveness of debt	(24,460)	382,296
License	-	488,000
Changes in Operating Assets and Liabilities
Decrease in prepaid expense and employee advances	26,431	215,500
Increase in advances and receivables	(163)	(15,900)
Increase in accounts payable and accrued expense	(425,470)	562,954
Net Cash Used in Operating Activities	(143,017)	(690,330)

CASH FLOWS FROM INVESTING ACTVITITES
Increase in patent costs	(36,465)	-
Net Cash Used in Investing Activities	(36,465)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sale	99,750	137,105
Increase in notes to related parties	1,230	-
Proceeds from convertible notes	105,000	524,750
Proceeds from notes payable	12,500	193,370
Cash received from common stock subscription	60,000	-
Repayments of convertible notes	(35,000)	-
Repayments of loans and line of credit	(38,822)	(204,500)
Net Cash Provided by Financing Activities	204,658	650,725

Net (Decrease) Increase in Cash	25,176	(39,605)
Cash at Beginning of Period	258	39,863
Cash at End of Period	$25,434	$258

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	-	-
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$-	$1,362,246
Shares issued as payment for accrued salaries	$1,209,919	$282,000

The accompanying notes are an integral part of these consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2017

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC.

PetVivo Inc. was originally incorporated under the laws of the state of Minnesota on August 1, 2013.The financials are the result of a merger between Technologies Scan Corp., a corporation incorporated in the State of Nevada on March 31, 2009 now known as PetVivo Holdings, Inc. and its subsidiaries, PetVivo Inc., Gel-Del Technologies, Inc., and Cosmeta Corp. (collectively the “Company”). For accounting purposes the Company is treating the merger as a reverse merger whereby the consolidated financials presented are those of the surviving entity that, which is PetVivo. The merger occurred on March 14, 2014.

PetVivo is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals.

On April 10, 2015 the Company agreed to acquire Gel-Del Technologies. The Company consummated the merger with Gel-Del Technologies, Inc. on April 10, 2017 through an Agreement and Plan of Merger as explained in Note 7. The issuance of the shares to complete the transaction has been finalized and the financials presented are those of the consolidated entities under common control.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of PetVivo Holdings, Inc. and its wholly owned operating subsidiary, PetVivo Inc. as well as its variable interest entity (VIE) Gel-Del Technologies and its subsidiary Cosmeta Inc. All intercompany accounts have been eliminated upon consolidation.

The consolidation including the VIE is included due to the fact that the Company controls the entity as well as the fact an agreement for acquisition has occurred.

The accounting for the acquisition of Gel-Del Technologies on April 10, 2017 was as follows:

The Company will issue 5,450,000 shares valued at market at $0.40 per share, which equaled $2,180,000 on the date of closing. The assets of Gel-Del equaled $295,716 and its liabilities were $2,295,462 or a difference of $1,999,746 that resulted in a total purchase consideration of $4,179,746, which was allocated between goodwill and the value of patents & trademarks.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2017 and March 31, 2016, the Company had no cash equivalents.

(E) Concentration-Risk

The Company maintains its cash with various financial institutions, which may exceed federally insured limits throughout the period.

(F) Machinery & Equipment

Machinery and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture fixtures and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of three (3) years for equipment, five (5) years for automobile, and seven (7) years for furniture and fixtures. Upon sale or retirement of computer equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

(G) Patents and Trademarks

The Company capitalizes direct costs for their maintenance and advancement of their patents and trademarks and amortizes these costs over a useful life of 60 months.

(H) Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (ASC) Topic 740. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

The Company adopted the provisions of ASC Topic 740, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, Accounting for Contingencies. As required by ASC Topic 450, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied ASC Topic 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC Topic 740, the Company did not recognize any change in the liability for unrecognized tax benefits.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

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

(L) Fair Value of Financial Instruments

The Company applies the accounting guidance under FASB ASC 820-10, “Fair Value Measurements”, as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company’s financial instruments consist of accounts payable, accrued expenses, notes payable, notes payable - related party, loan payable - related party and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2017 and March 31, 2016, due to the short-term nature of these instruments.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability. The valuation of the Company’s notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The following table represents the Company’s assets and liabilities by level measured at fair value on a recurring basis at March 31, 2017:

Description	Level 1	Level 2	Level 3
Notes payable at fair value	$	$	$

The following assets and liabilities are measured on the condensed consolidated balance sheets at fair value on a recurring basis utilizing significant unobservable inputs or Level 3 assumptions in their valuation. The following tables provide a reconciliation of the beginning and ending balances of the liabilities:

			New
	Fair Value	Change in fair	Convertible		Fair Value
	April 1, 2016	Value	Notes	Conversions	March 31, 2017 .

Notes payable at fair value	$31,689	$3,311	$	$(35,000)	$

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

(0) Beneficial Conversion Feature

For conventional convertible debt where the rate of conversion is below market value, the Company records a “beneficial conversion feature” (“BCF”) and related debt discount.

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

(R) Recent Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catch-up transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

All newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 DERIVATIVE LIABILITY/NOTES PAYABLE CONVERTIBLE DEBENTURES

In April of 2016 the Company paid a convertible debenture in full for $35,000. The Company has one sole convertible note in the amount of $105,000. The maturity date of the convertible note is February 21, 2018 with an interest rate of 12% per annum. Interest will be payable on the maturity date in cash, unless the note is converted earlier.

In July 2016, the Company recognized a gain on the settlement of derivative liability of $24,460.

NOTE 3 RELATED PARTY PAYABLE

At March 31, 2017, the Company is obligated for unpaid officer salaries and advances of $197,055 that consist of $5,915 in accounts payable due to officers, $94,188 in bridge loan and other loans made by officers to the Company, and accrued interest on loans of $16,952.

NOTE 4 NOTE PAYABLE AND LINE OF CREDIT

The Company is obligated on the following notes:

1.	Third Party Individuals	67,826
2.	Bank Credit Line*	63,421

	Total	$131,247

*As of November 26, 2017, Gel-Del Technologies, Inc. was delinquent in the monthly payments of the Bank Credit Line and a Bank Credit Card through the same banking institution. The Company negotiated a settlement with the bank regarding the Bank Credit Line having an outstanding balance of $50,000 and the Bank Credit Card having an outstanding balance of $10,000; both were originally incurred by Gel-Del Technologies, Inc. The bank agreed to a settlement payment of $38,000 for the combined balance of $60,000. A payment plan of $8,000 due on September 29, 2017 to be applied to the Bank Credit Line in the amount of $6,666 and $1,333 applied to the credit card balance. A payment of $10,000 due on October 15, 2017 to be applied to the Bank Credit Line in the amount of $ 8,333 and $1,666 applied to the credit card balance. A payment of $10,000 due on November 15, 2017 to be applied to the Bank Credit Line in the amount of $ 8,333 and $1,666 applied to the credit card balance. A final payment of $10,000 due on December 15, 2017 to be applied to the Bank Credit Line in the amount of $8,333 and $1,666 applied to the credit card balance.

The Company has a bank credit line of $75,000. At March 31, 2017 there was $11,579 of unused credit. Interest is at 6.5%. As mentioned above, as of December 15, 2017, the Company plans to complete the payment plan with Wells Fargo Bank.

The Company was indebted on a note bearing interest at prime plus 5.5% to a bank with a monthly payment of $2,786 and expiring in January, 2017. All assets of Gel-Del are pledged as collateral. On February 23, 2017, the Company paid this note in full and received a release of the collateral pledge in all assets of Gel-Del.

The Company is indebted to Robert Rudelius in the amount of $55,326 which consists of a convertible note of $50,000 and accrued interest of $5,326. The interest rate on this loan is 8%. The Company is indebted to Scott Johnson in the amount of $7,500. The interest rate on this loan is 6% and a due date of September 2, 2018. The Company is indebted to Gary Bryant in the amount of $5,000. The interest rate on this loan is 6% and a due date of December 14, 2018.

NOTE 5–GOING CONCERN

As reflected in the accompanying financial statements, the Company had minimal revenue and had a negative equity and a material loss. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is in the process of securing an underwriter to raise funds commencing the first quarter of 2018 in order to fund future operations. At the present time the Company has sufficient funds to begin operations with a recent move into new office space which houses laboratories for the commencement of KUSH products. The new laboratories are being set up to begin production in the first quarter 2018. The Company has secured sales and marketing teams to sell product once production commences. The Company added new independent board members and has formed a business advisory committee. Other board committees are in the process of being formed as well. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in the viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate funds.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6– COMMON STOCK

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

From January 1 to March 31, 2016 10,000 shares were issued for services of $24,750.

In March 2016 the Company agreed to settle their convertible debt with interest by issuing 788,325 shares at $2.00 per share. The actual shares issuance occurred in April 2016.

Also during this period the Company received $100,000 for stock in its subsidiary pursuant to a subscription agreement.

From April 1, 2016 to June 30, 2016 the Company granted 953,142 shares of which 788,325 were issued to satisfy debt of $1,575,649, 40,000 shares for cash of $60,000 and the remainder of 124,817 shares were issued as follows; 27,475 for services valued at market for $42,500 and 97,342 shares for interest valued at $151,476.

From July 1, 2016 to September 30, 2016, the Company issued 136,500 shares of common stock in the quarter ended September 30, 2016, of which 110,000 shares were for services valued at market for $190,000, and 26,500 shares for cash of $39,750. The Company received cash of $60,000 for 60,000 shares to be issued.

From October 1, 2016 to December 31, 2016, the Company issued -0- shares of common stock in the quarter ended December 31, 2016, of which -0- shares were for services valued at market for $-0-, and -0- shares for cash of $-0-. Warrants were issued for services valued at $134,400.

From January 1, 2017 to March 31, 2017, the Company issued 300,000- shares of common stock in the quarter ended March 31, 2017, of which 300,000 shares were for services valued at market for $150,000, and -0- shares for cash of $-0-.The Company agreed to issue stock for accrued officer salaries due from PetVivo, Inc. and Gel-Del Technologies, Inc. valued at $1,209,919. The Company agreed to issue stock for it Chief Revenue Officer valued at $80,000. The Company issued stock for services of employees of Gel-Del valued at $12,859.

As of March 31, 2017, the Company had 133,250 warrants outstanding.

NOTE 7 - AGREEMENT AND PLAN OF MERGER

The Agreement and Plan of Merger was completed by the Company’s wholly-owned subsidiary, PetVivo Holdings Newco Inc. (“Newco”) and Gel-Del (the “Merger Agreement”). In accordance with the terms and provisions of the Merger Agreement, the Company effected a statutory merger transaction resulting in an exchange by the shareholders of Gel-Del on a pro rata basis of 100% of all outstanding Gel-Del capital stock in exchange for 5,540,000 shares of the Company’s restricted common stock, which represented approximately 30% of the total issued and outstanding shares of our common stock post-merger.

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

Through this Merger Agreement, we acquired all of Gel-Del’s technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del’s modern and secure biomedical product manufacturing facilities being jointly constructed by Gel-Del and the Company in Edina, Minnesota.

Although the Agreement and Plan of Merger had been completed, the shares of common stock were issued September 5, 2017.

NOTE 8 INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2017	2016
Current tax provision:
Federal	$–	$–
State	–	–

Deferred tax provision (benefit):
Federal	(4,986,791)	(478,315)
State	(948,664)	(90,992)
Change in valuation allowance	5,935,455	569,757

Total provision for income tax	$–	$–

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three year period. There were no depreciation differences.

At March 31, 2017 and 2016, the Company had net operating loss carryforwards of approximately $16,762,992 and $2,095,960, respectively, which begin to expire in 2029. The deferred tax assets arising from the net operating loss carryforwards are approximately $16,763,000 and $789,000 as of March 31, 2017 and 2016, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2017 and 2016 was approximately $5,519,204and $90,992 respectively.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at March 31, 2017, 2016 is as follows:

	2017	2016
Expected tax at 34% and 9.3%	$(5,935,455)	$(569,307)
Change in valuation allowance	5,935,455	569,307
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2017 and 2016, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 02014 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure

The Company has not filed tax returns for 2014, 2015, 2016, and 2017. The Company’s subsidiaries, Gel-Del Technologies, Inc., and Cosmeta Corp have not filed tax returns for tax years 2013, 2014, 2015, 2016, and 2017. It should be noted that the tax liability for all the companies for those years is likely to be none or minimal as a result of net operating losses recorded in those years. Gel-Del Technologies, Inc. and Cosmeta Corp file consolidated returns. There are penalties for not filing timely returns. These penalties have not been determined at this time, however, due to the operating losses, penalties are expected to be minimal.

NOTE 9 COMMITMENTS

The Company has a month to month lease agreement for manufacturing and office space with a monthly amount of $4,101. During 2017 the rent expense was $130,164 and $134,752 for 2016.

NOTE 10 RETIREMENT AND PENSION PLAN

The Company has instituted a Simplified Employment Pension Plan whereby the employer can contribute up to 15% of salary to a maximum of $22,500 per year. The Company has not paid into the Simplified Employment Pension Plan for fiscal years 2017 and 2016.

NOTE 11 – SUBSEQUENT EVENTS

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

David Masters agreed to a cash settlement of $45,592 for $455,919 of his past due compensation and subsequently converted the cash settlement into 683,878 shares.

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

Effective April 10, 2017, the Stock Exchange Agreement dated November 21, 2014 between PetVivo and Gel-Del was suspended upon the completion of the Merger and as stated in Agreement and Plan for Merger is Section 9.04, Entire Agreement-Survival of Terms.

On April 10 2017, the Company completed the Merger with Gel-Del and in the process recognized that the Company realized an impairment loss of $14,081,031 due to the change in the valuation of Gel-Del capital stock received by the Company pursuant to the original Securities Exchange Agreement transaction dated November 24, 2014 and the valuation of the Gel-Del capital stock received by the Company’s upon the completion of the Merger on April 10, 2017. The completion of the Merger required the transfer of all issued capital stock in Gel-Del to the Company in exchange for 5,450,000 shares of the Company’s common stock. The closing market price per share of the Company on April 10, 2017 was $0.40 for a total aggregate stock exchange amount of $2,180,000 rather than the amount originally recorded for this securities exchange which was $16,600,000. During the year ended March 31, 2017, the Company recognized an impairment of goodwill in the amount of $13,407,693. For the year ended March 31, 2017, the Company recognized an impairment loss on the completion of the merger with Gel-Del and its subsidiary Cosmeta to PetVivo in the amount of $14,081,031 and a reduction in Trademarks and Patents-Net in the amount of $673,340.

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

John F. Dolan agreed to an adjusted cash settlement of $33,068 for $132,274 of his past due compensation and subsequently converted the adjusted cash settlement into 496,028 shares.

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

Effective September 5, 2017, the Company issued 6,856,111 shares of PetVivo Holdings stock to Gel-Del Technologies, Inc. shareholders to replace 8,589,037 shares of their stock.

On November 28, 2017, the Company has raised $516,250 on its July 7, 2017 private offering of its common stock and purchase warrants at $0.35 per unit. The private offering is made on a “best efforts” basis in accordance with Section 4(2) of the Securities Act of 1933. Offers and sales of these securities will be made only to “accredited investors” as defined in Rule 501 of the Securities Act of 1933. The offering price of these securities has been determined arbitrarily by the management of PetVivo, and bears no particular relationship to the Company’s net worth, revenues or any other standard criteria of value.

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

APPOINTMENT OF PATRICK HEYN, CPA, P.A.

On October 24, 2017, the Company retained Soles, Heyn & Company, LLP, as its principal independent registered public accounting firm. This changed engagement was necessary due to the recent merger of our former registered public accounting firm, Patrick D. Heyn, CPA, P.A. with Soles, Heyn & Company, LLP. During the Company’s two most recent fiscal years and to the date of this report, the Company has not consulted with Soles, Heyn & Company, LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and either a written report was provided to the Company or oral advice was provided to the Company that Soles, Heyn & Company, LLP, concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a) (1)(iv) of Regulation S-K and the related instructions thereto. Item 401(a) is not applicable since there was no resignation or dismissal of the registrant’s certifying accountant involved in this merger of accounting firms.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of March 31, 2017, our internal control over financial reporting is not effective based on those criteria, due to the following:

●	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

●	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions. There is a risk that a material misstatement of the financial statements could be caused, or at least not be detected in a timely manner, by this shortage of qualified resources.

●	Lack of audit committee.

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

Changes in internal control over financial reporting

There were no significant changes in our internal control over financial reporting during the fourth quarter of the year ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

EXECUTIVE OFFICERS AND DIRECTORS

All directors hold office until their successors have been elected and qualify. All officers are appointed by the board of directors and serve at the discretion of the board. The following table includes the names and positions held of our executive officers and their current ages:

NAME	AGE	POSITION	DIRECTOR SINCE
Wesley C. Hayne	70	Chief Executive Officer and a Director	July 2017

John Lai	54	President and a Director	March 2014

John F. Dolan	51	Secretary, Treasurer/General Counsel and a Director	March 2014

David B. Masters, Ph.D.	58	Chief Technical Officer and a Director	April 2015

Randall A. Meyer	52	Chief Operating Officer and a Director	April 2015

Cynthia Jenkins	58	Chief Financial Officer

Peter Vezmar	60	Director	September 2017

David Deming	57	Director	September 2017

David E. Merrill	69	Director	November 2017

Biographies

Wesley C. Hayne. Mr. Hayne has served as our Chief Executive Officer since June 7, 2017. Mr. Hayne started trading stocks at 13 years of age, incorporated his first business at 20 years of age and has since owned and/or operated companies as an executive in a variety of business sectors (manufacturing, entertainment, finance, restaurant and hospitality, building products and computer software/services). He is experienced in financial strategies and understands what it takes to successfully grow a company that ultimately leads to success measured thru the creation of jobs and wealth.

Early in his career, age 23, he was an executive in the entertainment business and worked as Director of Promotion for Heilicher Brothers, Inc., the world’s largest record distributor at the time. Later at age 26 he was Regional Promotion Manager for MCA Records, Inc. (division of Universal Studio’s) followed by Founding and taking the position of Executive VP of ASI Records, the latter two companies being publically traded.

Mr. Hayne left the entertainment business at age 32 to follow a dream to become a stockbroker and five years later at the age of 37 he founded and became President and CEO of Hayne, Miller, Swearingen & Glore, a broker dealer specializing in high growth companies. He sourced and managed numerous public (NASDAQ) and private underwritings (Mesaba Aviation, Sportsman’s Guide, First Team Sports, Custom Laboratories, Concourse, GrowBiz (Once Up on a Child, Play It Again Sports, etc.), Ballistic Recovery Systems, Successories, Classic Medical, Casino America, Casino Resources, WTC Industries, etc.). In addition to various acquisitions and mergers, Mr. Hayne expanded the firm’s retail business throughout the Midwest, with offices in Minneapolis and Chicago. At the same time he was a founding partner of First Financial Public Relations which served several publically traded companies. This was successfully sold after five years of operation and in 1994 he sold his interest in the brokerage firm to start another challenging project.

In 1995, Mr. Hayne founded and served as CEO of International Concept Development, Inc. developing American and German Franchises (Country Inns & Suites, Blimpies, and Aral Petroleum) in Eastern Europe and following that, back in the USA, Biorefining, Inc., a think tank for proprietary technologies in the renewable energy sector. He served in management (CEO, CFO) positions specializing in young startup companies until he joined Emergent Financial Group in 2012 where he served as Chief Strategy Officer. In 2016 Mr. Hayne moved to Prescott, Arizona and joined Source Capital Group’s office in Scottsdale, Arizona as Vice President Investments specializing in alternative type opportunities.

Historically, he served for years on the Board of Directors and as Chairman of the Audit Committee of K-tel International, Inc. as well as having served as a Director on several other Boards to include First Team Sports, Inc., HMS Holdings, Inc., Innovative Bio-Technology, LLC., British American Business Council Minnesota (BABC) and the Minnesota Sinfonia (“…the family orchestra”). He was also a member of the Minnesota Traders Association and Regional Investment Bankers Association.

Mr. Hayne attended the University of Minnesota / College of Education. Following the U of M he graduated from Programming Systems Institute for computer programming. He has taken extension courses at University of Northwestern in religion and the University of Minnesota in business law. He studied art at the Minneapolis Institute of Art. He attended Hennepin Technical College’s Customized Training Services for Web Design and in 2012 he received his Web Design Certificate from Normandale Community College. He held a Building Contractors License for several years in the State of Minnesota up to April, 2016 while operating a family business his dad started in 1938. He attended Securities School obtaining Series 7, 63, 24, 82 and 3 (Commodities) licenses and currently holds Series 63 and 82 licenses.

John Lai. Mr. John Lai has been our President and a director since March 2014. Mr. Lai has over thirty years of senior operations and financial experience and has served as president, chief financial officer and director of a number of corporations with a record of facilitating acquisitions, business launches, reverse mergers, and driving production revenue growth. Mr. Lai is recognized as an expert in the Powersports industry. He is on the expert consulting staff of Cohen research in NYC. Mr. Lai also contracts out to give analysis on the Powersports industry to mutual funds such as Janus, Neuberger Bergmen, and Fidelity.

Mr. Lai currently served as chief executive officer and president of PetVivo, based in Minneapolis, Minnesota, an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices for pets, or pet therapeutics. Mr. Lai also served as chief executive officer and a director of Blue Earth Resources from 2012. Blue Earth, based in Burnsville, Minnesota, engaged in the acquisition, operation and management of majority working interests in producing oil and gas leases having wells in certain major oilfields of northwestern Louisiana leases. Mr. Lai served as chief executive officer and a director of Rovrr Inc. from 2008-2011, which offers advanced marketing solutions and proven methodologies to deliver successful social media monetization applications with high user acceptance. Mr. Lai also has served as president and director of Viper Powersports which designed and produced American made cruisers and engine platforms in the motorcycle industry. He also negotiated the acquisition of Thor Inc. and two pending acquisitions within the Powersports industry. Mr. Lai has also served as a director and chief financial officer of Buyitnow.com, where he managed the completion of a $35,000,000 private placement through Paine Webber, and was responsible for financial operations and forecasting with revenues over $40,000,000 and 100 employees.

Mr. Lai served as an advisor to Tech-Squared and raised private capital, which later became Digital River (DRIV), where he provided advice on financing options and the management team. Mr. Lai formed Genesis Capital Group, Inc. in 1992 as a Merchant Banking boutique focused on mergers and acquisitions, reverse mergers, deal structuring, and equity placements. Genesis Capital will commit its own capital to bring a transaction to its fruition. Mr. Lai has benefitted from years of networking within the industry to solve problems and situations in the small cap arena while completing over five transactions since the early 1990's.

Prior to forming Genesis Capital Group, Inc. in 1992, he held varies positions at investment firms. Between 1985 - 1992, Mr. Lai held positions at banking firms based in Chicago IL, New York City, NY. and Minneapolis, MN. He has been active in several charitable organizations. Mr. Lai has been quoted in Dow Jones News, Investors Daily, Minnesota Business Journal, Wall Street Journal, Finance and Commerce and several other business publications.

John F. Dolan. Mr. John Dolan has been a director since our inception and was our Secretary, Treasurer/Chief Financial Officer until November 2017. Mr. Dolan is also corporate and intellectual property counsel for Holt Power Group Inc. Prior to joining Holt Power Group Inc.; Mr. Dolan was a shareholder in Fredrikson & Byron's intellectual property group and was a co-chair of its Cleantech group. Mr. Dolan works with corporations to strategically secure and protect domestic and foreign patent rights in a variety of technologies, including chemical compounds and compositions, industrial processes, films and coatings, biomass and biomaterials, mechanical devices, food products, packaging, recycled and building materials, biofuels and other renewable energies.

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

David B. Masters, Ph.D. Dr. Masters has served as our Chief Technical Office and as a member of the Board of Directors since April 10, 2015. Dr. Masters served as founder, p resident, chief executive officer and chief technical officer of Gel-Del from 1999 until 2015. As the chief inventor of Gel-Del's technology platform, Dr. Masters focused on Gel-Del's novel biomaterials, biomaterial applications, its intellectual property, development of the products in pre-clinical and clinical trials, and addressed Gel-Del's financial needs for taking forward its products with licensing agreements and equity investments totaling approximately $6 million. Dr. Masters also was the principal investigator in bringing to Gel-Del over $6 million in National Institutes of Health government grants to forward its technology and products. He also served as chairman of the board of directors of Gel-Del from 1999 until its merger with us.

Dr. Masters is internationally recognized as an expert in biomaterials and local drug delivery. Over the past twenty years, Dr. Masters has developed novel biomaterial and drug delivery products, including implantable medical devices for neurologic, vascular, orthopedic, urologic and dermal applications.

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

Randall A. Meyer. Mr. Meyer has served as a member of our board of directors since April 10, 2015 and he was our Chief Operating Officer until November 2017. Mr. Meyer served as chief operating officer of Gel-Del from January 2009 to April 2015 where he focused on business development and product pipeline expansion, in addition to his efforts to secure working capital. Mr. Meyer joined Gel-Del Technologies in January 2007 as a full-time business development consultant where he targeted new markets and applications for the company's biomaterials and devices.

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

Cynthia Jenkins. Ms. Jenkins has served as our Chief Financial Officer since September 1, 2017. Ms. Jenkins has held the offices of CEO, President, Vice President, Chief Financial Officer, and Secretary/Treasurer and has been in upper management of small to mid-size broker-dealers for more than forty years. Ms. Jenkins has comprehensive financial, compliance, and operational experience to expedite growth in new and existing firms in addition to acclimating them to the rules and regulations of the U.S. Securities and Exchange Commission and Financial Industry Regulatory Authority (FINRA).

Ms. Jenkins has specialized in assisting startup companies in building solid foundations in their financial and compliance/regulations departments. Ms. Jenkins has extensive expertise in AML audits, 3012 GAP Analysis testing, and documenting companies’ Written Supervisory and Compliance Procedures. Ms. Jenkins holds Series 7, 24, 27, 52, 63, and 99 securities licenses.

Peter Vezmar, Independent Director. Mr. Vezmar has over thirty-five years of diverse experience in business management and strategy, corporate finance, IPOs, mergers and acquisitions, financial reporting, regulatory compliance, tax matters and corporate governance. He has a wide range of experience and understanding in many industries, including options/futures, life sciences/biotech, IT technologies, insurance, transportation/ logistics and advertising, among others. Currently, Mr. Vezmar is President and CEO of Marula Enterprises, Inc., a holding company founded to pursue investment opportunities primarily focused on targeted middle-market companies.

David Deming, Independent Director. Mr. Deming has thirty years of commitment to the Institutional Asset Management Industry focusing on business development, client service, compliance and operations management in addition to extensive experience in branding and creating successful start-up companies. He has experience in institutional firm formation and establishing: operations, compliance, business development, and client service; he has also established and launched a mutual fund, commingled funds and LP’s. Mr. Deming is currently a Partner at Asymmetric Capital Management, LLC. and also serves as the acting CEO, Treasurer and a Director at Wildfire 5G, Inc.

David E. Merrill, Independent Director. Mr. Merrill has for many years been an executive officer, sales representative or consultant for several leading medical device companies. Since 2011, Mr. Merrill has been principal owner and Chief Executive Officer of Merrill Family Enterprises, LLC (“MFE”), a medical device consulting and investment company based in Fort Worth, Texas, which provides management and marketing advisory and product distribution services for its clients.

Mr. Merrill was employed by Medtronic for a total of thirteen years while serving in various positions including as a sales representative for a leading Medtronic territory which had Mayo Clinic as its largest account, as District Manager of the three-state region of Texas, Oklahoma and New Mexico, and as Medtronic’s overall Director of Sales Development and Support. His successful career with Medtronic also included extensive international experience while serving for three years as Vice President of Cardiac Rhythm Management, Asia-Pacific. During this three-year period, Medtronic revenues from his Far Eastern territory increased from $150-$160 Million to near $300 Million. For his sales and marketing achievements at Medtronic, he was inducted into the prestigious Medtronic’s President Club. Mr. Merrill’s extensive experience in the medical device industry also included ten years as Senior Director, Southwest Region for the Cardiac Division of St. Jude Medical, which key region included ten southwestern states.

Mr. Merrill’s overseas experience included being Vice President, International of I-Flow Corporation, which recruited and hired him primarily to develop a substantial international market for I-Flow medical products. During his ten-year period with I-Flow, he successfully negotiated and obtained I-Flow product distribution agreements with large leading international medical device companies in Germany, Japan, Mexico and other countries. International annual sales of I-Flow products under Mr. Merrill’s leadership grew to $30 Million having a gross margin of 60%. I-Flow was acquired by Kimberly Clark in 2010. Mr. Merrill assisted in the integration of I-Flow’s business with Kimberly Clark, after which he founded, incorporated and organized MFE.

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

Family Relationships

There are no family relationships among our current directors or officers.

Involvement in Certain Legal Proceedings

During the past five years, have been involved in any legal proceeding concerning: (i) any bankruptcy petition filed by or against any business of which they were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction permanently or temporarily enjoining, barring, suspending or otherwise limiting involvement in any type of business, securities or banking activity; or (iv) being found by a court, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law unless the judgment was reversed, suspended or vacated).

CORPORATE GOVERNANCE

Audit Committee and Compensation Committee

Presently, the Board of Directors acts as the compensation committee and the audit committee, however, the Board has adopted a compensation committee and audit committee to become effective January 1, 2018.

Code of Ethics

We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics to become effective in 2018.

Director Independence

Three of our directors are deemed independent including Messrs. Vezmar, Deming, and Merrill.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the year ended March 31, 2017 and 2016.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Lai, President	2017	18,000	0	72,000	0	0	0	0	90,000
and Director (1)	2016	24,000	0	0	0	0	0	0	24,000

John F.Dolan, Secretary,	2017	48,750	0	72,000	0	0	0	0	120,750
Treasurer/GC	2016	32,000	0	0	0	0	0	0	32,000
and Director (2)

David Masters, CTO	2017	48,750	0	146,250	0	0	0	0	195,000
and Director (3)	2016	65,000	0	172,000	0	0	0		237,000

Randall Meyer,COO	2017	48,750	0	146,250	0	0	0	0	195,000
and Director (4)	2016	120,798	0	110,000	0	0	0	0	230,798

Wes Hayne, CEO	2017	7,500	0	0	0	0	0	0	7,500
and Director (5)	2016	0	0	0	0	0	0	0	0

(1)During fiscal year ended March 31, 2017, no cash compensation was paid to John Lai and the remaining amount due and owing was converted to stock or has been accrued. During fiscal year ended March 31, 2016 an aggregate of $24,000 was paid to John Lai and the remaining amount due and owing was accrued.

(2)During fiscal year ended March 31, 2017, no cash compensation was paid to John Dolan and the remaining amount due and owing was converted to stock or has been accrued. During fiscal year ended March 31, 2016, an aggregate $32,000 was paid to John Dolan and the remaining amount due and owing has accrued.

(3)During fiscal year ended March 31, 2017, no cash compensation was paid to David Masters and the remaining amount due and owing was converted to stock or has been accrued. During fiscal year ended March 31, 2016, an aggregate of $65,000 was paid to David Masters and the remaining amount due and owing has accrued. During fiscal year ended March 31, 2016, we issued 43,000 shares of restricted common stock to David Masters at $4.00 per share resulting in compensation of $172,000.

(4)During fiscal year ended March 31, 2017, no cash compensation was paid to Randall Meyer and the remaining amount due and owing was converted to stock or has been accrued. During fiscal year ended March 31, 2016, an aggregate $120,798 was paid to Randall Meyer and the remaining amount due and owing has accrued. During fiscal year ended March 31, 2016, we issued 27,500 shares of restricted common stock to Randall Meyer at $4.00 per share resulting in compensation of $110,000.

(5)During fiscal year ended March 31, 2017, $2,500 cash compensation was paid to Wesley Hayne and the remaining amount due and owing has been accrued. During fiscal year ended March 31, 2016, no compensation was paid or owed to Wesley Hayne.

OUTSTANDING EQUITY AWARDS

As of March 31, 2017, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards:

STOCK OPTIONS//SAR GRANTS. No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2017.

LONG TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

DIRECTOR COMPENSATION

None of our directors received any compensation for their service as directors during the fiscal year ended March 31, 2017:

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of August 21, 2017 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	Wesley C. Hayne	1,610,000 shares,
	5251 Edina Industrial Blvd.	CEO and Director
	Edina, Minnesota 55439		9.28%

Common Stock	John Lai	2,137,591 shares,
	Edina Industrial Blvd.	President and Director
	Edina, MN 55439		12.33%

Common Stock	John F. Dolan	1,946,084 shares
	Edina Industrial Blvd.	Secretary, Treasurer/GC and
	Edina, Minnesota 55439	Director	11.22%

Common Stock	David B. Masters	5,134,394 shares
	Edina Industrial Blvd.	CTO/Director
	Edina, Minnesota 55439		29.61%

Common Stock	Randall A. Meyer	1,868,013 shares
	Edina Industrial Blvd.	COO/Director
	Edina, Minnesota 55439		10.77%

Common Stock	All directors and named executive officers as a group (5 persons)	12,696,082 shares	73.21%

(1)	Percentage of beneficial ownership of our common stock is based on 17,340,934 shares of common stock outstanding as of the date of this Annual

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which provide that shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by their holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Related Party Transactions - Stock Issuances

On March 8, 2017, our Board of Directors authorized the issuance of an aggregate 2,100,128 shares of our shares of restricted common stock to four of our executive officers and directors as settlement for amounts due and owing for past services and associated benefits. The issuance of shares was as follows: (i) 683,878 shares of common stock at $0.40 per share to Dr. David B. Masters, our Chief Technical Officer and member of the Board of Directors, as settlement for $455,919; (ii) 607,500 shares of common stock at $0.40 per share to Randall A. Meyer, our former Chief Operating Officer and member of the Board of Directors, as settlement for $405,000; (iii) 654,375 shares of common stock at $0.40 per share to John F. Dolan, our former Chief Financial Officer and member of the Board of Directors, as settlement for $174,500; and (iv) 654,375 shares of common stock at $0.40 per share to John Lai, our President and member of the Board of Directors, as settlement for $174,500. John Lai’s converted shares were offset and reduced by 500,000 shares incident to a former escrow arrangement, resulting in Mr. Lai receiving 154,375 shares through this transaction.

On June 26, 2017, our Board of Directors determined that the past due compensation that was used to calculate settlement cash payments for four officers of the Company and which was subsequently converted to 2,100,128 restricted shares of common stock of the Company on March 8, 2017, was inconsistent with the accrued compensation amount recorded in the official accounting books of the Company. Therefore, the Board of Directors and four officers agreed that the cash settlements owed to each officer and corresponding number of shares issued pursuant to the Settlement Agreements be adjusted in view of the actual booked accrued compensation for the period ending December 31, 2016. The accrued compensation, settlement amounts and conversion shares granted for each of the four officers were adjusted as follows: (i) David Masters agreed to an adjusted cash settlement of $30,750 for $307,500 of his past due compensation and subsequently converted the adjusted cash settlement into 461,250 shares; (ii) Randall Meyer agreed to an adjusted cash settlement of $30,750 for $307,500 of his past due compensation and subsequently converted the adjusted cash settlement into 461,250 shares; (iii) John F. Dolan agreed to an adjusted cash settlement of $33,068.50 for $132,274 of his past due compensation and subsequently converted the adjusted cash settlement into 496,028 shares; and (iv) John Lai agreed to a cash settlement of $29,979 for $119,918 of his past due compensation and subsequently converted the adjusted cash settlement into 449,692 shares. John Lai’s converted shares were offset and reduced by 500,000 shares incident to a former escrow arrangement, resulting in Mr. Lai agreeing to return an additional 50,308 personally owned shares to the Company through this transaction.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2017 and 2016 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $28,000 in each year.

Audit-Related Fees

For the fiscal years ended March 31, 2017 and 2016, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees."

Tax Fees

For the fiscal years ended March 31, 2017 and 2016, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Included in Item 8

(b) Exhibits required by Item 601.

Exhibit No.	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011

3.2	Certificate of Amendment to Articles of Incorporation, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011

3.3	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on March 10, 2014

3.4	Certificate of Amendment to Articles of Incorporation incorporated by reference to Exhibit 3.1 of Current Report on Form 8-K filed on April 7, 2014.

3.3	Bylaws, incorporated by reference to Exhibit 3.1 of our Registration Statement on Form S-1 filed on April 18, 2011

10.1	Letter of Intent between Technologies Scan Corp. and 6285431 Canada Inc. dated September 5, 2012 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on September 11, 2012.

10.2	Rescission Agreement between Technologies Scan Corp. and 6285431 Canada Inc. dated April 12, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on April 18, 2013.

10.3	Letter of Intent between Technologies Scan Corp. and Social Geek Media Inc. dated April 6, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 6, 2013.

10.4	Memorandum of Amendment between Technologies Scan Corp. and Social Geek Media Inc. dated May 17, 2013 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2013.

10.5	12% Convertible Debenture of $100,000 between Technologies Scan Corp. and 6287182 Canada Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2013.

10.6	12% Convertible Debenture of $100,000 between Technologies Scan Corp. and Brevets Futek MSM Ltee. incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 16, 2013.

10.7	Rescission Agreement dated November 9, 2013 among Social Geek Meda Inc., Patrick Aube and Technologies Scan Corp. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 13, 2013

10.8	Letter of Intent dated December 16, 2013 between FedTech Services Inc. and Technologies Scan Corp. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on December 19, 2013

10.9	Term Sheet between Technologies Scan Corp. and PetVivo Inc. dated February 10, 2014 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2014.

10.10	Settlement Agreement dated February 2, 2014 between Technologies Scan Corp. and Ghislaine St.-Hilaire incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 24, 2014.

10.11	Securities Exchange Agreement among Technologies Scan Corp., PetVivo Inc. and shareholders of PetVivo Inc. dated March 21, 2014 incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 13, 2014.

10.12	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and 9165-5643 Quebec Inc incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014.

10.13	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Elden Brochu incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014.

10.14	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Gina Drouin incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014.

10.15	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Christian Fontaine incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014

10.16	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Ferme Semen Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2014

10.17	Term Sheet dated June 2, 2014 between Technologies Scan Corp. and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on June 2, 2014.

10.18	Terminated Stock Purchase Agreement dated November 21, 2014 between PetVivo Holdings Inc. and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2014.

10.19	Agreement and Plan of Merger dated March 20, 2017 among PetVivo Holdings, Inc., PetVivo Holdings NewCo, Inc., and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.

10.20	Securities Purchase Agreement dated February 11, 2015 between PetVivo Holdings Inc. and Gemini Master Fund Ltd. incorporated by reference to Exhibit 10.20 of the Current Report on Form 10-Q filed with the Securities and Exchange Commission on September 18, 2017.

16.1	Letter from KBL LLP dated May 24, 2013 incorporated by reference to Exhibit 16.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 2013.

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.ins	XBRL Instance Document**

101.sch	XBRL Taxonomy Schema**

101.cal	XBRL Taxonomy Calculation Linkbase**

101.def	XBRL Taxonomy Definition Linkbase**

101.lab	XBRL Taxonomy Label Linkbase**

101.pre	XBRL Taxonomy Presentation Linkbase**

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

December 13, 2017	By:	/s/ Wesley C. Hayne
Wesley C. Hayne
	Its:	Chief Executive Officer and Director (Principal Executive Officer)

December 13, 2017	By:	/s/ Cynthia Jenkins
Cynthia Jenkins
	Its:	Chief Financial Officer(Principal Financial and Accounting Officer)

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Wesley C. Hayne	December 13, 2017
Wesley C. Hayne
Its:	Chief Executive Officer and , Director
(Principal Executive Officer)

By:	/s/ Cynthia Jenkins	December 13, 2017
Cynthia Jenkins
Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

