Form 10-Q
period 2017-06-30
PetVivo Holdings, Inc.
filed 2018-01-26
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

(952) 405-6216

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:	Name of each exchange on which registered:
None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 27, 2017
Common Stock, $0.001	18,777,045

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2017

2

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2017	March 31, 2017
Assets:
Current Assets
Cash and cash equivalents	$5,359	$25,434
Accounts receivable	326	163
Prepaids	8,383	8,590
Security Deposit	8,201	-
Total Current Assets	22,269	34,187

Property and Equipment:
Property & equipment	103,504	103,503
Less: accumulated depreciation	(103,144)	(103,054)
Total Fixed Assets	360	449

Other Assets:
Trademark and patents-net	1,705,972	1,862,301
Total Other Assets	1,705,972	1,862,301
Total Assets	$1,728,601	$1,896,937

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable & accrued expenses	$1,122,818	$643,890
Note payable and accrued interest-related party	200,190	197,055
Notes payable and line of credit loan	127,295	131,247
Convertible notes payable	109,315	105,000
Total Current Liabilities	1,559,618	1,077,192

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $0.001, 250,000,000 shares authorized, issued 17,340,934 and 9,321,306 shares outstanding at June 30, 2017 and March 31, 2017	17,341	9,322
Stock subscription receivable	(342,727)	-
Common stock to be issued	112,500	1,349,919
Additional Paid-In Capital	46,293,716	30,567,761
Accumulated Deficit	(45,911,847)	(45,410,816)
Total Stockholders’ Equity	168,983	(13,483,814)
Non-Controlling Interest	-	14,303,559
Total Stockholders’ Equity	168,983	819,745
Total Liabilities and Stockholders’ Equity	$1,728,601	$1,896,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2017	June 30, 2016

Revenues	$1,183	$2,009

Cost of Sales	-	-

Gross Profit	1,183	2,009

Operating Expenses:

Research and Development	23,866	5,497
General and Administration	460,638	622,738
Total Operating Expenses	484,504	628,235

Operating Loss	(483,321)	(626,226)

Other Income (Expense)
Gain on Settlement of Debt	-	24,460
Interest Expense	(17,710)	(8,686)
Total Other Income (Expense)	(17,710)	15,774

Net Loss before taxes	(501,031)	(610,452)

Income Tax Provision	-	-

Net Loss	(501,031)	(610,452)

Net Loss Attributable To Non-Controlling Interest	-	279,105

Net loss attributable to PetVivo	$(501,031)	$(331,347)

Net Income (Loss) Per Share- Basic And Diluted	$(0.03)	$(0.04)

Weighted Average Common Shares Outstanding-Basic And Diluted	14,984,193	8,761,823

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Stock to be	Shareholder
	Shares	Amount	Capital	Deficit	Interest	Issued	Receivable	Total
Balance March 31, 2016	7,931,639	$7,931	$28,224,376	$(29,879,283)	$15,280,865.00	$1,576,649.00	-	$15,210,538

Common stock to be issued	-	-	-	-	-	1,349,919.00	-	1,349,919

Common shares issued to settle debt	788,325	789	1,575,860	-	-	(1,576,649)	-	-

Common stock issued for cash	66,500	67	99,684	-	-	-	-	99,751

Common stock issued for services	437,500	438	382,062	-	-	-	-	382,500

Common shares issued for interest	97,342	97	151,379	-	-	-	-	151,476

Stock issued for services-Gel-Del	-	-	-	-	12,859	-	-	12,859

Warrants issued for services	-	-	134,400	-	-	-	-	134,400

Net Loss	-	-	-	(15,531,533)	(990,165)	-	-	(16,521,698)

Balance March 31, 2017	9,321,306	9,322	30,567,761	(45,410,816)	14,303,559	1,349,919	-	819,745

Stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	(1,209,919)	-	-
Stock to be issued	-	-	-	-	-	160,825	-	160,825
Shareholder receivable	-	-	-	-	-	-	(342,727)	(342,727)
Stock issued for cash	90,000	90	31,410	-	-	(31,500)	-	-
Stock issued for services	379,500	379	156,446	-	-	(156,825)	-	-
Stock issued for services-Gel-Del	-	-	-	-	32,171	-	-	32,171
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-	-
Net loss	-	-	-	(501,031)	-	-	-	(501,031)

Balance June 30, 2017	17,340,934	$17,341	$46,293,716	$(45,911,847)	$-	$112,500	$(342,727)	$168,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2017	June 30, 2016
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss For The Period	$(501,031)	$(610,452)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash consulting expense	32,172	-
Stock issued for services	156,825	193,976
Depreciation and amortization	162,320	197,824
Amortization of debt issue costs	-	3,311
Derivative gain adjustment	-	(24,460)
Changes in Operating Assets and Liabilities
Decrease in prepaid expense and employee advances	206	5,667
Increase in advances and receivables	(163)	(7,177)
Increase in accounts payable and accrued expense	101,698	190,076
Net Cash Used in Operating Activities	(47,973)	(51,235)

CASH FLOWS USED IN INVESTING ACTVITITES
Increase in security deposit	(8,201)	-
Increase in patent costs	(5,901)	-
Net Cash Used in Investing Activities	(14,102)	-

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from stock sale	31,500	60,000
Common stock subscribed	10,500	39,750
Repayments of convertible notes	-	(35,000)
Repayments of loans and line of credit	-	(13,251)
Net Cash Provided by Financing Activities	42,000	51,499

Net (Decrease) Increase in Cash	(20,075)	264
Cash at Beginning of Period	25,434	258
Cash at End of Period	$5,359	$522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	-	-
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment of note payable	$-	$1,576,649
Shares issued as payment for accrued salaries	$1,209,919	$-
Change in variable interest equity	$14,335,730	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

PetVivo Holdings, Inc. (the “Company”) was incorporated in Nevada under a former name in 2009, and entered it current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in Minnesota PetVivo becoming a wholly-owned subsidiary of the Company.

In April 2017, the Company acquired another Minnesota corporation, Gel-Del Technologies, Inc., through a statutory merger, which is also a wholly owned subsidiary of the Company.

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

Although these interim financial statements at June 30, 2017 and for the three months ended June 30, 2017 and 2016 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ended March 31, 2018 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2017, included in our annual report on Form 10-K filed with the SEC.

The Company is in the business of distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals. The Company’s management development and other operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company’s two wholly-owned Minnesota corporations. All intercompany accounts have been eliminated upon consolidation.

The accounting for the acquisition of Gel-Del Technologies, began with the closing of the Security Exchange Agreement on April 10, 2015 and completed with the Agreement and Plan of Merger on April 10, 2017, with the Company’s previously issued 5,450,000 shares valued at market at $0.40 per share, which equaled $2,180,000 on the date of completion (April 10, 2017).

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2017, the Company had $5,359 cash equivalents.

(E) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits.

(F) Machinery & Equipment

Machinery and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of furniture fixtures and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures

(G) Patents and Trademarks

The company capitalizes direct costs for the maintenance and advancement of their patents and trademarks and amortizes these costs over a useful life of 60 months.

(H) Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has 133,500 warrants outstanding as of June 30, 2017 with varying exercise prices ranging from $3.50 to $1.50/share. The weighted average exercise price for these warrants is $ 2.23 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

(K) Fair Value of Financial Instruments

The Company applies the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC 820-10, “Fair Value Measurements” , as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, notes payable, notes payable - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2017 and March 31, 2017, due to the short-term nature of these instruments.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016.

(L)Recent Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on January 1, 2018 and apply the cumulative catchup transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU No. 2016-02 on its financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

The Company has one convertible note outstanding in the amount of $105,000 plus accrued interest of $4,315.

NOTE 3 - RELATED PARTY PAYABLE

At June 30, 2017, the company is obligated for an officer note payable and accrued interest in the total amount of $200,190.

NOTE 4 - NOTE PAYABLE

The Company is obligated on the following notes:

1.	Third Party Individuals	$77,295
2.	Bank Credit Line*	50,000
	Total	$127,295

*As of June 30, 2017, Gel-Del Technologies, Inc. was delinquent in the monthly payments of the Bank Credit Line and a Bank Credit Card issued by the same banking institution. The Company negotiated with the bank regarding restructuring the Bank Credit Line having an outstanding balance of $50,000 and the Bank Credit Card having an outstanding balance of $10,000; both were originally incurred by Gel-Del Technologies, Inc. The combined balance of $60,000 was settled for $38,000 on September 29, 2017 with a payment plan beginning on September 29th with an initial payment of $8,000 and three additional payments of $10,000 on the 15th of October, November, and December.

NOTE 5 - GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had no significant revenue and had a negative equity and recurring material losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds either through a private placement or public offering of its equity securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 6 - COMMON STOCK

From April 1, 2017 to June 30, 2017, the Company issued 2,569,628 shares of common stock of which 2,100,128 were issued to reduce accrued salaries valued at $1,209,919; 379,500 shares were for services valued at market for $156,825; and 90,000 shares for cash of $31,500.

As of June 30, 2017, the Company had 133,250 warrants outstanding. On August 5, 2015, 40,000 warrants were issued as settlement for business advising, management consulting, fund raising and public relations consulting at exercise price of $3.50/share for a five year term. On April 11, 2016, 20,000 warrants were issued as part of subscription agreements at an exercise price of $2.00/share for a term of five years. On June 7, 2016, 13,250 warrants were issued as part of a subscription agreement at an exercise price of $2.00/share for a term of five years. On September 19, 2016, 60,000 warrants were issued as part of a subscription agreement at an exercise price of $1.50/share for a term of five years.

NOTE 7 - AGREEMENT AND PLAN OF MERGER

In April 10, 2017, the Agreement and Plan of Merger completed by the Company’s subsidiary, PetVivo Holdings Newco Inc. (“Newco”) and Gel-Del Technologies, Inc. with Gel-Del being the surviving corporation and becoming a wholly-owned subsidiary of the Company. Under the Merger Agreement, all shareholders of Gel-Del exchanged their shares for 5,540,000 shares of the Company’s restricted common stock, which represented approximately 30% of the total issued and outstanding shares of the Company’s common stock post-merger.

Through this Merger, the Company acquired all of Gel-Del’s technology and related patents and other intellectual property (IP) and production techniques, as well as Gel-Del’s modern and secure biomedical product manufacturing facilities under construction in Edina, Minnesota.

NOTE 8 – INCOME TAXES

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

NOTE 9 – LEASE AND COMMITMENTS

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance.

NOTE 10 – SUBSEQUENT EVENTS

In June 2017, the Company issued 2,100,128 restricted shares in settlement of $1,209,919 in past due compensation owed to four officers/directors of the Company.

All of the foregoing securities issuances were unregistered and made as non-public transactions, and accordingly exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

In June 2017, the Company had issued too many shares as compensation to four officers/directors of the Company. The Company revised its calculation to 1,418,528 restricted shares in settlement of $1,209,919 in past due compensation. As of June 30, 2017, the revised calculation resulted in the stock subscription receivable of $342,727, which theses officers/directors agreed to return their shares. The corrected number of shares have been issued and the matter has been resolved.

In July 2017, the Company issued 750,000 warrants to John Lai providing incentive to John Lai to continue his functions of raising operating capital and providing other services as the President of the Company, The exercise price will be$0.30 per share.

In September 2017, the Company issued 5,450,000 shares of its common stock to Gel-Del Technologies, Inc. shareholders to complete the merger in exchange for Gel-Del’s surrendered outstanding shares.

As of December 2017, the Company raised $525,000 through a private offering of its common stock and purchase warrants at $0.35 per unit. The private offering was exempt from registration in accordance with Section 4(2) of the Securities Act of 1933.

In December 2017, the Company offered a discount on a warrant exercise price for shares from $1.50 per share to $1.00 per share in order to raise operating capital. This discount was accepted by the warrant holder and raised $60,000.

In December 2017, the Company raised $250,000 through a new private offering of its common stock at $1.00 per unit. The private offering was exempt from registration in accordance with Section 4(a)(2) of the Securities Act of 1933.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We are a biomedical device company engaged in the business of developing, manufacturing and commercializing biomedical technology and related healthcare patented products to treat pets and other animals suffering from arthritis and other painful afflictions. Our initial product, which is now being commercialized, is a medical device featuring the injection of patented gel-like protein-based biomaterials into the afflicted body parts of dogs, horses, and other pets and animals suffering from osteoarthritis.

We were incorporated in Nevada in 2009 under a former name. In 2014, we entered our current business through a reverse merger with PetVivo Inc., a Minnesota corporation founded in 2013. From this merger, PetVivo Inc. became our wholly owned subsidiary, and concurrently we changed our Nevada corporate name to PetVivo Holdings, Inc. Our common stock is publicly traded in the over-the-counter (OTC) market under the symbol “PETV.”

Merger With Gel-Del

Through a lengthy negotiation and merger process commenced in late 2014, we eventually acquired Gel-Del Technologies, Inc., a Minnesota corporation (“Gel-Del”) effective in April 2017. Prior to this Gel-Del merger, we had licensed Gel-Del’s biomedical technology for use in treatment of pets and other animals. While working together incident to this licensing arrangement, we and Gel-Del determined to merge and combine the two companies into one entity producing, marketing and selling medical products based on Gel-Del technology for both humans and animals.

Our merger with Gel-Del was effected through a statutory merger transaction resulting in an exchange by the shareholders of Gel-Del on a pro rata basis of 100% of all outstanding capital stock of Gel-Del in exchange for 5,450,000 shares of our restricted common stock, which represented approximately 30% of our total outstanding common shares post-merger. This merger became effective upon its filing with the Secretary of State of Minnesota on April 10, 2017, resulting in Gel-Del becoming our wholly owned subsidiary. Upon the effectiveness of this merger, each common share of Gel-Del outstanding immediately prior to consummation of the merger was converted into the right to receive 0.798 of a common share of our Company. Gel-Del did not have any outstanding options, warrants or other derivative securities or rights.

From this merger, we acquired all Gel-Del technology and related patents and other intellectual property (IP) rights and production techniques, as well as Gel-Del’s modern development and operational facilities being established in Edina, Minnesota. All of our management, development, marketing and administrative operations are now conducted from this suburban Minneapolis headquarters.

Gel-Del is a biomaterial and medical device development and manufacturing company founded in 1999. Gel-Del’s proprietary patented biomaterials simulate a body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are first commercializing Gel-Del’s technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a pivotal clinical trial using novel Gel-Del biomaterial as a dermal filler for human cosmetic applications. Gel-Del’s core competencies relate to the development and production of medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body’s tissue to allow integration, tissue repair, and regeneration for long-term implantation. Gel-Del biomaterials are produced using a patented and scalable self-assembly production process.

PLANNED BUSINESS OPERATIONS

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in suburban Minneapolis, Minnesota. We operate in the $15 billion US veterinary care market that has grown at a CAGR of 6.4% over the past five years according to the American Pet Products Association. Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in pets and other animals.

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

The company is planning to aggressively launch its lead product Kush™ Canine in early 2018. Kush™ Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Kush Canine is a superior treatment that safely improves joint function. The reparative Kush Canine particles are lubricious, cushioning and long lasting. The spongy protein-based particles in Kush Canine mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding). The Kush Canine particles protect the joint as an artificial cartilage. Based on industry sources, we estimate osteoarthritis afflicts 20 million owned dogs in the United States and the European Union, which we believe makes canine osteoarthritis a $2.3 billion market opportunity.

Osteoarthritis is a condition with degenerating cartilage, creating joint stiffness from mechanical stress resulting in inflammation and pain. The lameness caused by osteoarthritis worsens with time from the ongoing loss of protective cushion and lubricity (i.e., loss of slippery padding). There is no effective current treatment for osteoarthritis, only palliative pain therapy or joint replacement. Non-steroidal anti-inflammatory drugs (NSAIDS) are used to alleviate the pain and inflammation, but long-term use has been shown to cause gastric problems. NSAIDS do not treat the cartilage degeneration issue to halt or slow the progression of the osteoarthritis condition.

We believe that our Kush Canine osteoarthritis treatment is far superior to current treatments of using NSAID’s. NSAID’s have many side effects, especially in canines, whereas the company’s injected Kush Canine treatment has been found to elicit no adverse side effects. Remarkably, Kush treated dogs show an increase in activity even after they no longer are receiving pain drugs. No special training is required for the administration of the Kush Canine devices. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. Kush Canine immediately treats the effects of osteoarthritis and no special post treatment care is required.

Historically, industry data has shown that drug sales represent up to 30% of revenues at a typical veterinary practice. And we believe that revenues and margins at veterinary practices are being eroded because online, big box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. Our treatments expand practice revenues & margins because they are veterinarian-administered. Our Kush Canine device is veterinarian-administered to expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush Canine will accelerate its adoption rate and propel it forward as the standard of care for canine osteoarthritis.

We also intend to launch in 2018 our Kush Equine device for the treatment of equine lameness in horses. The Kush Equine product has similar features and benefits as our Kush Canine device.

We estimate that 1 million owned horses in the United States and European Union suffer from lameness and/or other joint/bone disease each year, making the treatment of such afflicted horses an annual market opportunity worth $600 million.

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and veterinary associations and other groups as complemented by the use of social media to educate and inform pet owners, and in Europe and rest of world through collaborating commercial partners and distributors.

We believe most veterinarians in the United States buy a majority of their equipment and supplies from one of several large veterinary products distributors. Our product distribution will leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors, and we plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of social media tools. The unique nature and the anticipated benefits provided by our Kush products are expected to generate significant consumer response.

RESULTS OF OPERATIONS

We are a development stage company with no history of commercial revenues, and we have incurred recurring substantial losses since inception. The following discussion should be read in conjunction with our unaudited financial statements and related notes included in this report.

Results of Operations for the Three Months Ended June 30, 2017 and 2016

Revenue – Revenue was $1,183 for the three months ended June 30, 2017 compared to $2,009 for the three months ended June 30, 2016. Revenue in both three-month periods consisted of Kush product sample sales to veterinary clinics.

Cost of Sales – We did not incur any cost of sales for either three-month period ended June 30, 2017 and 2016, and accordingly our gross profit was the same as revenue for both periods.

Operating Expenses – Operating expenses for the three months ended June 30, 2017 were $483,321 compared to $626,226 for the three months ended June 30, 2016, which decrease of $142,905 in the 2017 first quarter was due primarily to higher stock equity compensation in the 2016 first quarter. Research and development expenses increased from $5,497 in the 2016 first quarter to $23,866 in the 2017 first quarter. Most of our expenses in both of these quarters were general and administrative expenses, which were $460,638 for the three months ended June 30, 2017 compared to $622,738 for the three months ended June 30, 2016.

Other Income (Expenses) – Other income for the three months ended June 30, 2017 was $-0- compared to $24,460 for the three months ended June 30, 2016 from gain on a debt settlement. Other expenses consisted of interest expense of $17,710 for the first quarter of 2017 compared to interest expense of $8,686 for the first quarter of 2016.

Net (Loss) – Our net (loss) for the three months ended June 30, 2017 was $(501,031) compared to $(610,452) for the three months ended, which decrease of $109,421 for the 2017 first quarter was attributable primarily to higher stock compensation expenses and salaries.

Liquidity and Capital Resources

Our financial position and future prospects depend significantly on our access to financing to fund our operations during our development stage. Much of our current cost structure is based on costs related to personnel and facilities, and not subject to material variability. In order to fund our operations and working capital needs, we historically have utilized loans from accredited investors and others, equity sales of common stock to accredited investors and others having pre-existing relationships with us, and substantial issuances of stock-based compensation to satisfy outstanding debt and pay for development, management, financial, professional and other services.

As of June 30, 2017, our current assets were $22,269 including only approximately $5,000 in cash. In comparison, our current liabilities as of that date were $1,559,618 consisting of $1,122,818 of accounts payable/accrued expenses and $436,800 of notes payable. Our working capital deficiency as of June 30, 2017 was $1,537,349.

We will need to raise substantial additional capital through private or public offerings of our equity or debt securities, or a combination thereof, and we may have to use a material portion of any capital raised to repay past due debt obligations. To the extent any capital raised is insufficient both satisfy operational working capital needs and meet any required debt payments, we will most likely need to either extend, refinance or convert to equity our outstanding indebtedness.

We currently have little cash to support our operations and projected commercial growth. Accordingly, we will require substantial additional financing to fund our operational working capital for at least the next 12 months. Financing may be sought by us from a number of sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate cash needs, which our continued losses have made it difficult for us to accomplish. Over the past couple years; we have continued to incur substantial losses without any source of revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

We have not generated any operating cash flows since we are a development stage company which has not yet realized any commercial revenues.

Net Cash Used in Operating Activities — We used $(47,973) of net cash in operating activities for the three months ended June 30, 2017 compared to $(51,235) for the three months ended June 30, 2016. This decrease in cash used in operating activities during the 2017 first quarter was attributable decreases in stock issued for services and accrued expenses.

Net Cash Used in Investing Activities – We used $14,102 of net cash in investing activities in the three months ended June 30, 2017, consisting of a security deposit increase of $8,201 and a capitalized patent cost of $5,901, compared to $-0- net cash used in investing activities in the three months ended June 30, 2016.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2017, we were provided by financing activities with an amount of net cash of $42,000consisting of common stock subscribed of $10,500 and proceeds from common stock sales of $31,500. In comparison, during the three months ended June 30, 2016, we were provided by financing activities with net cash of $51,499 including proceeds from sales of common stock of $99,750 offset by aggregate repayments of $48,251 on notes, loans and a line of credit.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At June 30, 2017, we are obligated for unpaid officer salaries and advances of $348,319. This amount is included in accounts payable and accrued expenses.

Notes Payable

As of June 30, 2017, we are obligated on the following notes:

1. Third Party Individual	$77,295
2. Bank Credit Line	50,000
Total	$127,295

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017 and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2017 and March 31, 2016 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2017. Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2017, our internal control over financial reporting was not effective, due to the following:

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

As part of the preparation of this report, we have applied compensating procedures and processes as necessary to attempt to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the first quarter of our fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has established an audit committee consisting of our three independent directors. The audit committee’s primary function is to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the first quarter ended June 30, 2017 are as follows:

i) In April-June, 2017, the Company sold 90,000 unregistered common shares in private placements to three investors for total proceeds of $31,500, which proceeds were used for working capital purposes.

ii) In June 2017, the Company sold an aggregate of 2,100,128 unregistered common shares valued at $1,209,919 to four of its executive officers to settle outstanding accrued salaries owed to them.

iii) Also in June 2017, the Company sold an aggregate of 379,500 unregistered common shares valued at $156,825 to three persons for compensation for management and consulting services, including 160,000 shares valued at $80,000 issued to our Chief Executive Officer.

The sale of all the foregoing unregistered securities were pursuant to transactions not involving a public offering and thus exempt from registration in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

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

January 25, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer

January 25, 2018	By:	/s/ Cynthia Jenkins
Cynthia Jenkins
	Its:	Chief Financial Officer

