Form 10-Q/A
period 2017-06-30
PetVivo Holdings, Inc.
filed 2018-01-26
CIK 1512922

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amended Report”) is being filed with the Securities and Exchange Commission to amend the Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2017 (the “Original 10-Q”) of PetVivo Holdings Inc., solely to furnish XBRL (eXtensible Business Reporting Language) documents under Exhibit 101. Except for the foregoing, this Amended Report speaks as of the filing date of the Original 10-Q and does not update or discuss any other Company developments after the date of the Original 10-Q. This Amended Report restates only those portions of the Original 10-Q affected by the above changes.

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

January 26, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer

January 26, 2018	By:	/s/ Cynthia Jenkins
Cynthia Jenkins
	Its:	Chief Financial Officer