Form 10-Q
period 2017-09-30
PetVivo Holdings, Inc.
filed 2018-02-26
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-55167

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2018
Common Stock, $0.001	18,279,075

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2017

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2017	March 31, 2017
Assets:
Current Assets
Cash and cash equivalents	$193,159	$25,434
Accounts receivable	653	163
Prepaids	9,734	8,590
Security Deposit	8,201	-

Total Current Assets	211,747	34,187

Property and Equipment:
Property & equipment	103,504	103,503
Less: accumulated depreciation	(103,234)	(103,054)

Total Fixed Assets	270	449

Other Assets:
Trademark and patents-net	1,549,299	1,862,301

Total Other Assets	1,549,299	1,862,301

Total Assets	$1,761,316	$1,896,937

Liabilities and Stockholders' Equity

Current Liabilities
Accounts payable & accrued expenses	$1,210,410	$643,890
Note payable and accrued interest-related party	202,770	197,055
Notes payable and line of credit loan	121,826	131,247
Convertible notes payable	112,491	105,000

Total Current Liabilities	1,647,497	1,077,192

Commitments and Contingencies

Stockholders' Equity:
Common stock, par value $0.001, 250,000,000 shares authorized, issued 17,370,934 and 9,321,306 shares outstanding at September 30, 2017 and March 31, 2017	17,371	9,322
Common stock to be issued	4,778	1,349,919
Additional Paid-In Capital	46,324,973	30,567,761
Accumulated Deficit	(46,233,303)	(45,410,816)

Total Stockholders' Equity	113,819	(13,483,814)
Non-Controlling Interest	-	14,303,559

Total Stockholders' Equity	113,819	819,745

Total Liabilities and Stockholders' Equity	$1,761,316	$1,896,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Revenues	$327	$2,907	$1,510	$4,916

Cost of Sales	-	-	-	-

Gross Profit	$327	$2,907	$1,510	$4,916

Operating Expenses:

Research and Development	22,293	69,546	46,159	75,043
General and Administration	291,136	14,673,540	751,774	15,144,805
Total Operating Expenses	313,429	14,743,086	797,933	15,219,848

Operating Loss	$(313,102)	$(14,740,179)	$(796,423)	$(15,214,932)

Other Income (Expense)
Gain on Settlement of Debt	-	-	-	24,460
Interest Expense	(8,354)	(6,854)	(26,064)	(167,016)

Total Other Income (Expense)	(8,354)	(6,854)	(26,064)	(142,556)

Net Loss before taxes	$(321,456)	$(14,747,033)	$(822,487)	$(15,357,488)

Income Tax Provision	-	-	-	-

Net Loss	(321,456)	(14,747,033)	(822,487)	(15,357,488)

Net Loss Attributable To Non-Controlling Interest	-	268,595	-	547,702

Net loss attributable to PetVivo	$(321,456)	$(14,478,438)	$(822,487)	$(14,809,786)

Net Loss Per Share- Basic And Diluted	$(0.02)	$(1.60)	$(0.06)	$(1.65)

Weighted Average Common Shares Outstanding-Basic And Diluted	17,292,456	9,023,564	14,327,965	8,958,410

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Non-
	Common Stock		Paid-in	Accumulated	controlling	Stock to be	Shareholder
	Shares	Amount	Capital	Deficit	Interest	Issued	Receivable	Total
Balance March 31, 2016	7,931,639	$7,931	$28,224,376	$(29,879,283)	$15,280,865.00	$1,576,649.00	-	$15,210,538

Common stock to be issued	-	-	-	-	-	1,349,919.00	-	1,349,919

Common shares issued to settle debt	788,325	789	1,575,860	-	-	(1,576,649)	-	-

Common stock issued for cash	66,500	67	99,684	-	-	-	-	99,751

Common stock issued for services	437,500	438	382,062	-	-	-	-	382,500

Common shares issued for interest	97,342	97	151,379	-	-	-	-	151,476

Stock issued for services-Gel-Del	-	-	-	-	12,859	-	-	12,859

Warrants issued for services	-	-	134,400	-	-	-	-	134,400

Net Loss	-	-	-	(15,531,533)	(990,165)	-	-	(16,521,698)

Balance March 31, 2017	9,321,306	9,322	30,567,761	(45,410,816)	14,303,559	1,349,919	-	819,745

Common stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	(1,209,919)	-	-
Common stock to be issued	-	-	-	-	-	406,330	-	406,330
Shareholder receivable	-	-	-	-	-	-	(342,727)	(342,727)
Common stock issued for cash	120,000	120	41,880	-	-	(42,000)	-	-
Common stock issued for services	379,500	379	156,446	-	-	(156,825)	-	-
Common stock issued for services-Gel-Del	-	-	-	-	32,171	-	-	32,171
Warrant compensation	-	-	20,787	-	-	-	-	20,787
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-	-
Net loss	-	-	-	(822,487)	-	-	-	(822,487)

Balance September 30, 2017	17,370,934	$17,371	$46,324,973	$(46,233,303)	$-	$347,505	$(342,727)	$113,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,	September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(822,487)	$(15,357,488)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock issued for services	118,825	232,501
Stock issued for interest	-	151,476
Depreciation and amortization	323,582	419,982
Goodwill and patent impairment loss	-	14,081,031
Forgiveness of debt	-	(24,460)
Changes in Operating Assets and Liabilities
Increase (decrease) in prepaid expense	(1,143)	23,570
Decrease in advances and receivables	(490)	(407)
Increase in accounts payable and accrued expense	459,219	389,854

Net Cash Provided By (Used In) Operating Activities	77,506	(83,941)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in security deposit	(8,201)	-
Change in Assets	(10,401)	(27,478)

Net Cash Used in Investing Activities	(18,602)	(27,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sale	42,000	99,750
Increase in convertible notes payable	7,491	-
Increase in notes to related parties	-	3,563
Proceeds from loan	-	7,500
Common stock subscribed	74,562	60,000
Repayments of convertible notes	-	(35,000)
Repayments of loans and line of credit	(15,232)	(19,137)

Net Cash Provided by Financing Activities	108,821	116,676

Net Increase in Cash	167,725	5,257
Cash at Beginning of Period	25,434	258

Cash at End of Period	$193,159	$5,515

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	-	-
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment for accrued salaries	$1,209,919	$-
Change in variable interest equity	$14,335,730	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2017

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

PetVivo Holdings, Inc. (the “Company”) was incorporated in Nevada under a former name in 2009, and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in Minnesota PetVivo becoming a wholly-owned subsidiary of the Company.

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

Although these interim financial statements at September 30, 2017 and for the six months ended September 30, 2017 and 2016 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended September 30, 2017 are not necessarily indicative of the results to be expected for the year ended March 31, 2018 or for any future period.

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

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2017, the Company had $193,159 in cash equivalents.

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

The Company has 883,250 warrants outstanding as of September 30, 2017 with varying exercise prices ranging from $3.50 to $0.30/share. The weighted average exercise price for these warrants is $ 0.63 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, notes payable, notes payable - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2017 and March 31, 2017, due to the short-term nature of these instruments.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at September 30, 2017 and March 31, 2017.

(L)Recent Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on April 1, 2018 and apply the cumulative catchup transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to recognize ROU assets and related obligations upon adoption of ASU 2016-02.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

The Company has one convertible note outstanding as of September 30, 2017 in the amount of $105,000 plus accrued interest of $7,491. The note terms include: twelve percent annual interest rate with the stipulation including upon completion of the Company’s next qualified equity financing round the note holder shall be allowed to exchange this note pursuant to the same terms and conditions offered in the qualified offering.

NOTE 3 - RELATED PARTY PAYABLE

At September 30, 2017, the company is obligated for officers’ notes payable, accounts payable and accrued interest in the total amount of $202,770. The note payable to officer terms are accrual of interest at eight percent annually, with a stipulation including if the Company receives additional financing in the amount greater than $1,400,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

NOTE 4 - NOTE PAYABLE

The Company is obligated on the following notes at September 30, 2017:

1.	Third Party Individuals	$78,493
2.	Bank Credit Line	43,333
	Total	$121,826

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

NOTE 6 - COMMON STOCK

From April 1, 2017 to September 30, 2017, the Company issued 8,049,628 shares of common stock of which 2,100,128 were issued to reduce accrued salaries valued at $1,209,919; 379,500 shares were for services valued at market for $156,825; and120,000 shares for cash of $42,000. In addition, 5,450,000 shares were issued as part of the Company’s merger of Gel-Del Technologies, Inc.

As of September 30, 2017, the Company had 883,250 warrants outstanding. On August 5, 2015, 40,000 warrants were issued as settlement for business advising, management consulting, fund raising and public relations consulting at exercise price of $3.50/share for a five year term. On April 11, 2016, 20,000 warrants were issued as part of subscription agreements at an exercise price of $2.00/share for a term of five years. On June 7, 2016, 13,250 warrants were issued as part of a subscription agreement at an exercise price of $2.00/share for a term of five years. On September 19, 2016, 60,000 warrants were issued as part of a subscription agreement at an exercise price of $1.50/share for a term of five years. On July 28, 2017, 750,000 warrants were issued as an incentive for the President to raise operating capital and other duties at an exercise price of $0.30/share for a vesting term of two years.

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

NOTE 8 – INCOME TAXES

The Company has not filed tax returns for 2014, 2015, 2016, and 2017. The Company’s subsidiaries, Gel-Del Technologies, Inc., and Cosmeta Corp have not filed tax returns for tax years 2013, 2014, 2015, 2016, and 2017. It should be noted that the tax liability for all the companies for those years is likely to be none or minimal as a result of net operating losses recorded in those years. Gel-Del Technologies, Inc. and Cosmeta Corp file consolidated returns. There are penalties for not filing timely returns. These penalties have not been determined at this time, however, due to the operating losses, penalties are expected to be minimal. The Company is now in the process of filing all untimely returns, which will soon be submitted as required.

NOTE 9 – LEASE AND COMMITMENTS

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. Future minimum rental commitments are as follows:

2017	$3,186
2018	24,932
2019	24,932
2020	24,932
2021	24,932
2022	24,932
2023	24,932
2024	21,774
$174,552

NOTE 10 – SUBSEQUENT EVENTS

In September 2017, the Company issued 5,450,000 shares of its common stock to Gel-Del Technologies, Inc. shareholders to complete the merger in exchange for Gel-Del’s surrendered outstanding shares.

In November 2017, the Company’s receivable of $342,727 for stock subscriptions from the issuance of too many shares as compensation to four officer/directors of the Company has been resolved. The officers/directors agreed to return their shares and the correct number of shares have been issued.

In December 2017, the Company issued 2,000 common shares to Patrick Howell valued at $3,000 for services provided.

In December 2017, the Company raised $525,000 through a private offering of 1,500,000 shares of its common stock and 1,500,000 purchase warrants at $0.35 per unit.

In December 2017, the Company offered a discount to the warrant exercise price for shares from $1.50 per share to $1.00 per share in order to raise operating capital. This discount was accepted by the warrant holder and raised $60,000.

In December 2017, the Company raised $250,000 through another private offering of its common stock at $1.00 per share.

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

The company is planning to aggressively launch its lead product Kush™ Canine during the first half of 2018. Kush™ Canine is a veterinarian-administered joint injection for the treatment of osteoarthritis in dogs. The Kush Canine device is made from natural components that perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

Revenue – Revenue was $327 for the three months ended September 30, 2017 compared to $2,907 for the three months ended September 30, 2016. Revenue in both of these three-month periods consisted of Kush product sample sales to veterinary clinics.

Cost of Sales – We did not incur any cost of sales for either three month period ended September 30, 2017 and 2016, and accordingly our gross profit was the same as our revenue for both periods

Operating Expenses – Operating expenses for the three months ended September 30, 2017 were $313,429 compared to $14,743,086 for the three months ended September 30, 2016, which substantial decrease of $14,429,657 for the 2017 three-month period compared to the same period of 2016 was due to our adjustment for the valuation of goodwill and trademark/patent IP related to the Gel-Del merger. Research and development expenses were $22,293 for the three months ended September 30, 2017 compared to $69,546 for the comparable 2016 period, which decrease in 2017 was due to our development activities being substantially completed in 2016. Most of our expenses in both of these quarters were general and administrative expenses, which were $291,136 for the three months ended September 30, 2017 compared to $14,673,540 for the comparable three-months of 2016, which substantial decrease in the 2017 period was due to our adjustment for the valuation of goodwill and intellectual property (IP) related to the Gel-Del merger.

Other Income(Expenses) – There were no other income items for either second quarter of 2017 and 2016. Other expenses consisted of interest expense of $8,354 for the three months ended September 30, 2017 compared to interest expense of $6,854 for the comparable quarter of 2016.

Net Loss – Our net loss for the three months ended September 30, 2017 was $(321,456) compared to $(14,747,033) for the three months ended September 30, 2016, which substantial decrease for the second quarter of 2017 compared to the second quarter of 2016 was due primarily to our adjustment in 2016 for the valuation of goodwill and IP in the Gel-Del merger.

Results of Operations for the Six Months Ended September 30, 2017 and 2016

Revenue – Revenue was $1,510 for the six months ended September 30, 2017 compared to $4,916 for the six months ended September 30, 2016. Revenue in both six-month periods consisted of Kush product sample sales to veterinary clinics.

Cost of Sales – We did not incur any cost of sales for either six-month period ended September 30, 2017 and 2016, and accordingly our gross profit was the same as revenue for both periods.

Operating Expenses – Operating expenses for the six months ended September 30, 2017 were $797,933 compared to $15,219,848 for the six months ended September 30, 2016, which decrease of $14,421,915 in the 2017 first two quarters was due primarily to adjustment for the valuation of goodwill and trademarks and patents in the 2016 first two quarters. Research and development expenses decreased from $75,043 in the 2016 first two quarters to $46,159 in the 2017 first two quarters. Most of our expenses in both six month periods were general and administrative expenses, which were $751,774 for the six months ended September 30, 2017 compared to $15,144,805 for the six months ended September 30, 2016 due to our valuation before adjustment of intellectual property (IP) and goodwill.

Other Income (Expenses) – Other income for the six months ended September 30, 2017 was $-0- compared to $24,460 for the six months ended September 30, 2016 from gain on a debt settlement. Other expenses consisted of interest expense of $26,064 for the first two quarters of 2017 compared to interest expense of $167,016 for the first two quarters of 2016, which decrease was due to considerably less debt during the 2017 period.

Net Loss – Our net loss for the six months ended September 30, 2017 was $(822,487) compared to $(15,357,488) for the six months ended September 30, 2016, which decrease of $14,535,001 for the 2017 first two quarters was attributable primarily to the adjustment for the valuation of goodwill and trademark and patents in 2016.

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

As of September 30, 2017, our current assets were $211,747 including approximately $193,159 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,647,497 consisting of $1,210,410 of accounts payable/accrued expenses and $437,087 of notes payable. Our working capital deficiency as of September 30, 2017 was $1,435,750.

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

We currently have some cash to support our operations and projected commercial growth, although we will require substantial additional financing to fund our operational working capital for at least the next 12 months. Financing may be sought by us from a number of sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

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

Net Cash Provided by (Used in) Operating Activities -- We provided $77,506 of net cash in operating activities for the six months ended September 30, 2017 compared to cash used of $(80,378) for the six months ended September 30, 2016. This increase in cash provided in operating activities during the 2017 first two quarters was attributable primarily to an increase in accounts payable and accrued expenses.

Net Cash Used in Investing Activities – We used $(18,602) of net cash in investing activities in the six months ended September 30, 2017, consisting of a security deposit increase of $8,201 and a capitalized patent cost of $10,401, compared to $(27,478) net cash used in investing activities in the six months ended September 30, 2016 which consisted of capitalized patent cost of $27,478.

Net Cash Provided by Financing Activities – During the six months ended September 30, 2017, funds were provided by financing activities with an amount of net cash of $108,821 consisting of common stock subscribed of $74,562, an increase in convertible notes of $7,491, repayments of loans and line of credit of $(15,232) and proceeds from common stock sales of $42,000. In comparison, during the six months ended September 30, 2016, we were provided by financing activities with net cash of $113,113 including proceeds from sales of common stock of $99,750, proceeds of loans of $7,500, common stock subscribed of $60,000 offset by aggregate repayments of $54.137 on notes, loans and a line of credit.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At September 30, 2017, we are obligated for unpaid officers’ salaries and advances of $399,794. This amount is included in accounts payable and accrued expenses.

Notes Payable

As of September 30, 2017, we are obligated on the following notes:

1.	Third Party Individual	$78,493
2.	Bank Credit Line	43,333
	Total	$121,826

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017 and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2017. Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2017, our internal control over financial reporting was not effective, due to the following:

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

There were no significant changes in our internal control over financial reporting during the second quarter of our fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the quarter ended September 30, 2017 are as follows:

i) In July 2017, the Company sold an aggregate of 30,000 unregistered common shares valued at $ 10,500 to one person in a private placement, which proceeds were used for working capital purposes.

ii) In August, the Company sold an aggregate of 87,142 unregistered common shares valued at $ 30,500 to two individuals in a private placement, which proceeds were used for working capital purposes.

iii) In September, the Company sold an aggregate of 584,300 unregistered common shares valued at $ 204,505 to eleven individuals in a private placement, which proceeds were used for working capital purposes.

iv) In October through December, the Company sold an aggregate of 1,048,558 unregistered common shares valued at $529,495 to thirty-one individuals in private placements, which proceeds were for working capital purposes.

The sale of all the foregoing unregistered securities made to accredited investors and was pursuant to transactions not involving a public offering and thus exempt from registration in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

February 26, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer

February 26, 2018	By:	/s/ Cynthia Jenkins
Cynthia Jenkins
	Its:	Chief Financial Officer

