Form 10-Q
period 2017-12-31
PetVivo Holdings, Inc.
filed 2018-04-27
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 26, 2018
Common Stock, $0.001	18,279,075

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

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

3

PART I

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2017	March 31, 2017
Assets:
Current Assets
Cash and cash equivalents	$556,901	$25,434
Accounts receivable	163	163
Employee advance	1,000	-
Prepaids	22,423	8,590
Security deposit	8,201	-
Total Current Assets	588,688	34,187

Property and Equipment:
Property & equipment	112,271	103,503
Less: accumulated depreciation	(103,470)	(103,054)
Total Fixed Assets	8,801	449

Other Assets:
Trademark and patents-net	1,399,043	1,862,301
Total Other Assets	1,399,043	1,862,301
Total Assets	$1,996,532	$1,896,937

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable & accrued expenses	$1,278,807	$643,890
Note payable and accrued interest-related party	196,063	197,055
Notes payable and line of credit loan	66,230	131,247
Convertible notes payable	115,736	105,000
Total Current Liabilities	1,656,836	1,077,192

Commitments and Contingencies

Stockholders’ Equity:
Common stock, par value $0.001, 250,000,000 shares authorized, issued 18,279,075 and 9,321,306 shares outstanding at December 31, 2017 and March 31, 2017	18,279	9,322
Common stock to be issued	412,000	1,349,919
Additional Paid-In Capital	46,699,288	30,567,761
Accumulated Deficit	(46,789,871)	(45,410,816)
Total Stockholders’ Equity	339,696	(13,483,814)
Non-Controlling Interest	-	14,303,559
Total Stockholders’ Equity	339,696	819,745
Total Liabilities and Stockholders’ Equity	$1,996,532	$1,896,937

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016

Revenues	$-	$2,163	$1,510	$7,079

Cost of Sales	-	-	-	-

Gross Profit	$-	$2,163	$1,510	$7,079

Operating Expenses:

Research and Development	16,659	42,192	62,818	117,235
General and Administration	516,234	458,508	1,268,008	15,603,313
Total Operating Expenses	532,893	500,700	1,330,826	15,720,548

Operating Loss	$(532,893)	$(498,537)	$(1,329,316)	$(15,713,469)

Other Income (Expense)
Gain on Settlement of Debt	22,000	-	22,000	24,460
Interest Expense	(45,675)	(8,555)	(71,739)	(175,571)
Total Other Income (Expense)	(23,675)	(8,555)	(49,739)	(151,111)

Net Loss before taxes	$(556,568)	$(507,092)	$(1,379,055)	$(15,864,580)

Income Tax Provision	-	-	-	-

Net Loss	(556,568)	(507,092)	(1,379,055)	(15,864,580)

Net Loss Attributable To Non-Controlling Interest	-	225,092	-	772,794

Net loss attributable to PetVivo	$(556,568)	$(282,000)	$(1,379,055)	$(15,091,786)

Net Loss Per Share- Basic And Diluted	$(0.03)	$(0.03)	$(0.08)	$(1.68)

Weighted Average Common Shares Outstanding-Basic And Diluted	17,168,329	9,081,482	16,506,923	9,000,488

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Issued	Total
Balance March 31, 2016	7,931,639	$7,931	$28,224,376	$(29,879,283)	$15,280,865.00	$1,576,649.00	$15,210,538

Common stock to be issued	-	-	-	-	-	1,349,919.00	1,349,919

Common shares issued to settle debt	788,325	789	1,575,860	-	-	(1,576,649)	-

Common stock issued for cash	66,500	67	99,684	-	-	-	99,751

Common stock issued for services	437,500	438	382,062	-	-	-	382,500

Common shares issued for interest	97,342	97	151,379	-	-	-	151,476

Stock issued for services-Gel-Del	-	-	-	-	12,859	-	12,859

Warrants issued for services	-	-	134,400	-	-	-	134,400

Net Loss	-	-	-	(15,531,533)	(990,165)	-	(16,521,698)

Balance March 31, 2017	9,321,306	9,322	30,567,761	(45,410,816)	14,303,559	1,349,919	819,745

Common stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	(1,209,919)	-
Common stock issued to reduce debt	37,741	38	13,172	-	-	(13,210)	-
Proceeds from stock sale	-	-	-	-	-	877,000	877,000
Common stock returned	(681,600)	(682)	(342,045)	-	-	-	(342,727)
Stock based compensation granted			112,527			176,825	289,352
Stock granted for debt conversion						13,210	13,210
Common stock issued for cash	1,620,000	1,620	565,380	-	-	(567,000)	-
Common stock issued for services	431,500	431	214,394	-	-	(214,825)	-
Common stock issued for services-Gel-Del	-	-	-	-	32,171	-	32,171
Inducement dividend	-	-	30,000	-	-	-	30,000
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-
Net loss	-	-	-	(1,379,055)	-	-	(1,379,055)

Balance December 30, 2017	18,279,075	$18,279	$46,699,288	$(46,789,871)	$-	$412,000	$339,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2017	December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(1,379,055)	$(15,864,580)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Induced dividend from warrant exercise	30,000	-
Gain on debt settlement	(22,000)	-
Non cash consulting expense	-	134,400
Stock based compensation	321,523	232,500
Stock compensation adjustment	(342,727)	-
Stock issued for interest	-	151,476
Depreciation and amortization	483,317	583,966
Goodwill and patent impairment loss	-	14,081,031
Forgiveness of debt	-	(24,460)
Changes in Operating Assets and Liabilities
Increase (decrease) in prepaid expense	(13,833)	5,390
Increase (decrease) in advances and receivables	(1,000)	15,900
Increase in accounts payable and accrued expense	677,924	596,423
Net Cash Used In Operating Activities	(245,851)	(87,954)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in security deposit	(8,201)	-
Purchase of equipment	(8,768)
Change in intangible assets	(19,643)	(31,833)
Net Cash Used in Investing Activities	(36,612)	(31,833)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sale	877,000	99,750
Stock issued to convert debt	13,210
Decrease in notes to related parties	(2,168)	4,305
Proceeds from loan	-	12,500
Debt conversion	(12,500)	-
Common stock subscribed	-	60,200
Repayments of convertible notes	-	(35,000)
Repayments of loans and line of credit	(61,612)	(19,137)
Net Cash Provided by Financing Activities	813,930	122,618

Net Increase in Cash	531,467	2,831
Cash at Beginning of Period	25,434	258
Cash at End of Period	$556,901	$3,089

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	-	-
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment for accrued salaries	$1,209,919	$-
Change in variable interest equity	$14,335,730	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2017

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

Although these interim financial statements at December 31, 2017 and for the nine months ended December 31, 2017 and 2016 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the nine months ended December 31, 2017 are not necessarily indicative of the results to be expected for the year ended March 31, 2018 or for any future period.

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

The accounting for the acquisition of Gel-Del Technologies, Inc. began with the Security Exchange Agreement on April 10, 2015 which was uncompleted and abandoned in 2016, and as adjusted for completion pursuant to the Agreement and Plan of Merger effective April 10, 2017 (the “Merger”). To complete the Merger, the Company issued 5,450,000 shares valued at market at $0.40 per share, which equaled $2,180,000.

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and March 31, 2018, the Company had no cash equivalents.

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

The Company has 2,646,036 warrants outstanding as of December 31, 2017 with varying exercise prices ranging from $3.50 to $0.30/share. The weighted average exercise price for these warrants is $ 0.52 per share. These warrants are antidilutive and have been excluded from the weighted average number of shares.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, notes payable, notes payable - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2017 and March 31, 2017, due to the short-term nature of these instruments.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and March 31, 2017.

(L)Recent Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company will adopt the guidance on April 1, 2018 and apply the cumulative catchup transition method. The transition adjustment to be recorded to stockholders’ equity upon adoption of the new standard is not expected to be material. The Company does not expect the adoption on this new standard to have any material effect upon the financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to recognize ROU assets and related obligations upon adoption of ASU 2016-02. The Company does not expect the adoption on this new standard to have any material effect upon the financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - CONVERTIBLE NOTES PAYABLE

The Company has one convertible note outstanding as of December 31, 2017 in the amount of $105,000 plus accrued interest of $10,736. The note terms include: twelve percent annual interest rate with the stipulation including upon completion of the Company’s next qualified equity financing round the note holder shall be allowed to exchange this note pursuant to the same terms and conditions offered in the qualified offering.

NOTE 3 - RELATED PARTY PAYABLE

At December 31, 2017, the company is obligated for officers’ notes payable, accounts payable and accrued interest in the total amount of $196,063. The note payable to officer terms are accrual of interest at eight percent annually, with a stipulation including if the Company receives additional financing in the amount greater than $1,400,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

NOTE 4 - NOTE PAYABLE

The Company is obligated on the following notes at December 31, 2017:

1.	Third Party Individuals	$181,966
2.	Bank Credit Line	18,333
	Total	$200,299

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

NOTE 6 - COMMON STOCK

From April 1, 2017 to December 31, 2017, the Company issued 8,957,769 shares of common stock of which 1,418,528 were issued to reduce accrued salaries valued at $867,192; 431,500 shares were for services valued at market for $214,825; and 1,620,000 shares for cash of $567,000. In addition, 5,450,000 shares were issued as part of the Company’s merger of Gel-Del Technologies, Inc. In December, 2017, 37,741 shares were issued to settle debt valued at $13,210.

As of December 31, 2017, the Company had 2,646,036 warrants outstanding. On August 5, 2015, 40,000 warrants were issued as settlement for business advising, management consulting, fund raising and public relations consulting at exercise price of $3.50/share for a five year term. On April 11, 2016, 20,000 warrants were issued as part of subscription agreements at an exercise price of $2.00/share for a term of five years. On June 7, 2016, 13,250 warrants were issued as part of a subscription agreement at an exercise price of $2.00/share for a term of five years.

On September 15, 2017, the Company issued 100,000 warrants to David Deming and 100,000 warrants to Peter Vezmar at an exercise price of $0.35/share for a five year term. On September 19, 2016, 60,000 warrants were issued as part of a subscription agreement at an exercise price of $1.50/share for a term of five years. On July 28, 2017, 750,000 warrants were issued to the President upon the transfer of his 1.25 million shares to the new CEO at an exercise price of $0.30/share for a vesting term of two years. On November 6, 2017, the Company issued 100,000 warrants to David Merrill as a board member at an exercise price of $1.00/share for a five year term. On December 7, 2017, the Company issued 1,500,000 warrants as part of subscription agreements at an exercise price of $0.50/share for a three year term. On December 18, 2017, the Company issue 22,786 warrants as part of a conversion of a note payable at an exercise price of $0.50/share for a three year term. On December 28, 2017, one warrant holder exercised 60,000 warrants at $1.00/share.

NOTE 7 - AGREEMENT AND PLAN OF MERGER

In November 2014early 2015, we entered into a business combination agreement with Gel-Del Technologies, Inc, a Minnesota corporation (“Gel-Del”) and incident thereto in early 2015 shareholder approval of this agreement was obtained from both our shareholders and Gel-Del shareholders. We then concluded for this pending merger that Gel-Del was a VIE entity for which we were the primary beneficiary. Accordingly, for future accounting purposes, we consolidated our financial statements with those of Gel-Del as our VIE entity. We also valued Gel-Del in this uncompleted merger based on the trading price of our common stock in early 2015.

In late 2016 we abandoned the uncompleted 2015 business combination since Gel-Del management no longer agreed to complete it due to a substantial decline in the value of our common stock as well as a perceived higher value of Gel-Del based on additional patents granted for Gel-Del technology. During early 2017, our management and Gel-Del management again entered into a definitive agreement to effect a merger to replace the abandoned merger, provided we issue an additional 31.3% of our common stock to Gel-Del shareholders than was required by our abandoned merger. This 2017 merger agreement was then concluded through a statutory triangular merger, whereby Gel-Del and a wholly-owned Minnesota subsidiary of ours (formed expressly for the purpose of this transaction) completed a statutory merger under Minnesota Statutes (the “Merger”). Pursuant to the Merger, Gel-Del was the surviving entity and concurrently became our wholly-owned subsidiary, resulting in our obtaining full ownership of Gel-Del. Our primary reason to effect the Merger was to obtain 100% ownership and control of Gel-Del and its patented bioscience technology, including ownership of Gel-Del’s Cosmeta subsidiary. The effective and acquisition date for the Merger was April 10, 2017 when the Merger was filed officially with the Secretary of State of Minnesota.

As a result of the Merger we issued a total of 5,450,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each common share of Gel-Del outstanding immediately prior to the Merger effective date being converted into the right to receive 0.788 common shares of our company. Gel-Del did not have any outstanding options, warrants, other derivative securities or rights convertible into securities.

Incident to the Merger, we also recorded an impairment loss of $14,335,730 related to an adjustment of our earlier valuation of Gel-Del which had been used in the abandoned 2015 business combination.

Total consideration for this Gel-Del merger was comprised of 5,450,000 shares of our common stock with an estimated fair value of $2,180,000, which 5,450,000 shares then represented approximately 30% of our total post-merger outstanding common stock. The Merger was accounted for using the acquisition method of accounting and the purchase price was allocated to the net assets acquired at their estimated fair value as follows:

Current assets	$13,918
Property and equipment	107,300
Intangible assets (patents & trademarks)	2,180,000
Non-controlling interest in Gel-Del	1,422,180

Total assets acquired	3,723,398

Total liabilities assumed	1,543,398

Net assets acquired	$2,180,000

The allocation of $1,422,180 for the controlling interest in Gel-Del was completely eliminated or impaired after the Merger became effective in order to remove it from future consolidated interim and annual financial statements.

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

NOTE 9 – LEASE AND COMMITMENTS

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. Future minimum rental commitments are as follows:

2018	$24,932
2019	24,932
2020	24,932
2021	24,932
2022	24,932
2023	24,932
2024	21,774
$171,366

NOTE 10 – SUBSEQUENT EVENTS

On February 2018, the Company converted note payables in the amount of $181,966 into 425,287 shares of common stock and 330,673 purchase warrants with an exercise price of $0.50 per share with a three year term.

In February 2018, the Company granted 10,000 shares valued at $1.50 per share for consulting and business management services.

In February 2018, the Company engaged a new patent law firm and granted 20,000 purchase warrants with an exercise price of $1.00 per share with a three year term.

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

Merger With Gel-Del

Through a merger effective in April 2017, we acquired Gel-Del Technologies, Inc., a Minnesota corporation (“Gel-Del”). Prior to this Gel-Del merger, we had licensed Gel-Del’s biomedical technology for use in treatment of pets and other animals. While working together incident to this licensing arrangement, we and Gel-Del determined to merge and combine the two companies into one entity producing, marketing and selling medical products based on Gel-Del technology for both humans and animals.

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

Results of Operations for the Three Months Ended December 31, 2017 and 2016

Revenue – Revenue was $0 for the three months ended December 31, 2017 compared to $2,163 for the three months ended December 31, 2016. Revenue in the three months ended December 31, 2016 consisted of Kush product sample sales to veterinary clinics.

Cost of Sales – We did not incur any cost of sales for either three month period ended December 31, 2017 and 2016, and accordingly our gross profit was the same as our revenue for both periods

Operating Expenses – Operating expenses for the three months ended December 31, 2017 were $532,893 compared to $500,700 for the three months ended December 31, 2016, an increase of $32,193 for the 2017 three-month period. Research and development expenses were $16,659 for the three months ended December 31, 2017 compared to $42,192 for the comparable 2016 period, which decrease in 2017 was due to our development activities being substantially completed in 2016. Most of our expenses in both of these quarters were general and administrative expenses, which were $516,234 for the three months ended December 31, 2017 compared to $458,508 for the comparable three-months of 2016, which increase in the 2017 period was due an increase in stock based compensation for services.

Other Income (Expenses) – There was a gain on settlement of debt for third quarter of 2017 compared with no other income for the third quarter of 2016. Other expenses consisted of interest expense of $45,675 for the three months ended December 31, 2017 compared to interest expense of $8,555 for the comparable quarter of 2016, which increase in interest expense in the 2017 three-month period was due to higher interest payments made on outstanding debt during the 2017 period.

Net Loss – Our net loss for the three months ended December 31, 2017 was $556,568 compared to $507,092 for the three months ended December 31, 2016, which increase was due primarily to an increase in stock based compensation for services for the 2017 period.

Results of Operations for the Nine Months Ended December 31, 2017 and 2016

Revenue – Revenue was $1,510 for the nine months ended December 31, 2017 compared to $7,079 for the nine months ended December 31, 2016. Revenue in both nine-month periods consisted of Kush product sample sales to veterinary clinics.

Cost of Sales – We did not incur any cost of sales for either nine -month period ended December 31, 2017 and 2016, and accordingly our gross profit was the same as revenue for both periods.

Operating Expenses – Operating expenses for the nine months ended December 31, 2017 were $1,330,826 compared to $15,720,548 for the nine months ended December 31, 2016; a decrease of $14,389,722 in the first three quarters of 2017 was due primarily to adjustment for the valuation of goodwill, trademarks, and patents in the first three quarters of 2016. Research and development expenses decreased from $117,235 in the first three quarters of 2016 to $62,818 in the first three quarters of 2017, which decrease in 2017 was due to development being completed in 2016. Most of our expenses in both nine month periods were general and administrative expenses, which were $1,268,008 for the nine months ended December 31, 2017 compared to $15,603,313 for the nine months ended December 31, 2016 due to our valuation before adjustment of intellectual property (IP) and goodwill.

Other Income (Expenses) – Other income for the nine months ended December 31, 2017 was $22,000 compared to $24,460 for the nine months ended December 31, 2016 from gains on a debt settlement. Other expenses consisted of interest expense of $71,739 for the first three quarters of 2017 compared to interest expense of $175,571 for the first three quarters of 2016. This decrease was due to considerably less debt during the 2017 period.

Net Loss – Our net loss for the nine months ended December 31, 2017 was $1,379,055 compared to $15,864,580 for the nine months ended December 31, 2016, a decrease of $14,485,525 for the first three quarters of 2017 was attributable primarily to the adjustment for the valuation of goodwill and trademark and patents in 2016.

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

As of December 31, 2017, our current assets were $588,688 including approximately $556,901 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,656,836 consisting of $1,278,807 of accounts payable/accrued expenses and $378,029 of notes payable. Our working capital deficiency as of December 31, 2017 was $1,068,148.

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

We currently have some cash to support our operations, although we will require substantial additional financing to fund our operational working capital and projected commercial growth for all the next 12 months and beyond. Financing may be sought by us from a number of sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

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

Net Cash Used in Operating Activities -- We used $245,851 of net cash in operating activities for the nine months ended December 31, 2017 compared to cash used of $87,954 for the nine months ended December 31, 2016. This increase in cash used in operating activities during the 2017 first three quarters was attributable primarily to increased issuances of common stock and warrants to satisfy interest and services expenses.

Net Cash Used in Investing Activities – We used $36,612 of net cash in investing activities in the nine months ended December 31, 2017, consisting of a security deposit increase of $8,201, new equipment purchase of $8,768 and a capitalized patent cost of $19,643, compared to $31,833 net cash used in investing activities in the nine months ended December 31, 2016 which consisted of capitalized patent cost of $31,833.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2017, funds were provided by financing activities with an amount of net cash of $813,930 consisting of common stock purchased of $877,000, an increase stock issued to convert notes of $13,210, repayments of loans and line of credit of $61,612, debt conversion of $12,500, and a reduction in notes to related parties. In comparison, during the nine months ended December 31, 2016, we were provided by financing activities with net cash of $122,618 including proceeds from sales of common stock of $99,750, proceeds of loans of $12,500, common stock subscribed of $60,200, an increase in notes to related parties of $4,305, offset by aggregate repayments of $54,137 on notes, loans and a line of credit.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At December 31, 2017, we are obligated for unpaid officers’ salaries and advances of $468,564. This amount is included in accounts payable and accrued expenses.

Notes Payable

As of December 31, 2017, we are obligated on the following notes:

1.	Third Party Individuals	$181,966
2.	Bank Credit Line	18,333
	Total	$200,299

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017 and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. Based on our assessment, our chief executive officer and our chief financial officer believe that, as of December 31, 2017, our internal control over financial reporting was not effective, due to the following:

●	Deficiencies in Segregation of Duties. Due to our limited staff including our accounting personnel, segregation of functions and duties with respect to our related cash and control over the disbursements maybe limited.

●	Deficiencies in the staffing of our financial accounting department. The number of qualified accounting personnel with experience in public company SEC reporting and GAAP is limited. This weakness does not enable us to maintain adequate controls over our financial accounting and reporting processes regarding the accounting for non-routine and non-systematic transactions.

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

There were no significant changes in our internal control over financial reporting during the third quarter of our fiscal year ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the quarter ended December 31, 2017 are as follows:

In October through December, the Company sold an aggregate of 1,750,000 unregistered common shares valued at $775,000 to thirty-one accredited individuals in private placements, which proceeds were for working capital purposes.

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

April 27, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer

April 27, 2018	By:	/s/ John Lai
John Lai
	Its:	Chief Financial Officer

