Form 10-K/A
period 2017-03-31
PetVivo Holdings, Inc.
filed 2018-06-27
CIK 1512922

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

EXPLANATORY NOTE

        This Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended March 31, 2017 is being filed solely to include required signatures of directors of the Company which were omitted mistakenly in the original filing.

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

PetVivo Holdings, Inc., a Nevada corporation

June 21, 2018	By:	/s/ Wesley C. Hayne
Wesley C. Hayne
	Its:	Chief Executive Officer and Director (Principal Executive Officer)

June 21, 2018	By:	/s/ John Lai
John Lai
	Its:	Chief Financial Officer(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of the Registrant as of March 31, 2017.

By:	/s/ Wesley C. Hayne	June 21, 2018
Wesley C. Hayne
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ John Lai	June 21, 2018
John Lai
President, Chief Financial Officer, Director
(Principal Financial and Accounting Officer)

/s/ John Dolan	June 21, 2018
John Dolan
Director

/s/ Randall Meyer	June 21, 2018
Randall Meyer
Director