Form 10-Q/A
period 2017-12-31
PetVivo Holdings, Inc.
filed 2018-07-17
CIK 1512922

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

EXPLANATORY NOTE

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended December 31, 2017 is being filed solely to revise and replace Note 7 of the Notes to Financial Statements for the quarter ended December 31,2017.

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2017

3

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

4

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

(D) Cash and Cash Equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2017 and March 31, 2017, the Company had no cash equivalents.

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

NOTE 7 – MERGER AGREEMENT WITH GEL-DEL

On November 21, 2014, the respective Boards of Directors and executive officers of our company and of Gel-Del Technologies, Inc., a Minnesota corporation (“Gel-Del”), entered into and agreed to a merger between our company and Gel-Del, subject to approval by our shareholders and the shareholders of Gel-Del. Approval of our shareholders of this initial merger was obtained by us on April 10, 2015 through a Written Consent pursuant to Nevada corporate statutes, and approval of Gel-Del shareholders was obtained through a meeting of its shareholders duly held on March 25, 2015 pursuant to Minnesota corporate statutes. Concurrent with obtaining full shareholder approval, we also appointed the directors of Gel-Del as directors of our company.

We then controlled Gel-Del, combined all Gel-Del operations with ours, and became responsible to provide future funding for Gel-Del. Accordingly, we concluded that Gel-Del was a VIE entity for which we were the primary beneficiary and that for accounting purposes, we would consolidate our financial statements with those of Gel-Del. As required by US GAAP accounting, our initial consolidation of this VIE was accounted for similar to a business combination with the assets and liabilities of Gel-Del stated at their fair value. In light of the pending merger, we determined the fair value of Gel-Del based on the agreed consideration of 4,150,000 common shares using the $4.02 per share trading price of our common stock at April 10, 2015. The assets of Gel-Del equaled $295,716 and its liabilities were $2,295,462 for a difference of $1,999,746 that resulted in a total purchase consideration of $18,978,462. We allocated $13,407,693 to goodwill and $5,570,769 to patents and trademarks. We recorded a non-controlling interest of $16,683,000.

We were unable to consummate the initial merger agreement with Gel-Del due primarily to a substantial public market decline in the trading value of our common stock. In order to complete our Gel-Del merger, in early 2017 we agreed to provide Gel-Del an additional 31.3% of our common shares than was provided for in the initial merger agreement. Accordingly, pursuant to an Agreement of Merger dated March 20, 2017, our management and Gel-Del management revised the structure and terms of the Gel-Del merger to provide for the issuance of these additional shares to Gel-Del and to effect the transaction through a statutory triangular merger. The revised merger was then completed under Minnesota Statutes whereby Gel-Del and a wholly-owned subsidiary of ours (which was incorporated in Minnesota expressly for this transaction) completed this triangular merger (the “Merger”). Pursuant to the Merger, Gel-Del was the surviving entity and concurrently became our wholly-owned subsidiary, resulting in our obtaining full ownership of Gel-Del. Our primary reason to effect the Merger was to obtain 100% ownership and control of Gel-Del and its patented bioscience technology, including ownership of Gel-Del’s Cosmeta subsidiary. The effective date for the Merger was April 10, 2017 when the Merger was filed officially with the Secretary of State of Minnesota.

Pursuant to the Merger, we issued a total of 5,450,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each outstanding common share of Gel-Del being converted into 0.788 common share of our company. Gel-Del did not have any outstanding options, warrants, convertible debt, or other rights convertible into equity. The 5,450,000 shares represented approximately 30% of our total post-merger outstanding common shares and were valued at the closing price of our common shares on the effective date of the Merger of $0.40 per share, resulting in total consideration of $2,180,000. Incident to completion of the Merger, we recorded an impairment loss of approximately $14,700,000 including $13,407,693 in goodwill and approximately $1,292,307 in patents and trademarks, in order to account for the decline in our initial valuation of Gel-Del. In accordance with authoritative guidance, the non-controlling interest associated with Gel-Del was reclassified to additional paid-in capital, including the difference between the non-controlling interest and the consideration paid.

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

As of December 31, 2017, our current assets were $588,688 including approximately $556,901 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,678,836 consisting of $1,282,474 of accounts payable/accrued expenses and $396,362 of notes payable. Our working capital deficiency as of December 31, 2017 was $1,090,148.

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

July 16, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer

July 16, 2018	By:	/s/ John Lai
John Lai
	Its:	Chief Financial Officer

