Form 10-K/A
period 2017-03-31
PetVivo Holdings, Inc.
filed 2018-08-24
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KA

AMENDMENT NO. 2

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(952) 405-6216

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

As of December 4, 2017, there were 16,689,334 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

EXPLANATORY NOTE

This Amendment No. 2 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended March 31, 2017 is being filed solely to include the two revised exhibits which had mistakenly included the former CFO’s name rather than John Lai in the first paragraphs thereof.

EXHIBITSFINANCIAL STATEMENT SCHEDULES

(b)	Exhibits required by Item 601.

Exhibit 31.2 Certification of Principal Financial Officer Required by Rule 13a-14(A) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

Exhibit 32.2 Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, aa adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

August 23, 2018	By:	/s/ Wesley C. Hayne
Wesley C. Hayne
	Its:	Chief Executive Officer and Director (Principal Executive Officer)

August 23, 2018	By:	/s/ John Lai
John Lai
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of the Registrant as of March 31, 2017.

Name and Positions

/s/ Wesley C. Hayne	August 23, 2018
Wesley C. Hayne
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ John Lai	August 23, 2018
John Lai
President, Chief Financial Officer, Director
(Principal Financial and Accounting Officer)

/s/ John Dolan	August 23, 2018
John Dolan
Director

/s/ Randall Meyer	August 23, 2018
Randall Meyer
Director