Form 10-Q
period 2018-06-30
PetVivo Holdings, Inc.
filed 2018-08-24
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Common Stock, $0.001

(Title of Class)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2018
Common Stock, $0.001	20,183,209

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2018

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018	March 31, 2018
Assets:
Current Assets
Cash and cash equivalents	$32,326	$237,335
Accounts receivable	-	163
Inventory	104,284	25,554
Employee Advance	2,500	2,500
Security Deposit	8,201	10,200
Prepaids	26,495	19,948
Total Current Assets	173,806	295,700

Property and Equipment:
Property & equipment	145,863	122,682
Less: accumulated depreciation	(105,763)	(104,111)
Total Fixed Assets	40,100	18,571

Other Assets:
Trademark and patents-net	1,126,654	1,253,510
Total Other Assets	1,126,654	1,253,510
Total Assets	$1,340,560	$1,567,781

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable & accrued expenses	$718,195	$767,970
Note payable and accrued interest-related party	102,776	103,279
Accrued expenses - related party	565,066	559,884
Total Current Liabilities	1,386,037	1,431,133

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at June 30, 2018 and March 31, 2018
Common stock, par value $0.001, 250,000,000 shares authorized, issued 20,183,209 and 18,279,075 shares outstanding at June 30, 2018 and March 31, 2018	20,183	18,279
Common stock to be issued	96,592	608,966
Additional Paid-In Capital	49,685,487	47,257,557
Accumulated Deficit	(49,847,739)	(47,748,154)
Total Stockholders’ Equity (Deficit)	(45,477)	136,648
Total Liabilities and Stockholders’ Equity (Deficit)	$1,340,560	$1,567,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017

Revenues	$-	$1,183

Cost of Sales	-	-

Gross Profit	-	1,183

Operating Expenses:

Research and Development	-	23,866
General and Administration	2,097,088	460,638
Total Operating Expenses	2,097,088	484,504

Operating Loss	(2,097,088)	(483,321)

Other Expense
Interest Expense	(2,497)	(17,710)
Total Other Expense	(2,497)	(17,710)

Net Loss before taxes	(2,099,585)	(501,031)

Income Tax Provision	-	-

Net Loss	(2,099,585)	(501,031)

Net Income (Loss) Per Share- Basic And Diluted	$(0.11)	$(0.03)

Weighted Average Common Shares Outstanding-Basic And Diluted	19,584,396	14,984,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Non- controlling	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Issued	Total
Balance March 31, 2017	9,321,306	$9,322	$30,567,761	$(45,410,816)	$14,303,559	$1,349,919	$819,745

Common stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	(1,209,919)	-
Common stock returned - salary settlement	(681,600)	(682)	(342,045)	-	-	-	(342,727)
Common stock returned - escrow agreement	(1,250,000)	(1,250)	-	-	-	-	(1,250)
Common stock issued to reduce debt	37,741	38	13,172	-	-	(13,210)	-
Proceeds from stock sale	-	-	-	-	-	877,000	877,000
Stock based compensation granted	1,250,000	1,250	670,796			191,825	863,871
Stock granted for debt conversion						195,176	195,176
Common stock issued for cash	1,620,000	1,620	565,380	-	-	(567,000)	-
Common stock issued for services	431,500	431	214,394	-	-	(214,825)	-
Common stock issued for services-Gel-Del	-	-	-	-	32,171	-	32,171
Inducement dividend from warrant exercise	-	-	30,000	-	-	-	30,000
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-
Net loss	-	-	-	(2,337,338)	-	-	(2,337,338)

Balance March 31, 2018	$18,279,075	$18,279	$47,257,557	$(47,748,154)	$-	$608,966	$136,648

Common stock returned	478,662	479	861,113	-	-		861,592
Common stock issued to reduce debt	520,749	521	276,910	-	-	(181,967)	95,464
Stock based compensation granted	200,000	200	41,800	-	-	(42,000)	-
Common stock issued for cash	370,000	370	369,630	-	-	(276,107)	93,893
Common stock issued for services	334,723	334	599,166	-	-	(12,300)	587,200
Warrants for services	-	-	173,184	-	-	-	173,184
Warrant compensation	-	-	106,127	-	-	-	106,127
Net loss	-	-	-	(2,099,585)	-	-	(2,099,585)

Balance June 30, 2018	20,183,209	$20,183	$49,685,487	$(49,847,739)	$-	$96,592	$(45,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss For The Period	$(2,099,585)	$(501,031)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash consulting expense	-	32,172
Depreciation and amortization	161,119	162,320
Warrants issued for services	173,184	-
Warrant compensation	106,127	-
Stock issued to reduce debt	95,464	-
Stock issued for services	587,200	156,825
Stock compensation adjustment	861,592	-
Changes in Operating Assets and Liabilities
Increase in inventory	(78,730)	-
Decrease (increase) in prepaid expense and employee advances	(6,547)	206
Decrease (increase) in advances and receivables	163	(163)
Increase in accounts payable and accrued expense	(49,774)	101,698
Increase of accrued expenses - related party	5,182	-
Net Cash Used in Operating Activities	(244,605)	(47,973)

CASH FLOWS USED IN INVESTING ACTVITITES
Decrease (Increase) in security deposit	1,999	(8,201)
Purchase of equipment	(23,181)	-
Increase in patents and trademarks	(32,612)	(5,901)
Net Cash Used in Investing Activities	(53,794)	(14,102)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from stock sale	93,893	31,500
Common stock subscribed	-	10,500
Decrease in Note payable and accrued interest	(503)	-
Net Cash Provided by Financing Activities	93,390	42,000

Net Decrease in Cash	(205,009)	(20,075)
Cash at Beginning of Period	237,335	25,434
Cash at End of Period	$32,326	$5,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,497	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment for accrued salaries	$-	$1,209,919
Change in variable interest equity	$-	$14,335,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2018

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

Although these interim financial statements at June 30, 2018 and for the three months ended June 30, 2018 and 2017 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ended March 31, 2019 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2018, included in our annual report on Form 10-K filed with the SEC.

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

(D) Cash and Cash Equivalents

The Company considers all highly-liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018, the Company had $32,326 in cash and no cash equivalents.

(E) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2018, cash did not exceed the FDIC uninsured balances. The management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 3,448,923 warrants outstanding as of June 30, 2018 with varying exercise prices ranging from $3.50 to $.30/share. The weighted average exercise price for these warrants is $.56/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 606, “Revenue From Contracts With Customers”. Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company adopted the guidance on April 1, 2018 using the cumulative catch-up transition method. This change in accounting did not have any material effect on the Company’s financial statements. Revenues consist of Kush™ product sales to veterinary clinics.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related party, notes payable, notes payable - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2018 and March 31, 2018, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The valuation of the Company’s notes recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The Company had no assets and liabilities measured at fair value on a recurring basis at June 30, 2018 and March 31, 2018.

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

The change from revenue recognition according to FASB issued ASC 605 to ASC 606 had no effect on the Company’s financial statements for the years ending March 31, 2017 and March 31, 2018, or the quarters ending June 30, 2017, and June 30, 2018.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - RELATED PARTY PAYABLE

At June 30, 2018, the company is obligated for an officer note payable and accrued interest in the total amount of $102,776.

NOTE 3 - GOING CONCERN

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

NOTE 4 - COMMON STOCK AND WARRANTS

Common Stock

During the three-month period ended June 30, 2018 the Company issued 1,904,134 shares of common stock including:

i) 478,662 were issued to the Company’s President, John Lai, to replace shares he placed into escrow in 2017 valued at $861,592;

ii) 520,749 shares were to reduce debt valued at $277,431, 485,287 of these shares valued at $181,967 were recorded in our financial statements during fiscal year ended March 31, 2018;

iii) 200,000 were issued as compensation to the Company’s CEO, Wesley Hayne, valued at $42,000, these shares were granted and recorded to expense and Additional Paid in Capital during the fiscal year ended March 31, 2018;

iv) 370,000 were issued for cash valued at $370,000, 60,000 of which were due to the exercise of warrants at $1.00 per share, 250,000 were from a private offering to one individual in December of 2017 for $250,000, and 60,000 were from a private offering to one individual in September of 2016 for $60,000;

v) 334,723 were issued for services valued at $599,500, 324,723 shares valued at $584,500 were issued to the Company’s President, John Lai, to replace shares given up to obtain financing in 2015.

Warrants

During the three-month period ended June 30, 2018 the Company granted warrants to purchase a total of 250,000 shares of common stock including:

i) warrants for 80,000 shares to two advisory board members for service, vested semi-annually over two years, and exercisable over a five-year term at $1.00/share;

ii) warrants for 80,000 shares to John Carruth, the Company’s Controller, in consideration of his employment, vested quarterly over two years, and exercisable over a five-year term at $1.00/share;

iii) warrants for 30,000 shares to a lawyer for general legal counsel, fully-vested and exercisable over a five-year term at $1.00/share;

iv) warrants for 60,000 shares to various information technology service providers for IT services, vested as billed, exercisable over a five-year term.

During the three-month period ended June 30, 2018 the Company reduced previous grants of warrants to purchase 100,000 shares of common stock including:

i) warrants for 60,000 shares from a service provider due to the termination of a contract;

ii) warrants for 40,000 shares from a former advisory board member due to the termination of a contract.

During the three-month period ended June 30, 2018 warrants to purchase 187,786 shares of common stock with a strike price of $.50 per share were exercised for $93,893 in cash.

A summary of warrant activity for the periods ending March 31, 2018 and June 30, 2018 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Warrants Exercisable	Weighted-Average Exercisable Price

Outstanding, March 31, 2017	133,250	2.00	133,250	2.00

Granted	3,413,459	.54

Exercised	60,000	1.50

Outstanding, March 31, 2018	3,486,709	.59	2,433,601	.57

Granted	250,000	1.00

Exercised	187,786	.50

Canceled	100,000	1.00

Outstanding, June 30, 2018	3,448,923	.61	2,316,974	.56

At June 30, 2018, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Warrants	Weighted-Average Exercise Price
.30-.50	2,615,673	.43	2.76	2,120,673	.46

.51-1.00	760,000	1.03	4.66	123,051	1.00

1.01-3.50	73,250	2.82	2.44	73,250	2.82

NOTE 5 – MERGER AGREEMENT WITH GEL-DEL

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

NOTE 6 – LEASE AND COMMITMENTS

Rent expense for the three months ended June 30, 2018 & June 30, 2017 were $14,607 and $13,693, respectively.

In February of 2018 the Company entered into a lease with a 90-day notice clause for 500 square feet of manufacturing and office space in Rochester, MN.

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. Future minimum rental commitments are as follows:

Year Ended March 31,
2019	$18,702
2020	$24,936
2021	$24,936
2022	$24,936
2023	$24,936
Thereafter	$21,770
$140,216

NOTE 7 – SUBSEQUENT EVENTS

On July 2nd, 2018 the Company gave its manufacturing contractor in Rochester, MN a 90-day notice to cancel the lease and agreement; the financial impact of this cannot be fully measured. Subsequently, the Company entered into a lease and agreement with a 60-day notice clause for 1,000 square feet of manufacturing and office space in White Bear Lake, MN; this is detailed further in the 8-K filed on August 20, 2018 that is incorporated by reference in Exhibit 10.20.

On August 14th, 2018 the Board of Directors acted to appoint three new Directors to the Board pending the Company acquire Directors and Officers insurance; these Directors are Sherry Grisewood, Robert Rudelius, and Joseph Jasper.

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

Minnesota PetVivo Inc.

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

Pursuant to the Merger, we issued a total of 5,450,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each outstanding common share of Gel-Del being converted into 0.788 common share of our company. The 5,450,000 shares represented approximately 30% of our total post-merger outstanding common shares and were valued at the closing price of our common shares on the effective date of the Merger of $0.40 per share, resulting in total consideration of $2,180,000. Incident to completion of the Merger, we also recorded an impairment loss of approximately $14,700,000 in order to account for the decline in our initial valuation of Gel-Del in 2015. For additional information regarding our accounting treatment of the Gel-Del merger and the related large impairment loss recorded in 2017 due to the decline in value of Gel-Del from the initial uncompleted merger transaction and the 2017 completed merger transaction, see Note 5 to the financial statements included in this Annual Report on Form 10-K.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

Revenue – Revenue was $-0- for the three months ended June 30, 2018 compared to $1,183 for the three months ended June 30, 2017. Revenue in both three-month periods consisted of Kush product sample sales to veterinary clinics.

Cost of Sales – We did not incur any cost of sales for either three-month period ended June 30, 2018 and 2017, and accordingly our gross profit was the same as revenue for both periods.

Operating Expenses – Operating expenses for the three months ended June 30, 2018 were $2,097,088 compared to $483,321 for the three months ended June 30, 2017; the increase of $1,613,767 in the 2018 first quarter was due primarily to increased stock issuances. Research and development expenses decreased from $23,866 in the 2017 first quarter to $-0- in the 2018 first quarter. Most of our expenses in both of these quarters were general and administrative expenses, which were $460,638 for the three months ended June 30, 2017 compared to $2,097,088 for the three months ended June 30, 2018.

Other Expenses – Other expenses for the three months ended June 30, 2018 of ($2,497) is due to interest paid on a note payable – related party; this is compared to ($17,710) incurred during the three months ended June 30, 2017, which is mainly attributable to interest accrued on past due invoices.

Net (Loss) – Our net (loss) for the three months ended June 30, 2018 was ($2,099,585) compared to ($501,031) for the three months ended June 30, 2017. The increased loss of ($1,598,554) for the 2018 first quarter was attributable primarily to higher stock issuance expenses.

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

As of June 30, 2018, our current assets were $173,806 including approximately $32,326 in cash and $104,284 in inventory. In comparison, our current liabilities as of that date were $1,386,037 consisting of $718,195 of accounts payable/accrued expenses and $102,776 of notes payable. Our working capital deficiency as of June 30, 2018 was $1,212,231.

The Company’s inventory has a carrying value of $104,284 and is broken down into $48,603 of finished goods inventory, $37,980 of work in process inventory, and $17,701 of raw materials.

We will need to raise substantial additional capital through private or public offerings of our equity or debt securities, or a combination thereof, and we may have to use a material portion of any capital raised to repay past due debt obligations. To the extent any capital raised is insufficient to both satisfy operational working capital needs and meet any required debt payments, we will most likely need to either extend, refinance or convert to equity our outstanding indebtedness.

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

Net Cash Used in Operating Activities — We used ($237,355) of net cash in operating activities for the three months ended June 30, 2018 compared to ($47,973) for the three months ended June 30, 2017. This increase in cash used in operating activities during the 2018 first quarter was attributable primarily to increases in inventory.

Net Cash Used in Investing Activities – We used ($61,034) of net cash in investing activities in the three months ended June 30, 2018, consisting of ($30,421) of purchases of equipment and a capitalized patent cost of ($32,612), these were partially offset by a $1,999 decrease in security deposit asset that was reclassified to prepaids; this is compared to ($14,102) net cash used in investing activities in the three months ended June 30, 2017.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2018, we were provided by financing activities with an amount of net cash of $93,380 consisting of $93,893 in proceeds from common stock sales and a ($513) decrease in a note payable and accrued interest. In comparison, during the three months ended June 30, 2017, we were provided by financing activities with net cash of $42,000 including proceeds from sales of common stock of $31,500 and $10,500 of common stock subscribed.

Inventory

Inventories are stated at cost, subject to the lower of cost or net realizable value. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. Net realizable value is the estimated selling price less estimated costs of completion, disposal, and transportation. We regularly review inventory quantities on hand through an inventory count.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At June 30, 2018, we are obligated for unpaid officer salaries of $479,064. This amount is included in accrued expenses – related party.

Notes Payable

As of June 30, 2018, we are obligated on the following notes:

1. Third Party Individual	$-0-
2. Related Party	102,776
Total	$102,776

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2018 and March 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of June 30, 2018. Based on our assessment, our chief executive officer and our chief financial officer believe that, as of June 30, 2018, our internal control over financial reporting was not effective, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first quarter of our fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the first quarter ended June 30, 2018 are as follows:

i) 95,462 shares were sold to reduce debt valued at $95,462;

ii) 187,786 shares were sold for cash valued at $93,893 to three persons and the cash was used for working capital purposes, these shares originated from warrant exercises;

iii) 2,093 shares were sold for information technology services valued at $2,700.

The sale of all the foregoing unregistered securities were pursuant to transactions not involving a public offering and thus exempt from registration in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description
10.19	Agreement and Plan of Merger dated March 20, 2017 among PetVivo Holdings, Inc., PetVivo Holdings NewCo, Inc., and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.
10.20	Entry Into a Material Definitive Agreement dated August 14th, 2018 among CytoMedical Design Group and PetVivo Holdings, Inc. incorporated by reference to Item 1.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14th, 2018.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

* Filed herewith.

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 24, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer and Director (Principal Executive Officer)

August 24, 2018	By:	/s/ John Lai
John Lai
	Its:	President, Chief Financial Officer, Director (Principal Financial and Accounting Officer)

