Form 10-K/A
period 2017-03-31
PetVivo Holdings, Inc.
filed 2018-11-14
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 3

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 3 to the Registrant’s Annual Report on Form 10-K for its fiscal year ended March 31, 2017 is being filed solely to include the audited financial statements required by Item 8, which were mistakenly omitted in the Amendment No. 2 of the same.

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

Although a substantial amount of our effort will focus on the continued development and potential approval of our current Gel-Del patented products, a key element of our strategy is to identify, license or acquire, develop and commercialize a portfolio of products to serve the pet therapeutics market. Even if we successfully identify and license further potential product candidates, we may still fail to yield product candidates for development and commercialization for many reasons, including the following:

●	competitors may develop alternatives that render our product candidates obsolete;

●	product candidates we develop may nevertheless be covered by third parties’ patents or other exclusive rights;

●	a product candidate may on further study be shown to have harmful side effects in pets or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

●	a product candidate may not be capable of being produced in commercial quantities at an acceptable cost, or at all; and

●	a product candidate may not be accepted as safe and effective by veterinarians, pet owners and the pet therapeutic community.

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

The research, testing, manufacturing, labeling, approval, selling, import, export, marketing and distribution of pet therapeutics are subject to extensive regulation by the CVM, the USDA or the EMA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. We are not permitted to market any of our current or future product candidates in the United States until we receive approval of an NADA from the CVM or a product license from the USDA. We have not submitted an application for or received marketing approval for our current product candidates. Obtaining approval of an NADA from CVM or a product license from the USDA can be an uncertain process that requires us to utilize significant resources. The CVM, the USDA or any foreign regulatory bodies can delay, limit or deny approval of any of our product candidates for many reasons, including:

●	we are unable to demonstrate to the satisfaction of the CVM, the USDA, the EMA or the applicable foreign regulatory body that the product candidate is safe and effective for the requested indication;

●	the CVM, the USDA or the applicable foreign regulatory body may disagree with our interpretation of data from our target animal studies and other development efforts;

●	we may be unable to demonstrate that the product candidate’s benefits outweigh any safety or other perceived risks;

●	the CVM, the USDA or the applicable foreign regulatory body may require additional studies;

●	the CVM, the USDA or the applicable foreign regulatory body may not approve of the formulation, labeling and/or the specifications of our current and future product candidates;

●	the CVM, the USDA or the applicable foreign regulatory body may fail to approve our manufacturing processes or facilities, or the manufacturing processes or facilities of third-party manufacturers with which we contract; and

●	the approval policies or regulations of the CVM, USDA or the applicable foreign regulatory body may significantly change in a manner rendering the data from our studies insufficient for approval.

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

As of the date of this Annual Report, our common stock trades on the Pink Sheets OTC market. There is a volatility associated with such securities in general and the value of your investment could decline due to the impact of any of the following factors upon the market price of our common stock: (i) disappointing results from our exploration or development efforts; (ii) failure to meet our revenue or profit goals or operating budget; (iii) decline in demand for our common stock; (iv) downward revisions in securities analysts’ estimates or changes in general market conditions; (v) technological innovations by competitors or in competing technologies; (vi) lack of funding generated for operations; (vii) investor perception of our industry or our prospects; and (viii) general economic trends

In addition, stock markets generally experience price and volume fluctuations and the market prices of over-the-counter (OTC) securities have been highly volatile. These fluctuations are sometimes unrelated to operating performance and may adversely affect the market price of our common stock. As a result, investors may be unable to sell their shares at a fair price and you may lose all or part of your investment.

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

Concurrent with its conversion of indebtedness to Gemini Master Fund, Ltd. (“Gemini”); Gemini also exercised a warrant held by Gemini incident to their note. This warrant exercise was a “cashless” transaction by Gemini, and resulted in our issuance to Gemini of an additional 97,317 shares of our common stock.

All of the foregoing securities issuances were unregistered and made by PetVivo as non-public transactions. The shares of common stock were issued to all United States residents in reliance on Section 4(a)(2) under the United States Securities Act of 1933, as amended (the “Securities Act”).

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

All of the foregoing securities issuances were unregistered and made by PetVivo as non-public transactions in reliance on Section 4(a)(2) under the United States Securities Act of 1933, as amended (the “Securities Act”). The securities have not been registered under the Securities Act or under any state securities laws and may not be offered or sold without registration with the United States Securities and Exchange Commission or an applicable exemption from the registration requirements.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the date of this Annual Report, we have no compensation plans under which our equity securities were authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2017, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report, particularly in the section entitled “Risk Factors.” Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

Stockholders’ equity decreased from $15,210,538 as at March 31, 2016 to $819,745 as at March 31, 2017.

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

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2017 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

Soles, Heyn & Company, LLP

West Palm Beach, Florida

December 13, 2017

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	March 31, 2016
Assets:
Current Assets
Cash and cash equivalents	$25,434	$258
Accounts receivable	163	-
Employee advance	-	15,900
Prepaids	8,590	19,121
Total Current Assets	34,187	35,279

Property and Equipment:
Property & equipment	103,503	103,504
Less: accumulated depreciation	(103,054)	(102,694)
Total Fixed Assets	449	810

Other Assets:
Goodwill	-	13,407,693
Trademark and patents-net	1,862,301	3,245,662
Total Other Assets	1,862,301	16,653,355
Total Assets	$1,896,937	$16,689,444

Liabilities and Stockholders’ Equity (Deficit):

Current Liabilities
Accounts payable & accrued expenses	$643,890	$1,063,538
Note payable and accrued interest-related party	197,055	193,370
Notes payable and line of credit loan	131,247	165,849
Convertible notes payable, net of discount of $0 and $3,311 at
March 31, 2017 and March 31, 2016, respectively	105,000	31,689
Derivative liability	-	24,460
Total Current Liabilities	1,077,192	1,478,906

Commitments and Contingencies

Stockholders’ Equity:

Common stock, par value $0.001, 250,000,000 shares authorized, issued 9,321,306 and 7,931,639 shares outstanding at March 31, 2017 and 2016	9,322	7,931
Common stock to be issued	1,349,919	1,576,649
Additional Paid-In Capital	30,567,761	28,224,376
Accumulated Deficit	(45,410,816)	(29,879,283)
Total PetVivo Stockholders’ (Deficit) Equity	(13,483,814)	(70,327)
Non-Controlling Interest	14,303,559	15,280,865
Total Stockholders’ Equity	819,745	15,210,538
Total Liabilities and Stockholders’ (Deficit) Equity	$1,896,937	$16,689,444

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	March 31, 2017	March 31, 2016

Revenues	$7,124	$75,000

Cost of Sales	-	-

Gross Profit	7,124	75,000

Operating Expenses:

Research and Development	167,891	168,600
General and Administration	16,228,886	3,157,583
Total Operating Expenses	16,396,777	3,326,183

Operating Loss	(16,389,653)	(3,251,183)

Other Income (Expense)
Gain (Loss) on Settlement of Debt	24,460	(382,296)
Sale of Equipment	32,000	-
Change in Fair Value of Derivatives	-	165,444
Interest Expense	(188,505)	(270,582)
Amortization of Issue Costs	-	(992,180)
Total Other Expense	(132,045)	(1,479,614)

Net Income (Loss) before taxes	(16,521,698)	(4,730,797)

Income Tax Provision	-	-

Net Income (Loss)	(16,521,698)	(4,730,797)

Net Loss Attributable To Non-Controlling Interest	990,165	1,079,053

Net loss attributable to PetVivo	$(15,531,533)	$(3,651,744)

Net Income (Loss) Per Share- Basic And Diluted	$(1.73)	$(0.46)

Weighted Average Common Shares Outstanding-Basic And Diluted	8,955,222	7,853,862

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

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

NOTE 11 SUBSEQUENT EVENTS

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

On August 31, 2015, our Board of Directors approved the engagement of Patrick Heyn (“Heyn”), as our independent accountant effective immediately to audit our financial statements and to perform reviews of interim financial statements. During the fiscal years ended March 31, 2014 and 2013 through April 17, 2015 neither we nor anyone acting on our behalf consulted with Heyn regarding: (i) either the application of any accounting principles to a specific completed or contemplated transaction or the type of audit opinion that might be rendered by Heyn on our financial statements; or (ii) any matter that was either the subject of a disagreement with Cutler or a reportable event with respect to Cutler.

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

Mr. Lai served as an advisor to Tech-Squared and raised private capital, which later became Digital River (DRIV), where he provided advice on financing options and the management team. Mr. Lai formed Genesis Capital Group, Inc. in 1992 as a Merchant Banking boutique focused on mergers and acquisitions, reverse mergers, deal structuring, and equity placements. Genesis Capital will commit its own capital to bring a transaction to its fruition. Mr. Lai has benefitted from years of networking within the industry to solve problems and situations in the small cap arena while completing over five transactions since the early 1990’s.

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

John F. Dolan. Mr. John Dolan has been a director since our inception and was our Secretary, Treasurer/Chief Financial Officer until November 2017. Mr. Dolan is also corporate and intellectual property counsel for Holt Power Group Inc. Prior to joining Holt Power Group Inc.; Mr. Dolan was a shareholder in Fredrikson & Byron’s intellectual property group and was a co-chair of its Cleantech group. Mr. Dolan works with corporations to strategically secure and protect domestic and foreign patent rights in a variety of technologies, including chemical compounds and compositions, industrial processes, films and coatings, biomass and biomaterials, mechanical devices, food products, packaging, recycled and building materials, biofuels and other renewable energies.

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

David B. Masters, Ph.D. Dr. Masters has served as our Chief Technical Office and as a member of the Board of Directors since April 10, 2015. Dr. Masters served as founder, p resident, chief executive officer and chief technical officer of Gel-Del from 1999 until 2015. As the chief inventor of Gel-Del’s technology platform, Dr. Masters focused on Gel-Del’s novel biomaterials, biomaterial applications, its intellectual property, development of the products in pre-clinical and clinical trials, and addressed Gel-Del’s financial needs for taking forward its products with licensing agreements and equity investments totaling approximately $6 million. Dr. Masters also was the principal investigator in bringing to Gel-Del over $6 million in National Institutes of Health government grants to forward its technology and products. He also served as chairman of the board of directors of Gel-Del from 1999 until its merger with us.

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

Randall A. Meyer. Mr. Meyer has served as a member of our board of directors since April 10, 2015 and he was our Chief Operating Officer until November 2017. Mr. Meyer served as chief operating officer of Gel-Del from January 2009 to April 2015 where he focused on business development and product pipeline expansion, in addition to his efforts to secure working capital. Mr. Meyer joined Gel-Del Technologies in January 2007 as a full-time business development consultant where he targeted new markets and applications for the company’s biomaterials and devices.

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

PetVivo Holdings, Inc., a Nevada corporation

November 14, 2018	By:	/s/ Wesley C. Hayne
Wesley C. Hayne
	Its:	Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2018	By:	/s/ John Lai
John Lai
	Its:	Chief Financial Officer(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of the Registrant as of March 31, 2017.

By:	/s/ Wesley C. Hayne	November 14, 2018
Wesley C. Hayne
Chief Executive Officer, Director
(Principal Executive Officer)

/s/ John Lai	November 14, 2018
John Lai
President, Chief Financial Officer, Director
(Principal Financial and Accounting Officer)

/s/ John Dolan	November 14, 2018
John Dolan
Director

/s/ Randall Meyer	November 14, 2018
Randall Meyer
Director