Form 10-Q
period 2018-09-30
PetVivo Holdings, Inc.
filed 2018-11-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2018
Common Stock, $0.001	20,518,088

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2018

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	March 31,
	2018	2018
Assets:
Current Assets
Cash and cash equivalents	$43,674	$237,335
Accounts receivable	-	163
Inventory	57,775	25,554
Employee advance	2,500	2,500
Security deposit	8,201	10,200
Prepaids	48,612	19,948
Total Current Assets	160,762	295,700

Property and Equipment:
Property and equipment	145,863	122,682
Less: accumulated depreciation	(107,937)	(104,111)
Total Fixed Assets	37,926	18,571

Other Assets:
Trademark and patents-net	995,592	1,253,510
Total Other Assets	995,592	1,253,510
Total Assets	$1,194,280	$1,567,781

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$726,488	$767,970
Notes payable and accrued interest, net of debt discount	133,186	-
Notes payable and accrued interest - related party, net of debt discount	141,011	103,279
Accrued expenses - related party	583,869	559,884
Total Current Liabilities	1,584,554	1,431,133

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at September 30, 2018 and March 31, 2018, respectively
Common stock, par value $0.001, 250,000,000 shares authorized 20,518,088 and 18,279,075 shares outstanding at September 30, 2018 and March 31, 2018, respectively	20,518	18,279
Common stock to be issued	26,333	608,966
Additional Paid-In Capital	50,151,495	47,257,557
Accumulated Deficit	(50,588,620)	(47,748,154)
Total Stockholders’ Equity (Deficit)	(390,274)	136,648
Total Liabilities and Stockholders’ Equity (Deficit)	$1,194,280	$1,567,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Revenues	$-	$327	$-	$1,510

Cost of Sales	-	-	-	-

Gross Profit	$-	$327	$-	$1,510

Operating Expenses:

Sales and Marketing	26,832	-	26,832	-
Research and Development	77,873	22,293	77,873	46,159

General and Administrative:
Depreciation and Amortization	161,622	161,262	322,741	323,582
Equity Instrument Expenses	202,434	42,000	1,937,292	139,612
Other General and Administrative	258,831	87,874	459,942	288,580
Total General and Administration	622,887	291,136	2,719,975	751,774

Total Operating Expenses	727,592	313,429	2,824,680	797,933

Operating Loss	$(727,592)	$(313,102)	$(2,824,680)	$(796,423)

Other Expense
Interest Expense	(13,289)	(8,354)	(15,786)	(26,064)
Total Other Expense	(13,289)	(8,354)	(15,786)	(26,064)

Net Loss before taxes	$(740,881)	$(321,456)	$(2,840,466)	$(822,487)

Income Tax Provision	-	-	-	-

Net Loss	(740,881)	(321,456)	(2,840,466)	(822,487)

Net Loss Per Share:
Basic and Diluted	$(0.04)	$(0.02)	$(0.14)	$(0.06)

Weighted Average Shares Outstanding:
Basic and Diluted	20,321,529	17,292,456	19,855,091	14,327,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional		Non-
	Common Stock		Paid-in	Accumulated	controlling	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Issued	Total
Balance March 31, 2017	9,321,306	$9,322	$30,567,761	$(45,410,816)	$14,303,559	$1,349,919	$819,745

Common stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	(1,209,919)	-
Common stock returned - salary settlement	(681,600)	(682)	(342,045)	-	-	-	(342,727)
Common stock returned - escrow agreement	(1,250,000)	(1,250)	-	-	-	-	(1,250)
Common stock issued to reduce debt	37,741	38	13,172	-	-	(13,210)	-
Proceeds from stock sale	-	-	-	-	-	877,000	877,000
Stock based compensation granted	1,250,000	1,250	670,796	-	-	191,825	863,871
Stock granted for debt conversion	-	-	-	-	-	195,176	195,176
Common stock issued for cash	1,620,000	1,620	565,380	-	-	(567,000)	-
Common stock issued for services	431,500	431	214,394	-	-	(214,825)	-
Common stock issued for services-Gel-Del	-	-	-	-	32,171	-	32,171
Inducement dividend from warrant exercise	-	-	30,000	-	-	-	30,000
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-
Net loss	-	-	-	(2,337,338)	-	-	(2,337,338)

Balance March 31, 2018	18,279,075	$18,279	$47,257,557	$(47,748,154)	$-	$608,966	$136,648

Common stock returned	478,662	479	861,113	-	-	-	861,592
Beneficial conversion feature	-	-	19,092	-	-	-	19,092
Common stock issued to reduce debt	520,749	521	276,908	-	-	(181,966)	95,463
Stock based compensation granted	200,000	200	41,800	-	-	(42,000)	-
Common stock issued for cash - warrant exercises	367,786	368	213,525	-	-	(60,000)	153,893
Common stock issued for cash - private raises	310,000	310	309,690	-	-	(310,000)	-
Common stock issued for services	361,816	361	626,590	-	-	(15,000)	611,951
Common stock to be issued for production services	-	-	-	-	-	26,333	26,333
Warrants for services	-	-	96,161	-	-	-	96,161
Warrants granted in conjunction with bridge notes	-	-	52,544	-	-	-	52,544
Warrant compensation - Advisors	-	-	137,819	-	-	-	137,819
Warrant compensation - Directors	-	-	87,475	-	-	-	87,475
Warrant compensation - Employees	-	-	115,000	-	-	-	115,000
Warrant compensation - Officers	-	-	56,221	-	-	-	56,221
Net loss	-	-	-	(2,840,466)	-	-	(2,840,466)

Balance September 30, 2018	20,518,088	$20,518	$50,151,495	$(50,588,620)	$-	$26,333	$(390,274)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30,	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(2,840,466)	$(822,487)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by Operating Activities:
Beneficial conversion feature	19,092
Warrants for services	96,161	-
Warrants granted in conjunction with bridge notes	52,544	-
Warrant compensation - Advisors	137,819	-
Warrant compensation - Directors	87,475	-
Warrant compensation - Employees	115,000	-
Warrant compensation - Officers	56,221	-
Stock issued for services	611,951	118,825
Stock issued to reduce debt	95,463	-
Stock to be issued for production services	26,333	-
Stock compensation adjustment	861,592	-
Depreciation and amortization	322,741	323,582
Changes in Operating Assets and Liabilities
Increase in inventory	(32,221)	-
Increase in prepaid expense and employee advances	(28,664)	(1,143)
Decrease (Increase) in advances and receivables	163	(490)
Increase in accrued expense - related parties	23,985	-
Increase (decrease) in accounts payable and accrued expense	(41,481)	459,219
Net Cash Provided By (Used In) Operating Activities	(436,292)	77,506

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in security deposit	1,999	(8,201)
Purchase of equipment	(23,181)	-
Increase in patents and trademarks	(60,998)	(10,401)
Net Cash Used in Investing Activities	(82,180)	(18,602)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash - warrant exercises	153,893	-
Proceeds from stock sale	-	42,000
Increase in convertible notes payable	-	7,491
Increase in notes payable and accrued interest, net of debt discount	133,186	-
Increase in notes payable and accrued interest - related parties, net of debt discount	37,732	-
Common stock subscribed	-	74,562
Repayments of loans and line of credit	-	(15,232)
Net Cash Provided by Financing Activities	324,811	108,821

Net Increase (decrease) in Cash	(193,661)	167,725
Cash at Beginning of Period	237,335	25,434
Cash at End of Period	$43,674	$193,159

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	7,167	-
Income taxes paid	-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment for accrued salaries	$-	$1,209,919
Change in variable interest equity	$-	$14,335,730
Shares issued to reduce debt	$114,554	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2018

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

Although these interim financial statements at September 30, 2018 and for the three and six months ended September 30, 2018 and 2017 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ended March 31, 2019 or for any future period.

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

(D) Cash and Cash Equivalents

The Company considers all highly-liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018, the Company had $43,674 in cash and no cash equivalents.

(E) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2018, cash did not exceed the FDIC uninsured balances. The management believes the Company is not exposed to any significant credit risk on cash.

(F) Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the asset’s estimated useful life of (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures.

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

The Company has 3,736,423 warrants outstanding as of September 30, 2018 with varying exercise prices ranging from $3.50 to $.30/share. The weighted average exercise price for these warrants is $.66/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related party, notes payable, notes payable - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2018 and March 31, 2018, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at September 30, 2018 and March 31, 2018.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully-vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

(N) Inventory

Inventories are recorded in accordance with ASC 330 and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology and capitalize costs on a project basis as they occur.

(O) Recent Accounting Pronouncements

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

The change from revenue recognition according to FASB issued ASC 605 to ASC 606 had no effect on the Company’s financial statements for the years ending March 31, 2017 and March 31, 2018, or the three and six month periods ending September 30, 2017, and September 30, 2018.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - NOTES PAYABLE

At September 30, 2018 the company is obligated for several notes payable and accrued interest in the total amount of $165,000 and $1,790, respectively. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note. The bridge note also triggers the issuance of a detachable warrant for purchase of half of the principal amount in shares exercisable at $1.00 per share. There were 82,500 detachable warrants issued in conjunction with bridge notes entered into in the six-month period ending September 30, 2018. Pursuant to ASC 470 the fair value of the warrants attributable to a discount on the debt is ($40,325), of which ($6,721) was amortized to interest expense on a straight-line basis over the term of the loans.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

At September 30, 2018, the Company is obligated for:

i) A Director note payable and accrued interest in the total amount of $100,701. We are obligated to pay $3,100 per month applied towards accrued interest first, then the principal amount due. The entirety of the outstanding principal and accrued interest due is payable upon sales of equity in excess of $3,500,000 within a two-year period.

ii) A Director note payable in the principal amount of $50,000, that is shown net of a ($10,183) debt discount for 25,000 detachable warrants exercisable for a 3-year term at $1.00 per share, and accrued interest of $493.15. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note.  Pursuant to ASC 470 the fair value of the warrants attributable to a discount on the debt is ($10,183), of which ($2,036) was amortized to interest expense on a straight-line basis over the term of the loan.

NOTE 4 - GOING CONCERN

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

The net loss for the three and six month periods ending September 30, 2018 was ($740,881) and ($2,840,466), respectively. Our working capital as of September 30, 2018 was ($1,423,792). Our cash used in operations for the six-month period ending September 30, 2018 was ($436,292).

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - COMMON STOCK AND WARRANTS

Common Stock

During the six-month period ended September 30, 2018 the Company issued 2,239,013 shares of common stock including:

i) 478,662 were issued to the Company’s President, John Lai, to replace shares he placed into escrow in 2017 valued at $861,592;

ii) 520,749 shares were to reduce debt valued at $296,521, 485,287 of these shares valued at $181,967 were recorded in our financial statements during fiscal year ended March 31, 2018;

iii) 200,000 were issued as compensation to the Company’s CEO, Wesley Hayne, valued at $42,000, these shares were granted and recorded to expense and Additional Paid in Capital during the fiscal year ended March 31, 2018;

iv) 310,000 were issued for cash valued at $310,000, 250,000 were from a private offering to one individual in December of 2017 for $250,000, and 60,000 were from a private offering to one individual in September of 2016 for $60,000;

v) 361,816 were issued for services valued at $626,951, 324,723 shares valued at $584,500 were issued to the Company’s President, John Lai, to replace shares given up to obtain financing in 2015;

vi) 367,786 were issued pursuant to warrant exercises for cash amounting to $213,893 , 60,000 warrants were exercised at $1.00 per share and 307,786 warrants were exercised at $.50 per share.

Warrants

During the six-month period ended September 30, 2018 the Company granted warrants to purchase a total of 657,500 shares of common stock including:

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

iv) warrants for 60,000 shares to various information technology service providers for IT services, vested as billed, exercisable over a five-year term;

v) warrants for 300,000 shares to three new Directors in consideration of their service, vested quarterly over two years, and exercisable over a five-year term at $1.00/share;

vi) warrants for 107,500 shares to several note holders pursuant to their bridge note agreements, vested immediately, and exercisable over a three-year term at $1.00/share.

During the six-month period ended September 30, 2018 the Company reduced previous grants of warrants to purchase 100,000 shares of common stock including:

i) warrants for 60,000 shares from a service provider due to the termination of a contract;

ii) warrants for 40,000 shares from a former advisory board member due to the termination of a contract.

During the six-month period ended September 30, 2018 warrants to purchase 307,786 shares of common stock with a strike price of $.50 per share were exercised for $153,893 in cash.

A summary of warrant activity for the periods ending March 31, 2018 and September 30, 2018 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Warrants Exercisable	Weighted-Average Exercisable Price

Outstanding, March 31, 2017	133,250	2.00	133,250	2.00

Granted	3,413,459	.54

Exercised	60,000	1.50

Outstanding, March 31, 2018	3,486,709	.59	2,433,601	.57

Granted	657,500	1.00

Exercised	307,786	.50

Cancelled	100,000	1.00

Outstanding, September 30, 2018	3,736,423	.66	2,508,366	.62

At September 30, 2018, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	2,495,673	.43	2.52	2,020,673	.46

.51-1.00	1,167,500	1.02	4.27	414,443	1.00

1.01-3.50	73,250	2.82	2.19	73,250	2.82

Total	3,736,423	.66	3.06	2,508,366	.62

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

NOTE 7 – LEASE AND COMMITMENTS

Rent expense for the three and six months ended September 30, 2018 were $25,807 and $40,414, respectively. Rent expense for the three and six months ended September 30, 2017 were $10,990 and $25,184, respectively.

On July 2nd, 2018 the Company gave its manufacturing contractor in Rochester, MN a 90-day notice to cancel the lease and agreement; the financial impact of this cannot be fully measured. Subsequently, the Company entered into an agreement with a 60-day notice clause for 1,000 square feet of manufacturing and office space in White Bear Lake, MN; this is detailed further in the 8-K filed on August 20, 2018 that is incorporated by reference in Exhibit 10.20.

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. Future minimum rental commitments are as follows:

Year Ended March 31,
2019	$12,468
2020	$24,936
2021	$24,936
2022	$24,936
2023	$24,936
Thereafter	$21,770
$133,982

NOTE 8 – OPERATING LOSS

The operating loss of ($2,824,680) for the six months ended September 30, 2018 is primarily due to ($1,937,292) in expense associated with equity issuances including ($463,749) in warrant expense and ($1,473,543) in stock expense.

NOTE 9 – INVENTORY

The $57,775 of total inventory is broken out as follows:

September 30, 2018
Finished Goods	$45,573
Work in Process	-0-
Manufacturing Supplies	2,834
Raw Materials	9,368
Total Inventory	$57,775

NOTE 10 – SUBSEQUENT EVENTS

On October 2, 2018 the Company entered into a bridge note agreement with an accredited investor whereby $25,000 was loaned to the company and any principal and accrued interest is payable 6 months from the date of the note. Interest is accrued based on a 365-day year at 12% and compounds daily. There were 12,500 detachable warrants issued in conjunction with the bridge note.

On November 1, 2018 the Company and its independent contract quality control organization discovered a possible contamination in vials produced from lots #2 and #3 of three separate lots that are included in inventory. No vials derived from Lots #2 and #3 have been distributed to customers. The identified lots and vials were produced by the Company’s former third-party contract manufacturer. On November 5, 2018 we issued a formal Notice of Product Quarantine and Product Monitoring Period whereby we asked for any unused vials to be quarantined while the Company’s scientific team and third-party contract testing organization analyzed whether lot #1 also included contamination. No evidence of contamination of vials produced for distribution from Lot #1 has been identified to date. We anticipate to incur additional expenses in our fiscal third quarter relating to product testing. Due to there being a reasonable expectation of the suspected contamination existing as of the balance sheet date, pursuant to ASC 330 we have identified this as a Type I, recognized subsequent event and written have off approximately $47,500 in inventory costs to research and development expense attributed to the loss of Lots #2 and #3.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

We were incorporated in Nevada in 2009 under a former name. In 2014, we entered our current business through a reverse merger with PetVivo Inc., a Minnesota corporation founded in 2013. From this merger, PetVivo Inc. became our wholly-owned subsidiary, and concurrently we changed our Nevada corporate name to PetVivo Holdings, Inc. Our common stock is publicly traded in the over-the-counter (OTC) market under the symbol “PETV.”

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

PLANNED BUSINESS OPERATIONS

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the approximately $18 billion US veterinary care market that has grown at a CAGR of approximately 4.9% over the past five years according to the American Pet Products Association. Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in pets and other animals.

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

We launched our lead product, the Kush™ System in Q2 2018. The Kush System is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush™ System device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that the Kush™ System is a superior treatment that safely improves joint function. The reparative Kush™ System particles are lubricious, cushioning and long-lasting. The spongy, protein-based particles in the Kush™ System mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding). The Kush™ System particles protect the joint as an artificial cartilage.

In an article published in 2015, Stephanie Bland states that one in four pet dogs in the United States are diagnosed with some form of arthritis. With the APPA reporting there are 89.7 million pet dogs in the United States in 2018, it is estimated that approximately 22 million dogs suffer from osteoarthritis in the U.S. alone. This makes the U.S. canine osteoarthritis market a $7.7 billion opportunity.

See https://www.pagepress.org/journals/index.php/vsd/article/view/5931/6327 and http://www.americanpetproducts.org/press_industrytrends.asp.

In addition to being a treatment for osteoarthritis, the joint cushioning and lubricity effects of the Kush™ System device have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits).

No special training is required for the administration of the Kush™ System devices. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. The Kush™ System immediately treats effects of osteoarthritis with no special post-treatment requirements.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. Our treatments expand practice revenues and margins because they are veterinarian-administered. The Kush System device is veterinarian-administered to expand practice revenues and margins. We believe that the increased revenues and margins provided by the Kush™ System will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues.

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

Osteoarthritis is a condition with degenerating cartilage, creating joint stiffness from mechanical stress resulting in inflammation and pain. The lameness caused by osteoarthritis worsens with time from the ongoing loss of protective cushion and lubricity (i.e., loss of slippery padding). There is no current treatment for osteoarthritis, only palliative pain therapy or joint replacement. Non-steroidal, anti-inflammatory drugs (NSAIDs) are used to alleviate the pain and inflammation, but long-term use has been shown to cause gastric problems among other side effects. NSAIDs do not treat the cartilage degeneration issue to halt or slow the progression of the osteoarthritis condition.

We believe that our treatment of osteoarthritis in canines using the Kush™ System is far superior to the current methodology of using NSAIDs. NSAIDs have many side effects, especially in canines, whereas the company’s treatment using the Kush™ System has been found to elicit no adverse side effects. Remarkably, Kush™-treated dogs show an increase in activity even after they no longer are receiving pain medication.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of social media to educate and inform pet owners; and in Europe and the rest of world through commercial partners.

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

Results of Operations for the Three Months Ended September 30, 2018 and 2017

Revenue – Revenue was $-0- for the three months ended September 30, 2018 compared to $327 for the three months ended September 30, 2017. Revenue in the three-month period ending September 30, 2017 consisted of Kush™ product sales to veterinary clinics.

Cost of Sales – Cost of sales was $-0- for both three-month periods ended September 30, 2018 and September 30, 2017.

Gross Profit – Gross profit was $-0- for the three months ended September 30, 2018 compared to $327 for the three months ended September 30, 2017.

Operating Expenses – Operating expenses for the three months ended September 30, 2018 were $727,592 compared to $313,429 for the three months ended September 30, 2017; the increase of $414,163 was due primarily to increased warrant issuances. Sales and marketing expenses increased from $-0- to $26,832 in the three-month periods ended September 30, 2017 and 2018, respectively. Research and development expenses increased from $22,293 to $77,873 in the three-month periods ended September 30, 2017 and 2018, respectively. The majority of our operating expenses in both of these quarters were general and administrative expenses, which were $291,136 for the three months ended September 30, 2017 compared to $622,887 for the three months ended September 30, 2018.

Other Expenses – Other expenses for the three months ended September 30, 2018 of ($13,289) is primarily due to interest accrued, and debt discount amortization related to detachable warrants issued in conjunction with both third party and related party notes payable; this is compared to ($8,354) incurred during the three months ended September 30, 2017, which is mainly attributable to interest accrued on past due invoices, a convertible note, and related party note payable.

Net (Loss) – Our net (loss) for the three months ended September 30, 2018 was ($740,881) compared to ($321,456) for the three months ended September 30, 2017. The increased loss of ($419,425) was attributable primarily to higher warrant issuance and employee compensation expenses.

Results of Operations for the Six Months Ended September 30, 2018 and 2017

Revenue – Revenue was $-0- for the six months ended September 30, 2018 compared to $1,510 for the six months ended September 30, 2017. Revenue in both six-month periods consisted of Kush™ product sales to veterinary clinics.

Cost of Sales – Cost of sales was $-0- for the six-month period ended September 30, 2018 compared to $-0- for the three months ended September 30, 2017.

Gross Profit – Gross profit was $-0- for the six months ended September 30, 2018 compared to $1,510 for the six months ended September 30, 2017.

Operating Expenses – Operating expenses for the six months ended September 30, 2018 were $2,824,680 compared to $797,933 for the six months ended September 30, 2017; the increase of $2,026,747 was due primarily to increased stock and warrant issuances. Sales and marketing expenses increased from $-0- during the six-month period ending September 30, 2017 to $26,832 during the six-month period ending September 30, 2018. Research and development expenses increased from $46,159 in the six months ended September 30, 2017 to $77,873 in the six months ended September 30, 2018. The majority of our operating expenses in both of these periods were general and administrative expenses, which were $751,774 for the six months ended September 30, 2017 compared to $2,719,975 for the six months ended September 30, 2018.

Other Expenses – Other expenses for the six months ended September 30, 2018 of ($15,786) is primarily due to interest accrued and debt discount amortization for detachable warrants issued in conjunction with both third party and related party notes payable; this is compared to ($26,064) incurred during the six months ended September 30, 2017, which is mainly attributable to interest accrued on past due invoices, a convertible note, and related party note payable.

Net (Loss) – Our net (loss) for the six months ended September 30, 2018 was ($2,840,466) compared to ($822,487) for the six months ended September 30, 2017. The increased loss of ($2,017,979) is attributable primarily to higher stock and warrant issuance expenses.

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

As of September 30, 2018, our current assets were $160,762 including approximately $43,674 in cash, $57,775 in inventory, and $48,612 in prepaids. In comparison, our current liabilities as of that date were $1,584,554 consisting of $726,488 of accounts payable and accrued expenses, $583,869 of accrued expenses – related party, $133,186 of notes payable and accrued interest, net of debt discount and $141,011 of notes payable and accrued interest – related party, net of debt discount. Our working capital deficiency as of September 30, 2018 was $1,423,792.

As of September 30, 2018 the Company’s inventory has a carrying value of $57,775 and is broken down into $45,573 of finished goods inventory, $2,834 of manufacturing supplies and $9,368 of raw materials.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate cash needs, which our continued losses have made it difficult for us to accomplish. Over the past several years; we have continued to incur substantial losses without any source of material revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

We have not generated any operating cash flows since we are a development stage company which has not yet realized any significant commercial revenues.

Net Cash Provided by (Used in) Operating Activities — We used ($436,292) of net cash in operating activities for the six months ended September 30, 2018 compared to $77,506 of net cash provided by operating activities for the six months ended September 30, 2017. This increase in cash used in operating activities between the first two quarters of the current and prior fiscal years was attributable primarily to increases in inventory and a reduction of accounts payable.

Net Cash Used in Investing Activities – We used ($82,180) of net cash in investing activities in the six months ended September 30, 2018, consisting of ($23,181) of purchases of equipment and a capitalized patent cost of ($60,998); these were partially offset by a $1,999 decrease in security deposit asset that was reclassified to prepaids. This is compared to ($18,602) net cash used in investing activities in the six months ended September 30, 2017.

Net Cash Provided by Financing Activities – During the six months ended September 30, 2018, we were provided by financing activities with net cash of $324,811 consisting of $153,893 in proceeds from common stock sales pursuant to warrant exercises, $37,732 increase in notes payable and accrued interest – related party, net of debt disocunt and a $133,186 increase in notes payable and accrued interest, net of debt discount. In comparison, during the six months ended September 30, 2017, we were provided by financing activities with net cash of $108,821 including proceeds from sales of common stock of $42,000, $7,491 in an increase of a convertible note payable and $74,562 of common stock subscribed; these were partially offset by a ($15,232) repayment of loans and line of credit.

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

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At September 30, 2018, we are obligated for unpaid officer salaries of $488,064. This amount is included in accrued expenses – related party.

Notes Payable

As of September 30, 2018, we are obligated on the following notes:

1.	Third Parties - Principal	$165,000
	Third Parties - Interest	1,790
	Third Parties - Debt Discount	(33,604)
	Third Parties - Total	133,186

2.	Related Parties - Principal	$145,459
	Related Parties - Interest	5,735
	Related Parties - Debt Discount	(10,183)
	Related Parties - Total	141,011
	Total	$274,197

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our chief executive officer and our chief financial officer assessed the effectiveness of our internal control over financial reporting as of September 30, 2018. Based on our assessment, our chief executive officer and our chief financial officer believe that, as of September 30, 2018, our internal control over financial reporting was not effective, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first two quarters of our fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving our properties or the Company. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against our properties or the Company.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered sales of our equity securities in the second quarter ended September 30, 2018 are as follows:

i) 307,786 shares were sold for cash valued at $153,893 to three persons and the cash was used for working capital purposes, these shares originated from warrant exercises;

ii) 2,093 shares were issued in exchange for information technology services valued at $2,700;

iii) 25,000 shares were issued for marketing services valued at $25,000.

The sale of all the foregoing unregistered securities were pursuant to transactions not involving a public offering and thus exempt from registration in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description
10.19	Agreement and Plan of Merger dated March 20, 2017 among PetVivo Holdings, Inc., PetVivo Holdings NewCo, Inc., and Gel-Del Technologies Inc. incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2017.
10.20	Entry Into a Material Definitive Agreement dated August 14th, 2018 among CytoMedical Design Group and PetVivo Holdings, Inc. incorporated by reference to Exhibit 1.01 of the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14th, 2018.
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema**
101.cal	XBRL Taxonomy Calculation Linkbase**
101.def	XBRL Taxonomy Definition Linkbase**
101.lab	XBRL Taxonomy Label Linkbase**
101.pre	XBRL Taxonomy Presentation Linkbase**

* Filed herewith.

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2018	By:	/s/ Wesley Hayne
Wesley Hayne
	Its:	Chief Executive Officer and Director (Principal Executive Officer)

November 14, 2018	By:	/s/ John Lai
John Lai
	Its:	President, Chief Financial Officer, Director (Principal Financial and Accounting Officer)

