Form 10-Q/A
period 2018-06-30
PetVivo Holdings, Inc.
filed 2018-12-10
CIK 1512922

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

Explanatory Note

This Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for its quarter ended June 30, 2018 is being filed solely to revise and replace exhibit 32.2, which had mistakenly included the former CFO’s name rather than John Lai in the first paragraph thereof and referred to an incorrect period, and exhibit 32.1, which had mistakenly referred to an incorrect period.

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2018		March 31, 2018
Assets:
Current Assets
Cash and cash equivalents	$32,326		$237,335
Accounts receivable	-		163
Inventory	104,284		25,554
Employee Advance	2,500		2,500
Security Deposit	8,201		10,200
Prepaids	26,495		19,948
Total Current Assets	173,806		295,700

Property and Equipment:
Property & equipment	145,863		122,682
Less: accumulated depreciation	(105,763)		(104,111)
Total Fixed Assets	40,100		18,571

Other Assets:
Trademark and patents-net	1,126,654		1,253,510
Total Other Assets	1,126,654		1,253,510
Total Assets	$1,340,560		$1,567,781

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable & accrued expenses	$718,195		$767,970
Note payable and accrued interest-related party	102,776		103,279
Accrued expenses – related party	595,066		559,884
Total Current Liabilities	1,386,037		1,431,133

Commitments and Contingencies

Stockholders’ Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued -0- and -0- shares outstanding at June 30, 2018 and March 31, 2018	-0	-	-0	-
Common stock, par value $0.001, 250,000,000 shares authorized, issued 20,183,209 and 18,279,075 shares outstanding at June 30, 2018 and March 31, 2018	20,183		18,279
Common stock to be issued	96,592		608,966
Additional Paid-In Capital	49,685,487		47,257,557
Accumulated Deficit	(49,847,739)		(47,748,154)
Total Stockholders’ Equity	(45,477)		136,648
Total Liabilities and Stockholders’ Equity	$1,340,560		$1,567,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30, 2018	June 30, 2017

Revenues	$-	$1,183

Cost of Sales	-	-

Gross Profit	-	1,183

Operating Expenses:

Research and Development	-	23,866
General and Administration	2,097,088	460,638
Total Operating Expenses	2,097,088	484,504

Operating Loss	(2,097,088)	(483,321)

Other Income (Expense)
Gain on Settlement of Debt	-	-
Interest Expense	(2,497)	(17,710)
Total Other Income (Expense)	(2,497)	(17,710)

Net Loss before taxes	(2,099,585)	(501,031)

Income Tax Provision	-	-

Net Loss	(2,099,585)	(501,031)

Net Income (Loss) Per Share- Basic And Diluted	$(0.11)	$(0.03)

Weighted Average Common Shares Outstanding-Basic And Diluted	19,584,396	14,984,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Additional Non- controlling	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Issued	Total
Balance March 31, 2017	9,321,306	9,322	30,567,761	(45,410,816)	14,303,559	1,349,919	819,745

Common stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	(1,209,919)	-
Common stock returned – salary settlement	(681,600)	(682)	(342,045)	-	-	-	(342,727)
Common stock returned – escrow agreement	(1,250,000)	(1,250)	-	-	-	-	(1,250)
Common stock issued to reduce debt	37,741	38	13,172	-	-	(13,210)	-
Proceeds from stock sale	-	-	-	-	-	877,000	877,000
Stock based compensation granted	1,250,000	1,250	670,796	-	-	191,825	863,871
Stock granted for debt conversion	-	-	-	-	-	195,176	195,176
Common stock issued for cash	1,620,000	1,620	565,380	-	-	(567,000)	-
Common stock issued for services	431,500	431	214,394	-	-	(214,825)	-
Stock issued for services-Gel-Del	-	-	-	-	32,171	-	32,171
Inducement dividend for warrant exercise	-	-	30,000	-	-	-	30,000
Change in ownership of VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-
Net Loss	-	-	-	(2,337,338)	-	-	(2,337,338)

Balance March 31, 2018	18,279,075	18,279	47,257,557	(47,748,154)	-	608,966	136,648

Common stock returned	478,662	479	861,113	-	-	-	861,592
Common stock issued to reduce debt	520,749	521	276,910	-	-	(181,967)	95,464
Stock based compensation granted	200,000	200	41,800	-	-	(42,000)	-
Common stock issued for cash	370,000	370	369,630	-	-	(276,107)	93,893
Common stock issued for services	334,723	334	599,166	-	-	(12,300)	587,200
Warrants for services	-	-	173,184	-	-	-	173,184
Warrant compensation	-	-	106,127	-	-	-	106,127
Net loss	-	-	-	(2,099,585)	-	-	(2,099,585)

Balance June 30, 2018	20,183,209	$20,183	$49,685,487	$(49,847,739)	$-	$96,592	$(45,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2018	June 30, 2017
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net Loss For The Period	$(2,099,585)	$(501,031)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Non-cash consulting expense	-	32,172
Depreciation and amortization	161,119	162,320
Warrants issued for services	173,184	-
Warrant compensation	106,127	-
Stock issued to reduce debt	95,464	-
Stock issued for services	587,200	156,825
Stock compensation adjustment	861,592	-
Changes in Operating Assets and Liabilities
Increase in inventory	(78,730)	-
Decrease (increase) in prepaid expense and employee advances	(6,547)	206
Increase in advances and receivables	163	(163)
Increase in accounts payable and accrued expense	(49,774)	101,698
Increase of accrued expenses - related party	5,182	-
Net Cash Used in Operating Activities	(244,605)	(47,973)

CASH FLOWS USED IN INVESTING ACTVITITES
Decrease (increase) in security deposit	1,999	(8,201)
Purchase of equipment	(23,181)	-
Increase in patent costs	(32,612)	(5,901)
Net Cash Used in Investing Activities	(53,794)	(14,102)

CASH FLOWS USED IN FINANCING ACTIVITIES
Proceeds from stock sale	93,893	31,500
Common stock subscribed	-	10,500
Decrease in note payable and accrued interest	(503)	-
Net Cash Provided by Financing Activities	93,390	42,000

Net (Decrease) Increase in Cash	(205,009)	(20,075)
Cash at Beginning of Period	237,335	25,434
Cash at End of Period	$32,326	$5,359

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$2,497	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment for accrued salaries	$-	$1,209,919
Change in variable interest equity	$-	$14,335,730

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

December 10, 2018	By:	/s/ John Lai
John Lai
	Its:	President, CFO and Director (Principal Financial and Executive Officer)

December 10, 2018	By:	/s/ John Carruth
John Carruth
	Its:	Controller (Principal Accounting Officer)

