Form 10-Q
period 2018-12-31
PetVivo Holdings, Inc.
filed 2019-02-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of December 31, 2018
Common Stock, $0.001	20,543,088

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2018

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2018	March 31, 2018
Assets:
Current Assets
Cash and cash equivalents	$186,681	$237,335
Accounts receivable	-	163
Bridge loan proceeds receivable	20,000	-
Warrant exercise proceeds receivable	9,860	-
Inventory	48,162	25,554
Employee advance	2,500	2,500
Prepaids	30,038	19,948
Total Current Assets	297,241	285,500

Property and Equipment:
Property and equipment	145,863	122,682
Less: accumulated depreciation	(110,086)	(104,111)
Total Fixed Assets	35,777	18,571

Other Assets:
Security deposit	8,201	10,200
Trademark and patents-net	844,193	1,253,510
Total Other Assets	852,394	1,263,710
Total Assets	$1,185,412	$1,567,781

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$882,191	$767,970
Accrued expenses - related party	461,776	559,884
Notes payable and accrued interest, net of debt discount	62,523	-
Notes payable and accrued interest - related party	91,193	103,279
Total Current Liabilities	1,497,683	1,431,133

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at December 31, 2018 and March 31, 2018, respectively
Common stock, par value $0.001, 250,000,000 shares authorized 20,543,088 and 18,279,075 shares outstanding at December 31, 2018 and March 31, 2018, respectively	20,543	18,279
Common stock to be issued	515,807	608,966
Treasury stock, 600,000 shares of common stock	(177,600)	-
Additional Paid-In Capital	50,537,541	47,257,557
Accumulated Deficit	(51,208,562)	(47,748,154)
Total Stockholders’ Equity (Deficit)	(312,271)	136,648
Total Liabilities and Stockholders’ Equity (Deficit)	$1,185,412	$1,567,781

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	December 31,	December 31,	December 31,	December 31,
	2018	2017	2018	2017

Revenues	$-	$-	$-	$1,510

Cost of Sales	-	-	-	-

Gross Profit	$-	$-	$-	$1,510

Operating Expenses:

Sales and Marketing	1,174	-	28,005	-
Research and Development	55,916	16,659	133,789	62,818

General and Administrative:
Depreciation and Amortization	162,590	159,735	485,331	483,317
Equity Instrument Expenses	179,987	112,143	2,117,279	251,756
Other General and Administrative	159,950	244,356	619,892	532,935
Total General and Administration	502,527	516,234	3,222,502	1,268,008

Total Operating Expenses	559,617	532,893	3,384,296	1,330,826

Operating Loss	$(559,617)	$(532,893)	$(3,384,296)	$(1,329,316)

Other Income (Expense)
Gain on Settlement of Debt	-	22,000	-	22,000
Interest Expense	(60,326)	(45,675)	(76,112)	(71,739)
Total Other Income (Expense)	(60,326)	(23,675)	(76,112)	(49,739)

Net Loss before taxes	$(619,943)	$(556,568)	$(3,460,408)	$(1,379,055)

Income Tax Provision	-	-	-	-

Net Loss	(619,943)	(556,568)	(3,460,408)	(1,379,055)

Net Loss Per Share:
Basic and Diluted	$(0.03)	$(0.03)	$(0.17)	$(0.08)

Weighted Average Shares Outstanding:
Basic and Diluted	20,533,305	17,168,329	20,081,984	16,506,923

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling	Treasury	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Stock	Issued	Total
Balance March 31, 2017	9,321,306	$9,322	$30,567,761	$(45,410,816)	$14,303,559	$-	$1,349,919	$819,745

Common stock issued to reduce accrued salaries	2,100,128	2,100	1,207,819	-	-	-	(1,209,919)	-
Common stock returned - salary settlement	(681,600)	(682)	(342,045)	-	-	-	-	(342,727)
Common stock returned - escrow agreement	(1,250,000)	(1,250)	-	-	-	-	-	(1,250)
Common stock issued to reduce debt	37,741	38	13,172	-	-	-	(13,210)	-
Proceeds from stock sale	-	-	-	-	-	-	877,000	877,000
Stock based compensation granted	1,250,000	1,250	670,796	-	-	-	191,825	863,871
Stock granted for debt conversion	-	-	-	-	-	-	195,176	195,176
Common stock issued for cash	1,620,000	1,620	565,380	-	-	-	(567,000)	-
Common stock issued for services	431,500	431	214,394	-	-	-	(214,825)	-
Common stock issued for services-Gel-Del	-	-	-	-	32,171	-	-	32,171
Inducement dividend from warrant exercise	-	-	30,000	-	-	-	-	30,000
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-	-
Net loss	-	-	-	(2,337,338)	-	-	-	(2,337,338)

Balance March 31, 2018	18,279,075	$18,279	$47,257,557	$(47,748,154)	$-	$-	$608,966	$136,648

Common stock returned to Treasury from escrow	-	-	-	-	-	(177,600)	-	(177,600)
Common stock issued as compensation	478,662	479	861,113	-	-	-	-	861,592
Common stock issued to reduce debt	520,749	521	343,156	-	-	-	44,036	387,713
Stock based compensation granted	200,000	200	41,800	-	-	-	(42,000)	-
Common stock issued for cash - warrant exercises	392,786	393	226,000	-	-	-	(29,984)	196,409
Common stock issued for cash - discounted warrant exercise agreements	-	-	-	-	-	-	203,456	203,456
Common stock issued for cash - private raises	310,000	310	309,690	-	-	-	(310,000)	-
Common stock issued for services	361,816	361	626,590	-	-	-	(15,000)	611,951
Common stock to be issued for production services	-	-	-	-	-	-	56,333	56,333
Common stock issued by Officer on behalf of PetVivo	-	-	77,354	-	-	-	-	77,354
Detachable warrants’ debt discount	-	-	65,557	-	-	-	-	65,557
Warrants granted in conjunction with bridge notes	-	-	14,181	-	-	-	-	14,181
Warrants for services	-	-	99,132	-	-	-	-	99,132
Warrant compensation - Advisors	-	-	197,925	-	-	-	-	197,925
Warrant compensation - Directors	-	-	152,873	-	-	-	-	152,873
Warrant compensation - Employees	-	-	161,750	-	-	-	-	161,750
Warrant compensation - Officers	-	-	102,863	-	-	-	-	102,863
Net loss	-	-	-	(3,460,408)	-	-	-	(3,460,408)

Balance December 31, 2018	20,543,088	$20,543	$50,537,541	$(51,208,562)	$-	$(177,600)	$515,807	$(312,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2018	December 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(3,460,408)	$(1,379,055)
Adjustments to Reconcile Net Loss to Net Cash (Used in) Provided by
Operating Activities:
Return of escrowed shares to Treasury	(177,600)	-
Inducement Dividend from Warrant Exercise	-	30,000
Gain on Settlement of Debt	-	(22,000)
Common stock issued by Officer on behalf of PetVivo	77,354	-
Stock issued for services	611,951	-
Stock to be issued for production services	56,333	-
Stock Based Compensation	861,592	321,523
Stock Compensation Adjustment	-	(342,727)
Amortization of Debt Discount on Notes Payable to Interest Expense	60,305	-
Interest accrued on Notes Payable	8,776	-
Beneficial Conversion Feature	66,248	-
Warrants granted in conjunction with bridge notes less debt discount effect	14,181	-
Warrants for services	99,132	-
Warrant compensation - Advisors	197,925	-
Warrant compensation - Directors	152,873	-
Warrant compensation - Employees	161,750	-
Warrant compensation - Officers	102,863	-
Depreciation and amortization	485,331	483,317
Changes in Operating Assets and Liabilities
Increase in inventory	(22,608)	-
Increase in prepaid expense and employee advances	(10,090)	(13,833)
Decrease (increase) in advances and receivables	163	(1,000)
Decrease in accrued expense - related parties	(98,108)	-
Increase in accounts payable and accrued expense	209,685	677,924
Net Cash Used In Operating Activities	(602,352)	(245,851)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in security deposit	1,999	(8,201)
Purchase of equipment	(23,181)	(8,768)
Increase in patents and trademarks	(70,040)	(19,643)
Net Cash Used in Investing Activities	(91,222)	(36,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash - warrant exercises	189,549	-
Stock issued for cash - discounted warrant exercise agreements	200,456	-
Stock issued for cash	-	877,000
Proceeds from Notes Payable	215,000	-
Proceeds from Notes Payable - related parties	50,000	-
Repayments of Notes Payable - related parties	(12,085)	(2,168)
Repayments of loans and line of credit	-	(60,902)
Net Cash Provided by Financing Activities	642,920	813,930

Net Increase (decrease) in Cash	(50,654)	531,467
Cash at Beginning of Period	237,335	25,434
Cash at End of Period	$186,681	$556,901

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$13,879	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Shares issued as payment for accrued salaries	$-	$1,209,919
Change in variable interest equity	$-	$14,335,730
Notes Payable converted into common stock	$(150,000)	$(12,500)
Notes Payable converted into common stock - related parties	$(70,000)	$-
Notes Payable interest converted into common stock	$(4,280)	$-
Notes Payable interest converted into common stock - related parties	$(1,722)	$-
Increase in Debt Discount on Notes Payable	$(65,557)	$-
Shares issued to reduce debt	$387,713	$13,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2018

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

Although these interim financial statements at December 31, 2018 and for the three and nine months ended December 31, 2018 and 2017 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results to be expected for the year ended March 31, 2019 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2018, included in our annual report on Form 10-K filed with the SEC.

The Company is in the business of production, marketing and distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals, initially for dogs and horses. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

(B) Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its two wholly-owned subsidiaries, Gel-Del Technologies, Inc. and PetVivo, Inc., both of which are Minnesota corporations. All intercompany accounts have been eliminated upon consolidation.

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

(D) Cash and Cash Equivalents

The Company considers all highly-liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018, the Company had $186,681 in cash and no cash equivalents.

(E) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2018, cash did not exceed the FDIC uninsured balances. The management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 3,218,236 warrants outstanding as of December 31, 2018 with varying exercise prices ranging from $3.50 to $.30/share. The weighted average exercise price for these warrants is $.59/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related party, notes payable, notes payable - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2018 and March 31, 2018, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and March 31, 2018.

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

If the Company is a newly formed corporation or shares of the Company are thinly traded then the use of share prices established in the Company’s most recent private placement memorandum (“PPM”), or weekly or monthly price observations would generally be more appropriate than the use of daily price observations as such shares could be artificially inflated due to a larger spread between the bid and asked quotes as well as a lack of consistent trading in the market.

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

The change from revenue recognition according to FASB issued ASC 605 to ASC 606 had no effect on the Company’s financial statements for the year ending March 31, 2018, or the three and nine month periods ending December 31, 2017, and December 31, 2018.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - NOTES PAYABLE

At December 31, 2018 the company is obligated for several notes payable and accrued interest in the total amount of $65,000 and $2,774, respectively; on the balance sheet this is shown net of a debt discount of ($5,251). The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note and the issuance of a detachable warrant for purchase of half of the principal amount in shares exercisable at $1.00 per share for a 3-year term.

During the nine months ended December 31, 2018 the Company entered into bridge note agreements with several bridge note holders in the principal amount of $215,000. There were 107,500 detachable warrants issued in conjunction with bridge notes entered into in the nine-month period ending December 31, 2018. Pursuant to ASC 470 the fair value of the warrants attributable to a discount on the debt is ($49,880); this amount is to be amortized to interest expense on a straight-line basis over the term of the loans.

During the nine-month period ended December 31, 2018 and pursuant to bridge note conversion agreements, $150,000 in principal and $4,280 in accrued interest was converted into 514,264 shares of common stock at a rate of $.30 per share. Pursuant to the conversion of the notes, each note-holder who converted their note(s) received a warrant for purchase of half of the outstanding balance in shares exercisable at $.30 per share through December 31, 2018; 77,140 of these warrants were issued.

An additional $33,822 in equity issuance expense was recognized due to a beneficial conversion feature whereby $50,734 in principal and interest was converted at $.30 per share when the stock price on the date of the conversion agreement was $.50 per share.

Each of the warrants issued pursuant to conversion of these notes, if exercised, qualified for 1 additional share of common stock transferred from a founder of the Company for every 3 shares received through exercising of these warrants; 33,351 shares were transferred to these note-holders by a founder. During the nine months ended December 31, 2018 a total of $44,628 in debt discount has been relieved to interest expense due to amortization and the conversions.

NOTE 3 – NOTES PAYABLE – RELATED PARTY

At December 31, 2018, the Company is obligated for a Director note payable and accrued interest in the total amount of $91,193. We are obligated to pay $3,100 per month applied towards accrued interest first, then the principal amount due. The entirety of the outstanding principal and accrued interest due is payable upon sales of equity in excess of $3,500,000 within a two-year period.

During the nine months ended December 31, 2018, the Company entered into bridge note agreements with related parties totaling $70,000 in principal. Upon entering into these bridge note agreements, the note-holders were issued one warrant for every $2.00 in principal loaned to the Company. These warrants were exercisable at $1.00 for a term of three years and vested immediately. Pursuant to ASC 470 the fair value of the warrants attributable to a discount on the debt is $15,677. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note along with the principal amount loaned to the Company. The entire $70,000 in principal and $1,722 in accrued interest was converted into 239,073 shares of common stock at a rate of $.30 per share pursuant to bridge note conversion agreements.

An additional $13,333 in equity issuance expense was recognized due to a beneficial conversion feature whereby $20,000 in principal was converted at $.30 per share when the stock price on the date of the conversion agreement was $.50 per share.

Also pursuant to the bridge note conversion agreements, for every $2.00 in outstanding balance converted into equity the note-holder received one warrant exercisable at $.30 per share through December 31, 2018; 35,861 of these warrants were issued. The entire balance remaining in debt discount of $15,677 was relieved to interest expense upon conversion of these notes.

NOTE 4 - GOING CONCERN

As reflected in the accompanying condensed consolidated financial statements, the Company had no significant revenue, a negative equity, and recurring material losses. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to raise additional funds either through a private placement or public offering of the Company’s securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While management believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

The net loss for the three and nine-month periods ending December 31, 2018 was ($619,943) and ($3,460,408), respectively. Our working capital as of December 31, 2018 was ($1,200,442). Our net cash used in operations for the nine-month period ending December 31, 2018 was ($602,352).

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 5 - COMMON STOCK AND WARRANTS

Common Stock

During the nine-month period ended December 31, 2018 the Company issued 2,264,013 shares of common stock including:

i) 478,662 shares were issued to the Company’s President, John Lai, to replace shares he placed into escrow in 2017 valued at $861,592;

ii) 520,749 shares were to reduce debt valued at $296,521, 485,287 of these shares valued at $181,967 were recorded in our financial statements during fiscal year ended March 31, 2018;

iii) 200,000 shares were issued as compensation to the Company’s former CEO, Wesley Hayne, valued at $42,000, these shares were granted and recorded to expense and Additional Paid in Capital during the fiscal year ended March 31, 2018;

iv) 310,000 shares were issued for cash valued at $310,000, 250,000 were from a private offering to one individual in December of 2017 for $250,000, and 60,000 were from a private offering to one individual in September of 2016 for $60,000;

v) 361,816 shares were issued for services valued at $626,951, 324,723 shares valued at $584,500 were issued to the Company’s President, John Lai, to replace shares given up to obtain financing in 2015;

vi) 392,786 shares were issued pursuant to warrant exercises for cash amounting to $226,393, 60,000 warrants were exercised at $1.00 per share and 332,786 warrants were exercised at $.50 per share.

During the nine-month period ended December 31, 2018 the Company entered into agreements to issue 1,587,912 shares of common stock that remain unissued as of the balance sheet date including:

i) 56,333 shares of common stock pursuant to a production agreement with CMDG valued at $56,333;

ii) 678,186 shares of common stock pursuant to discounted warrant exercise agreements in exchange for $203,456 in cash;

iii) 100,054 shares of common stock pursuant to warrant exercises in exchange for $30,016 in cash;

iv) 753,339 shares of common stock pursuant to bridge note conversions in exchange for $220,000 in cash and $6,002 in accrued interest.

During the nine-month period ended December 31, 2018 the Company had 600,000 shares valued at $177,600 returned to the Company’s Treasury; these shares were being held in escrow to be issued to the Company’s former CEO, and upon his termination were immediately returned to Treasury. This entry was booked as an offset to Equity Instrument Expense, which resides in the General & Administrative section of the Company’s Profit and Loss Statement.

During the nine-month period ended December 31, 2018, pursuant to stock transfer agreements and related discounted warrant exercise agreements, the Company’s President, John Lai transferred 259,413 shares of common stock to several warrant-holders as an incentive for early exercise of their warrants; these shares had a value of $77,354 and were booked against APIC.

Warrants

During the nine-month period ended December 31, 2018 the Company granted warrants to purchase a total of 955,531 shares of common stock including:

i) warrants for 80,000 shares to two advisory board members for service, vested semi-annually over two years, and exercisable over a five-year term at $1.00/share;

ii) warrants for 230,000 shares to John Carruth, the Company’s Acting CFO, in consideration of his employment, vested quarterly over two years, with a strike price of $.30 per share and exercisable over a five-year term; 80,000 of which were originally issued at $1.00 per share, and reissued on December 10, 2018 with a strike price of $.30 per share;

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

vi) warrants for 142,500 shares to several note holders pursuant to their bridge note agreements, vested immediately, and exercisable over a three-year term at $1.00/share;

vii) warrants for 113,031 shares to several note holders pursuant to their conversion of notes into equity, vested immediately, exercisable through December 31, 2018 at $.30 per share.

During the nine-month period ended December 31, 2018 the Company reduced previous grants of warrants to purchase 100,000 shares of common stock including:

i) warrants for 60,000 shares from a service provider due to the termination of a contract;

ii) warrants for 40,000 shares from a former advisory board member due to the termination of a contract.

During the nine-month period ended December 31, 2018 warrants to purchase 332,786 shares of common stock with a strike price of $.50 per share were exercised for $166,393 in cash.

During December, 2018 the Company offered its warrant-holders the option to exercise their warrants at a discounted rate of $.30 per share if exercised within 15 days of the offer date. Pursuant to this discounted warrant exercise agreement (DWEA), warrant-holders are entitled to 1 share issued by way of stock transfer from a founder of the Company for every 3 shares received pursuant to the DWEA. Several warrant-holders entered into such agreements whereby they receive 678,187 shares of newly-issued common stock and 226,062 shares of common stock from a founder of the Company in exchange for $203,456 in cash.

During December 2018, the Company offered its note-holders the option to convert their notes and receive 1 warrant for every $2.00 in outstanding balance of principal and interest converted. There were 113,031 of these warrants issued; 12,977 expired on December 31, 2018 and the remaining 100,054 were exercised in exchange for $30,016 in cash. Pursuant to these exercised warrants, each warrant-holder received 1 share of common stock from a founder, John Lai; the total number of shares transferred by John Lai to these warrant-holders was 33,351 shares.

A summary of warrant activity for the periods ending March 31, 2018 and December 31, 2018 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2017	133,250	2.00	133,250	2.00

Granted	3,413,459	.54

Exercised	60,000	1.50

Outstanding, March 31, 2018	3,486,709	.59	2,433,601	.57

Granted	955,531	.75

Exercised	1,111,027	.36

Expired	12,977	.30

Cancelled	100,000	1.00

Outstanding, December 31, 2018	3,218,236	.64	2,293,187	.59

At December 31, 2018, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	2,139,986	.39	2.31	1,827,486	.41

.51-1.00	965,000	1.00	4.12	372,500	1.00

1.01-3.50	113,250	2.35	2.44	93,201	2.54

Total	3,218,236	.64	2.86	2,293,187	.59

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

NOTE 7 – LEASE AND COMMITMENTS

Rent expense for the three and nine months ended December 31, 2018 were $14,607 and $55,020, respectively. Rent expense for the three and nine months ended December 31, 2017 were $7,065 and $32,249, respectively.

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

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. Future minimum rental commitments are as follows:

Year Ended March 31,
2019	$6,234
2020	$24,936
2021	$24,936
2022	$24,936
2023	$24,936
Thereafter	$21,770
$127,748

NOTE 8 – OPERATING LOSS

The operating loss of ($3,460,408) for the nine months ended December 31, 2018 is primarily due to ($2,277,119) in expense associated with equity issuances including ($696,826) in warrant expense and ($1,420,453) in stock expense.

NOTE 9 – INVENTORY

On November 1, 2018 the Company and its independent contract quality control organization discovered a possible contamination in vials produced from lots #2 and #3 of three separate lots that were included in inventory. No vials derived from lots #2 and #3 have been distributed to customers. The identified lots and vials were produced by the Company’s former third-party contract manufacturer. On November 5, 2018 we issued a formal Notice of Product Quarantine and Product Monitoring Period whereby we asked for any unused vials to be quarantined while the Company’s scientific team and third-party contract testing organization analyzed whether lot #1 also included contamination. No evidence of contamination of vials distributed from lot #1 has been identified to date. Approximately $47,500 in inventory has been written off in relation to this event to research and development expense attributed to the loss of lots #2 and #3. Approximately $10,000 in inventory has been written off in relation to additional third-party product testing of lot #1.

The $48,162 of total inventory is broken out as follows:

December 31, 2018
Finished Goods	$35,666
Work in Process	-0-
Manufacturing Supplies	3,128
Raw Materials	9,368
Total Inventory	$48,162

NOTE 10 – SUBSEQUENT EVENTS

On January 15th, 2019, the Company’s Board of Directors approved the issuance of 1,025,000 warrants for purchase of common stock, vested immediately, for a term of ten years with a strike price of $.30 per share and a one-time protection against a reverse split whereby the strike price will not be adjusted upon combination of outstanding shares of stock. These warrants were issued as follows:

i) Sheryll Grisewood	187,500
ii) David Merrill	187,500
iii) John Dolan	187,500
iv) David Deming	93,750
v) Peter Vezmar	93,750
vi) Joseph Jasper	93,750
vii) Robert Rudelius	87,500
viii) David Masters	46,875
ix) Randall Meyer	46,875

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

Gel-Del Technologies Inc.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices in Edina, Minnesota, and was founded in 1999 by Dr. David B. Masters. Dr. Masters developed Gel-Del’s proprietary biomaterials that simulate a body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a pivotal clinical trial using their novel thermoplastic biomaterial as dermal filler for human cosmetic applications. Gel-Del’s core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body’s tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

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

We launched our lead product, the Kush™ System in Q2 2018. The Kush™ System is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush™ System device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. Our treatments expand practice revenues and margins because they are veterinarian-administered. The Kush™ System device is veterinarian-administered to expand practice revenues and margins. We believe that the increased revenues and margins provided by the Kush™ System will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues.

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

Gel-Del Particles have been through a human trial and have been classified as a medical device. The FDA does not require submission of a 510(k) or formal pre-market approval for medical devices used in veterinary medicine. We completed initial commercial production and commenced marketing our Kush products in calendar Q2 2018. We anticipate selling through existing veterinary distributors.

RESULTS OF OPERATIONS

We are a development stage company with no history of commercial revenues, and we have incurred recurring substantial losses since inception. The following discussion should be read in conjunction with our unaudited financial statements and related notes included in this report.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

Revenue – Revenue was $-0- for both three-month periods ended December 31, 2018 and December 31, 2017.

Cost of Sales – Cost of sales was $-0- for both three-month periods ended December 31, 2018 and December 31, 2017.

Gross Profit – Gross profit was $-0- for both three-months periods ended December 31, 2018 and December 31, 2017.

Operating Expenses – Operating expenses for the three months ended December 31, 2018 were $559,617 compared to $532,893 for the three months ended December 31, 2017; the increase of $26,724 was due primarily to increased warrant issuances. Sales and marketing expenses increased from $-0- to $1,174 in the three-month periods ended December 31, 2017 and 2018, respectively. Research and development expenses increased from $16,659 to $55,916 in the three-month periods ended December 31, 2017 and 2018, respectively. The majority of our operating expenses in both of these quarters were general and administrative expenses, which were $516,234 for the three months ended December 31, 2017 compared to $502,527 for the three months ended December 31, 2018.

Other Income (Expense) – Other Income (Expense) for the three months ended December 31, 2018 of ($60,326) is primarily due to debt discount amortization and relief related to detachable warrants issued in conjunction with both third party and related party notes payable; this is compared to ($23,675) incurred during the three months ended December 31, 2017, which is mainly attributable to ($37,597) in interest originating from a discount on debt, which was partially offset by $22,000 in gain on settlement of debt.

Net (Loss) – Our net (loss) for the three months ended December 31, 2018 was ($619,943) compared to ($556,568) for the three months ended December 31, 2017. The increased loss of ($63,375) was attributable primarily to higher warrant issuance expenses.

Results of Operations for the Nine Months Ended December 31, 2018 and 2017

Revenue – Revenue was $-0- for the nine months ended December 31, 2018 compared to $-1,510- for the nine months ended December 31, 2017.

Cost of Sales – Cost of sales was $-0- for the nine-month period ended December 31, 2018 compared to $-0- for the nine months ended December 31, 2017.

Gross Profit – Gross profit was $-0- for the nine months ended December 31, 2018 compared to $1,510 for the nine months ended December 31, 2017.

Operating Expenses – Operating expenses for the nine months ended December 31, 2018 were $3,384,296 compared to $1,330,826 for the nine months ended December 31, 2017; the increase of $2,053,470 was due primarily to increased stock and warrant issuances. Sales and marketing expenses increased from $-0- during the nine-month period ending December 31, 2017 to $28,005 during the nine-month period ending December 31, 2018. Research and development expenses increased from $62,818 in the nine months ended December 31, 2017 to $133,789 in the nine months ended December 31, 2018. The majority of our operating expenses in both of these periods were general and administrative expenses, which were $1,268,008 for the nine months ended December 31, 2017 compared to $3,222,502 for the nine months ended December 31, 2018.

Other Income (Expense) – Other Income (Expense) for the nine months ended December 31, 2018 of ($76,112) is primarily due to interest accrued and debt discount amortization and relief for detachable warrants issued in conjunction with both third party and related party notes payable; this is compared to ($49,739) incurred during the nine months ended December 31, 2017, which is mainly attributable to ($37,597) in interest originating from a discount on debt and interest accrued on past due invoices, a convertible note, and related party note payable.

Net (Loss) – Our net (loss) for the nine months ended December 31, 2018 was ($3,460,408) compared to ($1,379,055) for the nine months ended December 31, 2017. The increased loss of ($2,081,353) is attributable primarily to higher stock and warrant issuance expenses.

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

As of December 31, 2018, our current assets were $297,241 including approximately $186,681 in cash, $20,000 in bridge loan proceeds receivable, $9,860 in warrant exercise proceeds receivable, $48,162 in inventory, $2,500 in employee advance and $30,038 in prepaids. In comparison, our current liabilities as of that date were $1,497,683 consisting of $882,191 of accounts payable and accrued expenses, $461,776 of accrued expenses – related party, $62,523 of notes payable and accrued interest, net of debt discount and $91,193 of notes payable and accrued interest – related party. Our working capital deficiency as of December 31, 2018 was $1,200,442.

As of December 31, 2018 the Company’s inventory has a carrying value of $48,162 and is broken down into $35,666 of finished goods inventory, $3,128 of manufacturing supplies and $9,368 of raw materials.

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

Net Cash Used in Operating Activities – We used ($602,352) of net cash in operating activities for the nine months ended December 31, 2018 compared to using ($245,851) of net cash for the nine months ended December 31, 2017. This increase in cash used in operating activities was attributable primarily to increases in receivables, inventory, and prepaids and a decrease in accrued expenses – related parties.

Net Cash Used in Investing Activities – We used ($91,222) of net cash in investing activities in the nine months ended December 31, 2018, consisting of ($23,181) of purchases of equipment and capitalized patent costs of ($70,040); these were partially offset by a $1,999 decrease in security deposit asset that was reclassified to prepaids. This is compared to ($36,612) net cash used in investing activities in the nine months ended December 31, 2017.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2018, we were provided by financing activities with net cash of $642,920 consisting of $390,005 in proceeds from common stock sales pursuant to warrant exercises, ($12,085) decrease in notes payable and accrued interest – related party, and $265,000 in proceeds from notes payable. In comparison, during the nine months ended December 31, 2017, we were provided by financing activities with net cash of $813,930 including proceeds from sales of common stock of $877,000 and ($2,168) of repayments of Notes payable – related parties, and ($60,902) in repayments of loans and line of credit.

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

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At December 31, 2018, we are obligated for unpaid officer salaries and amounts payable to related parties of $461,775. This amount is included in accrued expenses – related party.

Notes Payable

As of December 31, 2018, we are obligated on the following notes:

1.	Third Parties – Principal	$65,000
	Third Parties – Interest	2,774
	Third Parties - Debt Discount	(5,251)
	Third Parties – Total	62,523

2.	Related Parties – Principal	$90,577
	Related Parties – Interest	616
	Related Parties - Debt Discount	-0-
	Related Parties – Total	91,193
	Total	$153,716

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our principal executive officer and our principal financial officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. Based on our assessment, our principal executive officer and our principal financial officer believe that, as of December 31, 2018, our internal control over financial reporting was not effective, due to the following:

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

There were no significant changes in our internal control over financial reporting during the first three quarters of our fiscal year ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has established an audit committee consisting of three of our independent directors. The audit committee’s primary function is to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our Board of Directors.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2018, the Company sold and issued 25,000 shares pursuant to a warrant exercise for $12,500.

During the three months ended December 31, 2018, the Company sold but did not issue:

i) 100,054 shares pursuant to warrant exercises for $30,016;

ii) 678,187 shares pursuant to discounted warrant exercise agreements for $203,456;

iii) 30,000 shares pursuant to a service agreement for production services;

iv) 753,337 shares pursuant to bridge note conversion agreements for $226,002 in principal and accrued interest.

The sale of all the foregoing unregistered securities referenced in this Item 2 were pursuant to transactions not involving a public offering and thus exempt from registration in reliance on the exemption under Section 4(a)(2) of the Securities Act of 1933, as amended.

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

February 14, 2019	By:	/s/ John Lai
John Lai
	Its:	President and Director (Principal Executive Officer)

February 14, 2019	By:	/s/ John Carruth
John Carruth
	Its:	Acting Chief Financial Officer (Principal Financial and Accounting Officer)

