Form 10-K
period 2019-03-31
PetVivo Holdings, Inc.
filed 2019-07-31
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter— $13,624,010.

As of July 30, 2019, there were 22,074,667 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

On March 11, 2014, our Board of Directors authorized the execution of a securities exchange agreement dated March 11, 2014 (the “Securities Exchange Agreement”) with PetVivo Inc., a Minnesota corporation (“PetVivo”). PetVivo was founded in 2013 by John Lai and John Dolan and engaged in the business of acquiring/in-licensing and adapting human biomedical technology and products for commercial sale in the veterinary market.

In accordance with the terms and provisions of the Securities Exchange Agreement, we acquired all of the issued and outstanding shares of stock of PetVivo in exchange for the issuance of an aggregate 2,310,939,804 shares of our common stock to the PetVivo shareholders as adjusted for a reverse stock split effective soon after this merger; this made PetVivo our wholly-owned subsidiary. John Lai and John Dolan were controlling shareholders of Petvivo Holdings, Inc at the time of the securities exchange.

In 2013, PetVivo entered into an exclusive worldwide license for the commercialization of a patented biomaterials technology developed by Gel-Del Technologies Inc., a Minnesota corporation (“Gel-Del”). Gel-Del was a biomaterials development and manufacturing company focused on human and companion animal applications of its biomaterials technology; our initial product, Kush®, is derived from the licensed technology. Kush is comprised of a patented, gel-like, protein-based biomaterial which may be injected into the afflicted body parts of companion animals suffering from osteoarthritis. Kush’s predecessor formulation completed a Gel-Del-sponsored 145 patient First-in-Man IDE clinical trial using the novel thermoplastic biomaterial as dermal filler for human cosmetic applications

Gel-Del Technologies, Inc. Acquisition

In exchange for 1,450,000 shares of the Company’s common stock the Company entered into a certain exclusive license agreement and manufacturing and supply agreement dated August 2, 2013 (the “License Agreement”) with Gel-Del pertaining to the manufacture and supply of products by Gel-Del derived from certain technology, including protein-based biomaterials and devices, which are beneficial for the veterinary treatment of animals having orthopedic joint afflictions (the “Technology”). We have since terminated the License Agreement based upon consummation of the Gel-Del merger as indicated in this section Gel-Del Technologies, Inc. Acquisition.

In 2014, subsequent to the securities exchange agreement between PetVivo Holdings, Inc. and PetVivo, Inc., and the execution of the License Agreement with Gel-Del Technologies, Inc., PetVivo Holdings’ management and the management of Gel-Del entered into discussion to combine the two companies and produce, market and sell medical products based on Gel-Del technology for both human and animal indications.

In November 2014 the respective Boards of Directors and executive officers of our company and of Gel-Del entered into a merger agreement between our company and Gel-Del, subject to approval of our shareholders and Gel-Del shareholders. Shareholder approval of this merger was obtained from shareholders of Gel-Del in March 2015 and from our shareholders in April 2015, and concurrently we also appointed the directors of Gel-Del to our Board of Directors. We then controlled Gel-Del, combined all Gel-Del operations with ours, and were responsible to provide future funding for Gel-Del. Accordingly, we concluded that Gel-Del was a variable interest entity (VIE) for which we were the primary beneficiary and that for accounting purposes, we would consolidate our financial statements with those of Gel-Del with the assets and liabilities of Gel-Del stated at their fair value. We also determined the fair value of the Gel-Del assets and liabilities was based on the $4.02 per share trading price of our common stock at April 10, 2015, resulting in the total purchase consideration being $18,978,462.

We were unable to consummate the 2014 merger agreement with Gel-Del in a timely fashion due primarily to a substantial decline in the value of our publicly-traded common stock during 2015-2016. In order to complete the Gel-Del merger, in early 2017 we agreed to provide Gel-Del an additional 31.3% of our common shares than was required in the initial merger agreement. Accordingly, our management and Gel-Del management revised the structure and terms of the Gel-Del merger to provide for the issuance of these additional shares to Gel-Del and to effect the transaction through a statutory triangular merger. The Gel-Del merger was then completed under Minnesota Statutes whereby Gel-Del and a wholly-owned subsidiary of ours (which was incorporated in Minnesota expressly for this transaction) completed the triangular merger (the “Merger”). Pursuant to the Merger, Gel-Del was the surviving entity and concurrently became our wholly-owned subsidiary, resulting in our obtaining full ownership of Gel-Del. Our primary reason to effect the Merger was to obtain 100% ownership and control of Gel-Del and its patented bioscience technology, including ownership of Gel-Del’s Cosmeta subsidiary. The effective date for the Merger was April 10, 2017 when the Merger was filed officially with the Secretary of State of Minnesota.

Pursuant to the Merger, we issued a total of 5,450,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each outstanding common share of Gel-Del being converted into 0.798 common share of the Company; .634 share was issued in relation to the merger and .164 share was issued pursuant to the License Agreement. The 5,450,000 shares represented approximately 30% of our total post-merger outstanding common shares and were valued at the closing price of our common shares on the effective date of the Merger of $0.40 per share, resulting in total consideration of $2,180,000. Incident to completion of the Merger, we also recorded an impairment loss of approximately $14,700,000 in order to account for the decline in our initial valuation of Gel-Del in 2015. For additional information regarding our accounting treatment of the Gel-Del merger and the related large impairment loss recorded in 2017 due to the decline in value of Gel-Del from the initial uncompleted merger transaction and the 2017 completed merger transaction, see Note 11 to the financial statements included in this Annual Report on Form 10-K.

Company Overview

We are headquartered in suburban Minneapolis, Minnesota. We are a veterinary biotech and biomedical device company primarily engaged in the business of translating or adapting human biotech and medical technology into products for commercial sale in the veterinary market to treat companion animals such as dogs, horses and cats, and other animals suffering from arthritis and other afflictions. Our initial product, Kush, is an injectable comprised of patented, gel-like biomaterials that is being commercialized for companion animal osteoarthritis

PetVivo’s proprietary biomaterials simulate a body’s cellular tissue by virtue of their reliance upon natural protein compositions which incorporate such “tissue building blocks” as collagen and elastin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (PLA, PLGA and the like) and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary, protein-based biomaterials appear to mimic the body’s tissue thus allowing integration, tissue repair, and possibly regeneration in long-term implantation. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices or as use as stand-alone injectables. These biomaterials are produced using a patented and scalable self-assembly production process. We are commercializing the technology in the veterinary field for the treatment of osteoarthritis.

CURRENT BUSINESS OPERATIONS

General

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the $19 billion US veterinary care market that has grown at a CAGR of 4.8% over the past five years according to the American Pet Products Association. Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals.

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

We launched our lead product, Kush® in calendar Q2 2018. In Q4 2018 we issued a “Notice of Product Quarantine and Product Monitoring Period” notifying all product holders to suspend use of the product and place it in quarantine while the Company, through utilization of third-party testing vendors, perform additional testing of the product. Kush is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Kush is a superior treatment that safely improves joint function. The reparative Kush particles are lubricious, cushioning and long-lasting. The spongy, protein-based particles mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding) and protect the joint as an artificial cartilage.

Using industry sources, we estimate osteoarthritis afflicts approximately 20 million owned dogs in the United States and the European Union, making canine osteoarthritis a $4 billion market opportunity if selling the product at $200 per canine unit; this does not factor in any contra-lateral usage of the product by veterinarians. See Johnston, Spencer A. “Osteoarthritis. Joint anatomy, physiology, and pathobiology.” The Veterinary clinics of North (1997):699-723;

http://www.humanesociety.org/issues/petoverpopulation/facts/pet_ownership_statistics.html;
and http://www.americanpetproducts.org/press_industrytrends.asp.

In addition to being a treatment for osteoarthritis, the joint-cushioning and lubricity effects of Kush have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits).

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease each year, making the equine lameness and navicular disease market an annual opportunity worth $600 million if selling the product at $600 per equine unit; this does not factor in any contra-lateral usage of the product by veterinarians. See Kane, Albert J., Josie Traub-Dargatz, Willard C. Losinger, and Lindsey P. Garber; “The occurrence and causes of lameness and laminitis in the US horse population” Proc Am Assoc Equine Pract. San Antonio (2000): 277-80; Seitzinger, Ann Hillberg, J. L. Traub-Dargatz, A. J. Kane, C. A. Kopral, P. S. Morley, L. P. Garber, W. C. Losinger, and G. W. Hill. “A comparison of the economic costs of equine lameness, colic, and equine protozoal myeloencephalitis (EPM).” In Proceedings, pp. 1048-1050. 2000; and Kilby, E. R. 10 CHAPTER, The Demographics of the U.S. Equine Population, The State of the Animals IV: 2007.

Osteoarthritis is a condition with degenerating cartilage, creating joint stiffness from mechanical stress resulting in inflammation and pain. The lameness caused by osteoarthritis worsens with time from the ongoing loss of protective cushion and lubricity (i.e., loss of slippery padding). There are currently very few, if any, treatments for osteoarthritis; some of which are palliative pain therapy and joint replacement. Non-steroidal, anti-inflammatory drugs (NSAIDs) are used to alleviate the pain and inflammation, but long-term use has been shown to cause gastric problems. NSAIDs do not treat the cartilage degeneration issue to halt or slow the progression of the osteoarthritis condition.

We believe that our treatment of osteoarthritis in canines using Kush is far superior to the current methodology of using NSAIDs. NSAIDs have many side effects, especially in canines, whereas the company’s treatment using Kush, to our knowledge, has not elicited any adverse side effects in dogs. Remarkably, Kush-treated dogs have shown an increase in activity even after they no longer are receiving pain medication.

No special training is required for the administration of the Kush device. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. Kush immediately treats effects of osteoarthritis with no special post-treatment requirements.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. Our treatments expand practice revenues and margins because they are veterinarian-administered. The Kush device is veterinarian-administered to expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues.

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

Pet & Human Product Pipeline – Calendar Year

	Pet Therapeutics	Species	Safety	Pilot	Efficacy	Commercial
VD-01	Osteoarthritis	Canine (Kush)				Q4 2019
VD-02	Osteoarthritis	Equine (Kush)				Q4 2019
VD-03	Digital Cushion Lameness	Equine				2020
VD-04	Urinary Incontinence	Canine				2020
VD-06	Osteoarthritis	Feline (Kush)				2020

	Human Therapeutics	Biomaterial Safety	Proof of Concept	Preclinical Studies	Pivotal Trial	FDA Submission	Launch
HD-05	Dermal Filler						2020
HD-07	Osteoarthritis						2022
HD-08	Dermal Filler - Lip						2022
HD-09	Spinal Disc Repair						2022
HD-10	Arteriovenous (AV) Shunt						2022
HD-11	Limb Salvage Shunt						2022
HD-12	Female Urinary Incontinence						2022
HD-13	Peripheral Vascular Graft						2023
HD-14	Coronary Artery Bypass Graft						2023
HD-15	Drug Eluting Stent Coating						2023
HD-16	Mucoadhesive Fentanyl						2023
HD-17	Vasculitus Wound Closure						2023

Particle Based Devices	Molded Vascular Devices	Drug Delivery Devices

1

In our past couple filings of our annual report on Form 10-K, we included a current pipeline table as above which was incorrect, and the foregoing table has been revised to reflect our current estimates of each product for the above categories. The primary reason we failed to satisfy the respective estimated dates in any earlier filings was because we did not receive anticipated substantial funding needed to satisfy those earlier performance estimates.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and rest of world through commercial partners.

Most veterinarians in the United States buy a majority of their equipment and supplies from one of four veterinary-product distributors. Combined, these four distributors deliver more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. We plan to have our product distribution leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors and the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of digital marketing tools. The unique nature and the anticipated benefits provided by our products are expected to generate significant consumer response.

Our biomaterials have been through a human trial and have been classified as a medical device. The FDA does not require submission of a 510(k) or formal pre-market approval for medical devices used in veterinary medicine.

Below is a listing of applications of our technology that we plan to commercialize or out-license to strategic partners:

Dermal Filler

Our biomaterials are constructed from purified water, protein, and carbohydrate, tailored to simulate different body tissues that biologically integrate (bio-integration). Our biomaterials can be manufactured and used as a dermal filler for wrinkle treatment by injection. These formed, gel particles fill, integrate and rejuvenate dermal skin tissue to remove the wrinkle. This product was taken through an FDA clinical trial under the name CosmetaLife®, see the results here: www.clinicaltrials.gov (NCT00414544).

Cardiovascular Devices

Our blood-compatible biomaterial, which allows blood contact and bio-integrative processes to occur without clotting, platelet attachment, or thrombogenesis, is used to repair cardiovascular tissue. VasoGraft®, a blood vessel graft made from VasoCover™ material, is designed to mimic natural blood vessel tissue in almost every respect, including the components used.

Drug Delivery

Unique fabrication techniques allow us to homogeneously distribute drug in milligram to nanogram amounts, resulting in optimum performance and manufacturing capabilities for a variety of delivery methods, such as coatings, injectables, implantables or transmucosal delivery. The first planned transmucosal product has been optimized and tested with peptide drugs with better efficacy than oral dosing via swallowing.

Orthopedic Devices

Another of our materials can be used in a variety of shapes for orthopedic and dental applications. The first products, OrthoGelic™ and OrthoMetic™, will be aimed at difficult-to-heal, non-union broken bones, by using particles to fill the empty space. The orthopedic biomaterial, made to mimic the structural components of bone, can allow integration and healing to fill in the break and exclude non-bone tissue infiltration.

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks and trade secrets. We have eight issued United States Patents. In addition to the United States patent portfolio we also have nine patents granted in key markets around the world including Canada, Australia and the European Union. We have an additional application pending in the European Union.

Our patent portfolio is currently held in the assignee name of PetVivo Holdings, Inc. and was previously held in our wholly-owned subsidiary Gel-Del Technologies. We believe we have developed a broad and deep patent portfolio around our biomaterials and manufacturing processes in addition to the application of these biomaterials for use as medical devices, medical device coatings and pharmaceutical delivery devices. The Company secures other technological know-how by trade secret law and also possesses several trademarks that are either registered or protected pursuant to trademark common law.

United States Patents:

10,016,534 – Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof

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

8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof

8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof

8,465,537 – Encapsulated or Coated Stent Systems

8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

9 Foreign Patents Granted & Allowed

5 Patent Apps Pending (US & Foreign)

To maximize the strength and value of our patent portfolio, many of the claims use the transitional term “comprising”, which is synonymous with “including,” This use of transitional language is inclusive or open-ended and does not exclude additional, unrecited elements or method steps. Our patents also include method claims covering many of the applications and uses of the biomaterials as medical devices and drug delivery systems. With eight issued or allowed United States Patents that contain 287 claims, our intellectual property portfolio strongly protects our proprietary technology, including the composition of raw elements used to produce our formulations, the fabricated biomaterials and their application in end products, thereby making our material and devices much more attractive to industry partners.

We will seek to protect our products and technologies through a combination of patents, regulatory exclusivity, and proprietary know-how. Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current compounds and any future compounds developed. We also strenuously protect our proprietary information and proprietary technology through a combination of contractual arrangements, trade secrets and patents, both in the United States and abroad. However, even patent protection may not always afford us with complete protection against competitors who seek to circumvent our patents.

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

Companion Animal Market

Over the last several decades, we believe the animal health market and industry has a strong component in the overall U.S. economy and is more resistant to economic cycles. The veterinary sector is as an attractive area to participate in the growth of the broader healthcare industry without reimbursement risk. Based on our best knowledge, U.S. consumers will spend an estimated $75 billion on pets this year—a number that leads to a CAGR of more than 5% over the five years (APPA). Vet Care constitutes about $19 billion of the market, while Therapeutics, a subsection of Vet Care, constitutes a smaller amount. However, we believe Therapeutics is poised to expand as pet care becomes more complex and companies launch new products for unmet needs. The growth in the U.S. companion animal market has been continuing to increase due to the increase in the number of pet-owning households.

The American Pet Products Association (APPA) 2017-2018 National Pet Owners Survey indicates U.S. pet ownership reached record levels in 2018. Specifically, 68% of all U.S. households owned a pet in 2018. That’s 84.6 million pet-owning households, up from 79.7 million in 2015 – a 3-year CAGR of approximately 2%. In 2018, dogs and cats were the most popular pet species, owned by 47% and 37% of U.S. households, respectively. APPA also reported that there were 89.7 million dogs (6-year CAGR of +2.3%) and 94.2 million cats (6-year CAGR of +1.4%) in the U.S. In comparison, the total U.S. human population had a +0.7% CAGR over the last eight years. APPA reported that 2% of U.S. households owned horses in 2018. According to the APPA the total number of horses owned by U.S. households increased to 7.6 million in 2018, a number consistent with the previous APPA report conducted two year earlier.

Osteoarthritis Market

Osteoarthritis, the most common inflammatory joint disease in both dogs and horses, is a progressive condition that is caused by a deterioration of joint cartilage. Over time, the joint cartilage deterioration creates joint stiffness from mechanical stress resulting in inflammation, pain and loss of range of motion, which may be referred to as lameness. Osteoarthritis joint stiffness and lameness worsens with time from gradual cartilage degeneration and an ongoing loss of protective cushion and lubricity (i.e., loss of slippery padding). As there is no cure for osteoarthritis, the various treatment methods are focused on managing the related symptoms of pain and inflammation. Veterinarians recommend several treatments depending on the severity of the disease, including a combination of rest, weight loss, physical rehabilitation, and a regimen of pain and anti-inflammatory drugs (NSAIDs). Non-steroidal anti-inflammatory drugs (NSAIDs) are used to alleviate the pain and inflammation caused by OA, but long-term NSAIDs cause gastric problems. Moreover, NSAIDs do not treat the cartilage degeneration issue to halt or slow progression of the OA condition.

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

89.7 million x 80% = 71.8 million x 20% with OA = 14.4 million dogs with OA in U.S.

Craig-Hallum’s July 22, 2013 institutional research report on Aratana Therapeutics estimates the U.S. dog osteoarthritis market at 16.6 million dogs. William Blair & Company, L.L.C. released a July 25, 2013 Equity Research report by Aratana Therapeutics that concluded that roughly 10% of dogs and cat suffer from osteoarthritis (89.7 million dogs x 10% = 9 million dogs with OA). Stifel issued a report on Aratana Therapeutics dated July 22, 2013 that estimated the osteoarthritis market to be 55% of dogs over the age of 10. This equates to a US market in 2014 of 7.1 million dogs with osteoarthritis.

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

As noted previously, the APPA reported the total number of horses owned by U.S. households was 7.6 million in 2018. A 2007 publication by Emily Kilby “The Demographics of the U.S. Equine Population” concludes the US horse population to be 9.5 million in 2006 with racehorses being 9% of that population or 846,000 horses. The article “The Occurrence and Causes of Lameness and Laminitis in the U.S. Horse Population” estimates that 17% of racehorses and 5.4% of the rest of the horse population go lame annually. Based on the above assumptions we calculate that there are approximately 500,000 new lame horses each year.

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

We plan to have our product distribution leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We intend to support and supplement this distribution channel with regional business development & training representatives. We plan to have our business development representatives provide product training to distribution representatives, veterinarians and other veterinary staff. In addition, we intend to have our representatives and veterinarian partners exhibit at key veterinary conferences as well as support ongoing case studies. All of these sales, distribution, marketing and education efforts will also be supported by both veterinarian and pet owner product education and treatment awareness campaigns that will be conducted utilizing a variety of digital media tools. The unique nature and the anticipated benefits provided by our initial Kush product are expected to generate significant consumer response.

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

Regenerative Characteristics

The particle devices for joint injections have been extensively studied for a broad range of applications including the treatment of wrinkles as dermal filler. Here is an overview of the pre-clinical and clinical studies completed for CosmetaLife, which is the name used for the particle device when it was used as a dermal filler.

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

CosmetaLife Particles

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

Particle Device Clinical Studies

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

A Food and Drug Administration (FDA) IDE approved pivotal human clinical trial began with CosmetaLife late in 2006. The clinical trial was a randomized, double-blind, parallel assignment, multi-center comparison of the safety and efficacy of CosmetaLife versus Restylane® (Control) for the correction of nasolabial folds. One hundred seventy-one patients were skin tested and 145 were treated at six trial sites. The number of study exits after treatment totaled four subjects. This clinical trial was reported and published at www.clinicaltrials.gov (NCT00414544).

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

CosmetaLife particles, shown in figure to the left, were photographed from a light microscope under high magnification and immersed in a saline solution to help disperse them for better viewing. These particles are approximately 100 microns in size (0.1 mm in diameter).

We use existing, scalable processes to reduce the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. We are working to scale the manufacturing process, to date making batches in up to 2.0-kilogram quantities to near GMP (Good Manufacturing Practices) standards.

Particles Safety Study

Patients injected with CosmetaLife were found to have no or mild inflammatory, irritation, or immunogenic responses. These results suggest the particles are biocompatible because it closely matches the skin structure, composition, and moisture content. The no-to-low immunogenic responses are attributed to the tight cross-linking of the CosmetaLife matrix, which prevents immunogenic progenitor cells from producing antibodies to the matrix.

In the clinical trial, the incidence of possible reaction to a skin test was 2.55 percent, with only one subject showing a reaction to a second test or 0.6%, (1 out of 171). We also have a study report by AppTec, Inc., our Contract Research Organization, that [CosmetaLife] did not produce an antibody response during the clinical trial further supporting our belief that it is safe to use.

CosmetaLife is composed of materials that approximately meet the Generally Regarded As Safe (GRAS) requirements of the FDA. CosmetaLife contains materials from certified bovine and porcine tissue sources that do not harbor prion disease or BSE. Additionally, steps in the manufacturing process have been validated for deactivating all viruses.

Extrusion force testing and the Clinical Trial usage both demonstrate the consistent and easy injection of CosmetaLife. Twenty-five month stability testing shows that CosmetaLife is stable at room temperature conditions. Moreover, CosmetaLife has been shown to be stable at 40 °C (104 °F) conditions for at least 3 months.

Competition

The development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology and specialty animal health medicines companies. As a result, there are, and likely will continue to be, extensive research and substantial financial resources invested in the discovery and development of new animal health medicines. Our potential competitors include large animal health companies, such as Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; NAH, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies, such as Kindred Bio, Aratana Therapeutics Inc. (recently acquired by Elanco), NextVet and VetDC that are developing products for use in the pet therapeutics market.

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

Pertaining to our Kush device (offered for veterinary use only), in the U.S., the FDA does not require submission of a 510(k), PMA, or any pre-market approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. The FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

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

We have incurred substantial losses since commencing our business. For our fiscal years ended March 31, 2019 and 2018, we lost approximately $4.76 million and $2.34 million, respectively, without obtaining any commercial revenues. And as of March 31, 2019, we had an accumulated deficit of approximately $52.51 million. In order to achieve and sustain future revenue growth, we must succeed in our current commercialization of our Kush product for treatment of companion animal osteoarthritis or find other methods of obtaining material cash flows. That will likely require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

Our auditors have expressed doubt about our ability to continue as a going concern.

The report of our independent registered accounting firm that audited our March 31, 2019 and 2018 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent primarily upon our continuing to raise sufficient working capital to support our operations until attaining profitability, which may never happen. If we are unable to raise capital from this offering, we may not be able to continue as a going concern.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

We have limited cash available to commercialize our Kush product and accordingly are dependent upon raising substantial funding from either private or public sale of our equity securities. If we are unable to obtain substantial financing in the near future, we will need to delay significantly or even discontinue our operations. We also most likely will require additional financing to develop additional new products or to expand into foreign markets.

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

We have had no material commercial operations, since our primary efforts and resources have been directed toward acquiring our technology to produce and sell proprietary products for the pet animal market. Our lack of an operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, especially considering the risks, expenses and difficulties frequently encountered in the establishment of a smaller reporting company. Our ability to operate our business successfully remains unknown and untested. If we cannot commercialize our products effectively, or are significantly delayed or limited in doing so, our business and operations will be harmed substantially, and we may even need to cease operations.

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

Our operations rely on various third-party vendors, and any loss of one or more of our key vendors may affect our financial position and results of operations adversely.

We will rely on third-party vendors or contractors to provide ingredients for and to possibly produce our Kush products. Any loss of one or more of these third-party contractors could disrupt our business adversely and cause a material negative effect on our operations.

Any loss of a third-party manufacturer or producer for any reason, or its inability to produce Kush product quantities on a timely basis to fulfill purchase orders from our customers, would harm our business and operations substantially. In any such event that requires us to seek and source another qualified third-party manufacturer, we most likely would encounter material delays and increased costs, which would affect our business adversely.

If we experience rapid commercial growth, we may not be able to manage such growth effectively.

Any rapid growth we may experience while commercializing our products could place significant new demands on our management and our operational and financial resources. Our organizational structure may become more complex as we add additional personnel, and we would likely require more financial and staff resources to support and continue our growth. If we are unable to manage our growth effectively, our business, financial condition and results of operations may be materially harmed.

We have a limited marketing and sales organization, and if our current marketing and sales personnel are insufficient or inadequate to support the current introduction of our Kush products, we may not be able to sell these products in quantities to become commercially successful.

We have a limited marketing and sales organization, and we have minimal prior experience in the marketing, sale and distribution of pet care products. There are significant risks involved in our building and managing an effective sales organization, including our ability to hire, adequately train, maintain and motivate qualified individuals, generate sufficient sales leads and other contacts, and establish effective product distribution channels. Any failure or substantial delay in the development of our internal and/or external sales, marketing and distribution capabilities would adversely impact our business and financial condition.

Our business will depend significantly on the sufficiency and effectiveness of our marketing and product promotional programs and incentives.

Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our products through internet, television and print advertising, social media, other digital marketing avenues and through trade promotions and other incentives to sustain and improve our competitive position in our market. Moreover, from time to time we may have to change our marketing strategies and spending allocations based on responses from our veterinarian customers and pet owners. If our marketing, advertising and trade promotions are not successful to create and sustain consistent revenue growth or fail to respond to marketing strategy changes in our industry, our business, financial condition and results of operations may be adversely affected.

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

The development and commercialization of pet care products is highly competitive, including significant competition from major pharmaceutical, biotechnology, and specialty animal health medical companies. Our competitors include Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi, S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health; Virbac Group; Ceva Animal Health; Vetaquinol; and Dechra Pharmaceuticals PLC. There also are several smaller stage animal health companies which have recently emerged in our industry and are developing pet therapeutics products, including Kindred Bio, Aratana Therapeutics (recently acquired by Elanco), Next Vet, and VetDC.

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

Although currently and for some time our efforts and financial resources will focus on successfully commercializing our patented Kush products, our future business strategy will identify future animal care products for licensing, acquiring or developing by us, and then commercializing them into a branded product portfolio along with our Kush products. Even if we successfully identify and license, produce from our proprietary technology, or acquire any such new products, we may still fail to commercialize them successfully due to various reasons including competitors offering alternative products which are more effective than ours, our discovery of third-party IP rights already covering the products, harmful side effects caused to animals by the products, inability to produce products in commercial quantities at an acceptable cost, or the products not being accepted by veterinarians and pet owners as being safe or effective. If we fail to successfully obtain and commercialize future new animal care products, our business and future prospects may be harmed substantially.

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

We do not conduct our target animal studies, but rather we rely on qualified and experienced third-party contractors to conduct these significant studies. Generally, we will have limited ability to control the amount of timing or resources that they will devote to our particular target animal studies. Although we must rely on these third parties to conduct our studies, we remain responsible for ensuring any of our target animal studies are conducted in compliance with protocols, regulations and standards set by industry regulatory authorities and commonly referred to as current good clinical practices (cGCPs) and good laboratory practices (GLPs). These required clinical and laboratory practices include many items regarding the conducting, monitoring, recording and reporting the results of target animal studies to ensure that the data and results of these studies are objective and scientifically credible and accurate.

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

Our officers and directors beneficially own or control approximately 55% of our outstanding shares of common stock, which represents concentrated ownership and control by our management, and could adversely affect the status and perception of our common stock. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock.

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

There has never been a consistent active trading market for our common stock. Our common stock currently trades over-the-counter on the OTCQB of OTC Markets Group, Inc. There is no assurance that the trading market for our common stock will become more active or liquid. Moreover, the trading price of our common stock has fluctuated substantially over the past few years, and there remains a significant risk that our common stock price may continue to fluctuate substantially in the future in response to various factors including any material variations in our periodic operating results, departures or additions of management or other key personnel, announcements of acquisitions, mergers, or new technology or patents, new product developments, significant litigation matters, gain or loss of significant customers, significant capital transactions, substantial sales of our common stock in our trading market, and general and specific market and economic conditions.

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

ITEM 2. PROPERTIES

Property held by us. As of March 31, 2019, we do not own any interests in real estate. We rent our Edina, Minnesota office in suburban Minneapolis under the provisions of a long-term lease.

Our Facilities. Our executive, administrative and operating offices are located at 5251 Edina Industrial Blvd., Edina, Minnesota 55439. In addition, the Company rents on a monthly basis a small production facility in White Bear Lake, Minnesota. We believe that our facilities are adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

During the fiscal years ended March 31, 2018 and 2019, our common stock was listed for quotation on the OTC Pink Sheets and OTCQB markets under the symbol “PETV.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Pink Sheets and OTCQB markets. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2017	$0.21	$0.21
September 30, 2017	$1.16	$1.15
December 31, 2017	$1.70	$1.55
March 31, 2018	$1.40	$1.15
June 30, 2018	$1.84	$0.94
September 30, 2018	$1.25	$0.58
December 31, 2018	$0.67	$0.23
March 31, 2019	$1.27	$0.30

Stockholders

The approximate number of stockholders of record at March 31, 2019 was 224. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended March 31, 2019 and to date, we issued an aggregate of 3,795,592 shares of unregistered common stock, shown quarter-by-quarter below.

During the first quarter ended June 30, 2018 there were issuances of 1,904,134 shares of common stock as follows:

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

v) 60,000 were issued for cash amounting to $60,000 pursuant to warrant agreements whereby they were exercised at $1.00 per share;

vi) 334,723 were issued for services valued at $599,500, 324,723 shares valued at $584,500 were issued to the Company’s President, John Lai, to replace shares given up to obtain financing in 2015, while 10,000 shares valued at $15,000 were issued to a service provider for business consulting services.

During the second quarter ended September 30, 2018 there were issuances of 334,879 shares of common stock as follows:

i) 27,093 were issued for services valued at $27,450 for services provided, 25,000 shares valued at $24,750 were issued for marketing services while 2,093 valued at $2,700 were issued for website consulting;

ii) 307,786 were issued for cash amounting to $153,893 pursuant to warrant agreements whereby they were exercised at $.50 per share.

During the third quarter ended December 31, 2018 there were issuances of 25,000 shares of common stock as follows:

i) 25,000 were issued for cash amounting to $12,500 pursuant to warrant agreements whereby they were exercised at $.50 per share.

During the fourth quarter ended March 31, 2019 there were issuances of 1,531,579 shares of common stock as follows:

i) 778,241 were issued for cash amounting to $233,472 pursuant to warrant agreements whereby they were exercised at $.30 per share;

ii) 753,338 were issued pursuant to note conversion agreements whereby principal and interest in the amounts of $220,000 and $6,001, respectively, were converted into common stock at a rate of $.30 per share.

Unregistered sales of our equity securities agreed upon, but not issued the year ended March 31, 2019 are recorded in common stock to be issued and are as follows:

i) 86,333 shares of common stock pursuant to a production services agreement with CytoMedical Design Group (CMDG) whereby CMDG is to manufacture Kush in exchange for 10,000 shares of common stock per month valued at $1.00 per share.

On June 7, 2017 the Company’s President, John Lai, entered into an escrow agreement with the Company’s former CEO, Wesley Hayne, whereby John transferred 1,250,000 shares valued at $370,000 of his personally-owned common stock into escrow to be issued to Wesley as incentive for performing the tasks of CEO. These shares were to be issued to Wesley ratably over a two-year period. This transaction was recorded in fiscal quarter four of the year ended March 31, 2018 as an expense on behalf of the company and recorded against Additional Paid in Capital. Upon termination of Wesley Hayne as CEO of PetVivo Holdings, Inc. and review of the aforementioned escrow agreement, it was determined that 600,000 shares of common stock were to return to treasury and a reduction of expense was accounted for during the year ended March 31, 2019.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

As of the date of this Annual Report, we have no compensation plans under which our equity securities were authorized for issuance.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2019, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in our forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

We are a smaller reporting company and have not generated any material revenue to date. We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We will require additional, substantial capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

RESULTS OF OPERATION

	For Fiscal Year Ended March 31, 2019	For Fiscal Year Ended March 31, 2018

Revenues	$0	$1,510

Total Cost of Sales	77,936	0

Total Operating Expenses	4,594,872	2,286,827

Total Other Income (Expense)	(84,950)	(52,021)

Net Loss	(4,757,758)	(2,337,338)

Net loss per share - basic and diluted	$(.23)	$(.14)

For Fiscal Year Ended March 31, 2019 Compared to Fiscal Year Ended March 31, 2018

Total Revenues. For fiscal year ended March 31, 2019, we earned $-0- in revenue compared to $1,510 earned in product sold during fiscal year ended March 31, 2018 (a decrease of $1,510).

These sales represented sample product sales, with no commercial sales.

Total Cost of Sales. For fiscal year ended March 31, 2019, we incurred $77,936 in expense compared to $-0- in fiscal year ended March 31, 2018. Cost of sales during the year ended March 31, 2019 was made up of a reserve for obsolete inventory taken based on an analysis of the expiration date of our Kush product, current product status being in a quarantine phase due to contamination that occurred in calendar year 2018, and lack of material sales that occurred when product was available.

Operating Expenses. Operating expenses for fiscal year ended March 31, 2019 were $4,594,872 compared to $2,286,827 for fiscal year ended March 31, 2018 (an increase of $2,308,045). For fiscal year ended March 31, 2019, our operating expenses consisted of: (i) $200,982 (2018: $118,940) in research and development, (ii) $38,348 in sales and marketing (2018: $-0-), (iii) $4,251,742 (2018: $2,167,887) in general and administrative and (iv) $103,800 in intangible impairment (2018: $-0-). The major differences in general and administrative expenses was the large increase in other general and administrative expenses mainly attributable to $861,592 in common stock issued to John Lai to replace shares he gave up into escrow, and $584,501 in common stock issued to John Lai to replace shares he gave up to secure funding in 2015. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for fiscal year ended March 31, 2019 was $4,672,808 compared to an operating loss of $2,337,338 for fiscal year ended March 31, 2018.

Other Income (Expense). Other Income (Expense) for fiscal year ended March 31, 2019 was ($84,950) (2018: ($52,021)). Other expenses consisted of: (i) gain on settlement of debt of $-0- (2018: $22,000) and (ii) interest expense of ($84,950) (2018: ($74,021)).

Net Loss before Taxes and Net Loss. Our net loss before taxes for fiscal year ended March 31, 2019 was ($4,757,758) or ($.23) as compared to ($2,337,338) or ($.14) for fiscal year ended March 31, 2018. Net loss generally increased primarily due to the following differences in fiscal year ended March 31, 2019: increased expense related to sales and marketing of $38,348, an increase in expense related to research and development of $82,042, an increase in Intangible impairment of $103,800,and an increase in general and administrative expenses of $2,083,855. The weighted average number of shares outstanding during fiscal year ended March 31, 2019 was 20,501,997 compared to 16,943,892 for fiscal year ended March 31, 2018.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2019

As of March 31, 2019, our current assets were $55,782 and our current liabilities were $1,535,966 which resulted in a working capital deficit of $1,480,184.

As of March 31, 2019, our current assets were comprised of: (i) $6,460 in cash and cash equivalents; (ii) $12,495 in inventory; (iii) $2,500 in employee advance; and (iv) $34,327 in prepaids. As of March 31, 2019, our total assets were $691,149 comprised of: (i) current assets of $55,782; (ii) $37,349 in property and equipment (valued at $149,802 less depreciation of $112,453); (iii) $8,201 in a security deposit; and (iv) $589,817 in trademark and patents – net.

As of March 31, 2019, our current liabilities were comprised of: (i) $854,990 in accounts payable and accrued expenses; (ii) $576,393 in accrued expenses – related party; (iii) $18,831 in notes payable and accrued interest; and (iv) $85,752 in notes payable and accrued interest – related party.

Stockholders’ equity decreased from $136,648 on March 31, 2018 to ($844,817) on March 31, 2019.

At the present time the Company does not have sufficient funds to continue initial commercial operations, scale manufacturing, and launch an in-depth sales and marketing campaign. The Company has entered into letters of intent with multiple independent distributors, but does not have a manufacturing facility, team, or consulting group currently capable of producing product. To effectively commercialize our products, the Company will need to raise substantial capital, which there is no assurance will happen. During the year ended March 31, 2019 the Company added several new independent board members and has enhanced its corporate governance through increased activity from its audit, compensation, and nominating and governance committees.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of a source of revenues. For the fiscal year ended March 31, 2019, net cash flows used in operating activities was ($736,445) (2018: ($575,248)). Net cash flows used in operating activities during fiscal year ended March 31, 2019 consisted primarily of a net loss of ($4,757,758) (2018: ($2,337,338)), which was primarily adjusted by: (i) ($177,600) of common stock returned to treasury from escrow (2018: $-0-); (ii) $1,446,093 in common stock issued to replace shares given up into escrow (2018: $-0-); (iii) $1,642,869 in stock-based compensation (2018: $862,261); and (iv) $646,921 (2018: $643,388) in depreciation and amortization. The increased stock-based compensation expenses including warrant and common stock issuances helped us to operate the business with minimal amounts of cash on hand at any given time during the year.

Net cash flows used in operating activities during fiscal year ended March 31, 2019 was also changed by a $182,482 (2018: $124,080) increase in accounts payable and accrued expenses.

Cash Flows from Investing Activities. For fiscal year ended March 31, 2019, net cash flows used by investing activities was ($103,807) (2018: ($62,919)) consisting of: (i) a $1,999 (2018: (10,200)) decrease in security deposit and other assets; (ii) ($27,119) (2018: ($19,179)) in purchases of equipment; (iii) ($78,687) (2018: ($33,540)) in patents and trademarks.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended March 31, 2019, net cash flows provided from financing activities was $609,377 (2018: $850,068) consisting of: (i) $399,865 (2018: $877,000) in common stock issued for cash; (ii) $215,000 in proceeds from notes payable, which was partially offset by ($50,482) (2018: $-0-) in repayments; and (iii) $70,000 in proceeds from notes payable – related parties, which was offset by ($25,006) (2018: ($7,861)) in repayments.

MATERIAL COMMITMENTS

Related Party Accrued Salaries and Accounts Payable

We are indebted to related parties. At March 31, 2019, we are obligated for current and former unpaid officer and director salaries and payables  and related payroll taxes payable of $576,393. This amount is included in accounts payable and accrued expenses – related parties.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2019 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital accumulated deficit, and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RECENTLY ISSUED ACCOUNTING STANDARDS

The following describes the recently issued accounting standards used in reporting our financial condition and results of operations. In some cases, accounting standards allow more than one alternative accounting method for reporting. In those cases, our reported results of operations would be different should we employ an alternative accounting method.

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The company adopted the guidance on April 1, 2018 and applied the cumulative catch-up transition method. There was no transition adjustment upon adoption of the new standard.

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

March 31, 2019 and 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PetVivo Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of PetVivo Holdings, Inc. (the Company) as of March 31, 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended March 31, 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2019 and the results of its operations and its cash flows for the year ended March 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company had a net loss and cash used from operations of approximately $4,758,000 and $736,000, respectfully, for the year ended of March 31, 2019 and a working capital deficit of approximately $1,408,000 as of March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2019.

Coconut Creek, Florida

July 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

and Stockholders of PetVivo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of PetVivo Holdings, Inc. (the Company) as of March 31, 2018 and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended March 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2018, and the results of its operations and its cash flows for the year ended March 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financials have been prepared assuming the Company will continue as a going concern. As of March 31, 2018, the Company had accumulated losses of approximately $47,748,000, has generated limited revenue, and may experiences losses in the near term. These factors and the need for additional financing in order for the Company to meet its business plan, raise substantial doubt about its ability to continue as a going concern. Management’s plan to continue as a going concern is also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Soles, Heyn & Company, LLP

Soles, Heyn & Company, LLP

We have been the Company’s auditor since

2015 West Palm Beach, Florida

August 13, 2018

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	March 31, 2018
Assets:
Current Assets
Cash and cash equivalents	$6,460	$237,335
Accounts receivable	-	163
Inventory	12,495	25,554
Employee advance	2,500	2,500
Prepaids	34,327	19,948
Security deposit	-	10,200
Total Current Assets	55,782	295,700

Property and Equipment:
Property & equipment	149,802	122,682
Less: accumulated depreciation	(112,453)	(104,111)
Total Fixed Assets	37,349	18,571

Other Assets:
Trademark and patents-net	589,817	1,253,510
Security deposit	8,201	-
Total Other Assets	598,018	1,253,510
Total Assets	$691,149	$1,567,781

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable & accrued expenses	$854,990	$767,970
Accrued expenses - related party	576,393	559,884
Notes payable and accrued interest	18,831	-
Notes payable and accrued interest - related party	85,752	103,279
Total Current Liabilities	1,535,966	1,431,133

Commitments and Contingencies (Note 12)

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at March 31, 2019 and March 31, 2018
Common stock, par value $0.001, 250,000,000 shares authorized, issued 22,074,667 and 18,279,075 shares outstanding at March 31, 2019 and March 31, 2018	22,074	18,279
Common stock to be issued	86,333	608,966
Additional Paid-In Capital	51,552,688	47,257,557
Accumulated Deficit	(52,505,912)	(47,748,154)
Total Stockholders’ Equity (Deficit)	(844,817)	136,648
Total Liabilities and Stockholders’ Equity (Deficit)	$691,149	$1,567,781

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	March 31, 2019	March 31, 2018

Revenues	$-	$1,510
Inventory Write-Down	77,936	-
Total Cost of Sales	77,936	-

Gross Profit	(77,936)	1,510

Operating Expenses:

Research and Development	200,982	118,940
Intangible impairment	103,800	-
Sales and Marketing	38,348	-

General and Administration:
Depreciation and Amortization	646,921	643,388
Other General and Administrative	3,604,821	1,524,499
Total General and Administration	4,251,742	2,167,887

Total Operating Expenses	4,594,872	2,286,827

Operating Loss	(4,672,808)	(2,285,317)

Other Income (Expense)
Gain on Settlement of Debt	-	22,000
Interest Expense	(84,950)	(74,021)
Total Other Income (Expense)	(84,850)	(52,021)

Net Loss before taxes	$(4,757,758)	$(2,337,338)

Income Tax Provision	-	-

Net Loss	(4,757,758)	(2,337,338)

Net Loss Per Share – Basic And Diluted	$(0.23)	$(0.14)

Weighted Average Common Shares Outstanding - Basic And Diluted	20,501,997	16,943,892

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

			Additional		Non-	Common
	Common Stock		Paid-in	Accumulated	controlling	Stock to be
	Shares	Amount	Capital	Deficit	Interest	Issued	Total
Balance March 31, 2017	9,321,306	$9,322	$30,567,761	$(45,410,816)	$14,303,559	$1,349,919	$819,745

Common stock issued	1,578,528	1,578	945,614	-	-	(1,289,919)	(342,727)
Common stock sold	1,620,000	1,620	565,380	-	-	310,000	877,000
Stock-based compensation	271,500	271	805,350	-	32,171	57,000	894,792
Stock granted for debt conversion	37,741	38	13,172	-	-	181,966	195,176
Inducement dividend from warrant exercise	-	-	30,000	-	-	-	30,000
Change in ownership in VIE	5,450,000	5,450	14,330,280	-	(14,335,730)	-	-
Net loss	-	-	-	(2,337,338)	-	-	(2,337,338)

Balance March 31, 2018	18,279,075	18,279	47,257,557	(47,748,154)	-	608,966	136,648

Common stock issued	1,005,287	1,005	607,961	-	-	(608,966)	-
Common stock returned	-	-	(177,600)	-	-	-	(177,600)
Common stock sold	1,111,026	1,111	398,754	-	-	-	399,865
Stock-based compensation	27,093	27	1,556,509	-	-	86,333	1,642,869
Stock granted for debt conversion	848,801	849	386,863	-	-	-	387,712
Common stock issued to replace shares to officer	803,385	803	1,445,290	-	-	-	1,446,093
Common stock issued by officer	-	-	77,354	-	-	-	77,354
Net loss	-	-	-	(4,757,758)	-	-	(4,757,758)

Balance March 31, 2019	22,074,667	$22,074	$51,552,688	$(52,505,912)	$-	$86,333	$(844,817)

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31, 2019	March 31, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(4,757,758)	$(2,337,338)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,642,869	862,621
Common stock issued to replace shares given up into escrow	1,446,093	-
Depreciation and amortization	646,921	643,388
Intangible impairment	103,800	-
Inventory write-down	77,936	-
Common stock issued by Officer on behalf of PetVivo	77,354	-
Beneficial conversion feature	66,248	-
Interest accrued on Notes Payable - related party	9,201	-
Interest accrued on Notes Payable	8,593	-
Write-off of accounts receivable	163	-
Inducement dividend from warrant exercise	-	30,000
Gain on debt settlement	-	(22,000)
Stock compensation adjustment	-	(342,727)
Stock issued for services	-	32,171
Common stock returned	(177,600)	-
Changes in Operating Assets and Liabilities
Increase in inventory	(64,877)	(25,554)
Increase in prepaid expense	(14,379)	(11,358)
Increase in employee advance	-	(2,500)
Increase in accrued expenses - related party	16,509	473,969
Increase in accounts payable and accrued expense	182,482	124,080
Net Cash Used In Operating Activities	(736,445)	(575,248)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease (increase) in security deposit and other assets	1,999	(10,200)
Purchase of equipment	(27,119)	(19,179)
Increase in patents and trademarks	(78,687)	(33,540)
Net Cash Used in Investing Activities	(103,807)	(62,919)

CASH FLOWS FROM FINANCING ACTIVITIES
Common stock issued for cash	399,865	877,000
Proceeds from Notes Payable	215,000	-
Repayments of Notes Payable and accrued interest	(50,482)	-
Proceeds from Notes Payable - related parties	70,000	-
Repayments of Notes Payable and accrued interest - related parties	(25,006)	(7,861)
Repayments of loans and line of credit	-	(19,071)
Net Cash Provided by Financing Activities	609,377	850,068

Net Increase (Decrease) in Cash	(230,875)	211,901
Cash at Beginning of Period	237,335	25,434
Cash at End of Period	$6,460	$237,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$20,181	$7,117
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Change in variable interest equity	$-	$14,335,730
Stock granted for debt conversion	$387,712	$195,176
Notes Payable interest converted into common stock	$4,280	$-
Notes Payable interest converted into common stock - related parties	$1,722	$-

The accompanying notes are an integral part of these consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2019

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

PetVivo Holdings, Inc. (the “Company”) was incorporated in Nevada under a former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in Minnesota PetVivo becoming a wholly-owned subsidiary of the Company.

In April 2017, the Company acquired another Minnesota corporation, Gel-Del Technologies, Inc., through a statutory merger, which is also a wholly-owned subsidiary of the Company.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

The accounting for the acquisition of Gel-Del Technologies, Inc. began with the Security Exchange Agreement on April 10, 2015 which was uncompleted, and as adjusted for completion pursuant to the Agreement and Plan of Merger effective April 10, 2017 (the “Merger”). To complete the Merger, the Company issued 5,450,000 shares valued at market at $0.40 per share, which equaled $2,180,000; please see Note 11 to the financial statements.

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

(D) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019, and March 31, 2018 the Company had no cash equivalents.

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

(G) Patents and Trademarks

The Company capitalizes direct costs for the maintenance and advancement of their patents and trademarks and amortizes these costs over the lesser of a useful life of 60 months or the life of the patent. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

(H) Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has 4,243,236 warrants outstanding as of March 31, 2019 with varying exercise prices ranging from $3.50 to $0.30 per share. The weighted average exercise price for these warrants is $0.50 per share. These warrants are antidilutive and have been excluded from the weighted average number of shares.

(I) Revenue Recognition

The Company will recognize revenue on arrangements in accordance with FASB ASC No. 606, “Revenue Recognition”. In all cases, revenue is recognized only when the price is fixed and determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured. Revenues are expected to consist of Kush product sales to veterinary clinics.

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

The Company’s financial instruments consist of accounts payable, accrued expenses, accrued expenses – related party, notes payable, and notes payable - related party. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2019 and March 31, 2018, due to the short-term nature of these instruments.

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2019 and March 31, 2018, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at March 31, 2019 and March 31, 2018.

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

(N) Inventory

Inventories are recorded in accordance with ASC 330 and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology and capitalize costs on a project basis as they occur. The current marketed shelf life of our Kush inventory is 2 years. However, management reserves the right to review and adjust this as appropriate.

(O) Recent Accounting Pronouncements

The FASB issued ASC 606 as guidance on the recognition of revenue from contracts with customers in May 2014 with amendments in 2015 and 2016. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented, or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company adopted the guidance on April 1, 2018 and applied the cumulative catchup transition method. The transition adjustment was not material.

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, an accounting standard update to improve non-employee share-based payment accounting. The accounting standard update more closely aligns the accounting for employee and non-employee share-based payments. The accounting standards update is effective as of the beginning of 2019 with early adoption permitted. We have elected to adopt this standard as of April 1, 2018, the beginning of our 2019 fiscal year, with the main reason for adoption being comparability between both employee and non-employee share-based payments. The adoption of this standard did not have any material effect on the Company’s financial statements or any component of stockholder’s equity.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company expects to recognize ROU assets and related obligations upon adoption of ASU 2016-02. The Company does not expect the adoption on this new standard to have any material effect upon the financial statements. At June 30, 2019, the Company expects to realize an operating lease right-of-use asset and a corresponding, equal and offsetting operating lease liability valued at approximately $96,801.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

P) Reclassification

As of March 31, 2019, the Company reclassified transactions relating to the fiscal years ended March 31, 2018 to conform to March 31, 2019 that are included in the statement of equity for presentation purposes as well as expense categories. The purpose of this reclassification within the statement of equity are included to summarize the activity that took place during the fiscal year for presentation purposes as well as changes in expense categories to separate out depreciation and amortization from other general and administrative expenses.

NOTE 2 – INVENTORY

On November 1, 2018 the Company and its independent contract quality control organization discovered a possible contamination in vials produced from lots #1, #2 and #3 of three separate lots that were included in inventory. No vials derived from lots #2 and #3 have been distributed to customers. No evidence of contamination of vials distributed from lot #1 has been identified to date. No adverse events arising from use of product from lot #1 have been reported to the Company. The identified lots and vials were produced by the Company’s former third-party contract manufacturer. On November 5, 2018 we issued a formal Notice of Product Quarantine and Product Monitoring Period whereby we asked for any unused vials to be quarantined while the Company’s scientific team and third-party contract testing organization coordinated and performed testing on lots #1 and #2, and analyzed the events leading to this situation.

A reserve of approximately $78,000 in inventory has been taken in relation to this event due to the lack of sales when product was available leading to substantial doubt in the Company’s ability to obtain material sales if the product gets cleared for release, the amount of time it has taken the Company to analyze whether release of product is appropriate leaving little time before the product’s expiration date arrives, and the level of uncertainty as it relates to how pervasive any unidentified contamination may be in existing units of Kush in lots #1 and #2. Approximately $10,000 in inventory has been written off in relation to additional third-party product testing of lot #1 and approximately $5,000 in relation to lot #2. We also wrote-down the entirety of lot #3 in the amount of $5,166, which was a work-in-process when contamination was discovered.

The $12,495 of Total Inventory is broken out as follows:

March 31, 2019
Finished Goods	$77,936
Reserve for Obsolete Inventory	(77,936)
Work in Process	-0-
Manufacturing Supplies	3,127
Raw Materials	9,368
Total Inventory	$12,495

NOTE 3 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	As of March 31
	2019	2018
Leasehold improvements	$4,602	$4,602
Furniture and office equipment	10,130	5,278
Production equipment	108,882	78,397
R&D equipment	26,188	34,405
Total, at cost	149,802	122,682
Accumulated depreciation	(112,453)	(104,111)
Total, net	$37,349	$18,571

During fiscal years 2019 and 2018, depreciation expense was $8,342 and $1,117, respectively.

NOTE 4 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	As of March 31
	2019	2018
Patents	$3,820,374	$3,845,847
Trademarks	22,829	22,469
Total, at cost	3,843,203	3,868,316
Accumulated Amortization	(3,253,386)	(2,614,806)
Total, net	$589,817	$1,253,510

During fiscal years 2019 and 2018, amortization expense was $638,579 and $642,271, respectively.  The Company performed an annual intangible impairment analysis as of March 31, 2019 and concluded that approximately $104,000 in patents needed to be impaired. We conducted this analysis pursuant to ASC 350 and ASC 360.

NOTE 5 - RELATED PARTY NOTES PAYABLE

At March 31, 2019, the Company is obligated for a related party note payable and accrued interest in the total amount of $85,752; the maturity date of this note is April 30, 2020. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

During the year ended March 31, 2019, the Company entered into bridge note agreements with related parties totaling $70,000 in principal. Upon entering into these bridge note agreements, the note-holders were issued one warrant for every $2.00 in principal loaned to the Company. These warrants were exercisable at $1.00 for a term of three years and vested immediately. Pursuant to ASC 470 the relative fair value of the warrants attributable to a discount on the debt was $15,677. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note along with the principal amount loaned to the Company; these notes were to mature in calendar Q1 of 2019. The entire $70,000 in principal and $1,722 in accrued interest was converted into 239,073 shares of common stock at a rate of $.30 per share pursuant to bridge note conversion agreements in December of 2018.

An additional $13,333 in equity issuance expense was recognized due to a beneficial conversion feature whereby $20,000 of the $70,000 in principal was converted at $.30 per share when the stock price on the date of the conversion agreement was $.50 per share.

Also, pursuant to the bridge note conversion agreements, for every $2.00 in outstanding balance converted into equity the note-holder received one warrant exercisable at $.30 per share through December 31, 2018; 35,861 of these warrants were issued. The entire balance remaining in debt discount of $15,677 was charged to interest expense upon conversion of these notes.

At March 31, 2018, the Company was obligated for related party notes payable and accrued interest in the total amount of $103,279. As of March 31, 2018, monthly payments were $1,000 per month, which increased to $3,100 when the Company reached total financing of $1,400,000 within a 24-month period subsequent to the note amendment’s inception; this occurred during the year ended March 31, 2019.

NOTE 6 – NOTES PAYABLE

At March 31, 2019 the Company is obligated for one note payable and accrued interest in the total amount of $18,831 and $-0-, respectively. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note and the issuance of a detachable warrant for purchase of half of the principal amount in shares exercisable at $1.00 per share for a 3-year term. All debt discount associated with the warrants issued in conjunction with this note was charged to interest expense as of the maturity date of the note in February of 2019. Upon maturity of the note we entered into a note amendment whereby instead of paying out the entire outstanding balance of principal and interest, we were to pay an initial installment of $5,000 and then monthly payments of $3,000 until the amended maturity date of September 30, 2019, at which time the entire outstanding balance will be paid.

During the year ended March 31, 2019 the Company entered into bridge note agreements with several bridge note holders in the principal amount of $215,000. There were 107,500 detachable warrants issued in conjunction with bridge notes entered into in the year ending March 31, 2019. Pursuant to ASC 470 the relative fair value of the warrants attributable to a discount on the debt is $49,880; this amount was amortized to interest expense on a straight-line basis over the term of the loans.

During the year ended March 31, 2019 and pursuant to bridge note conversion agreements, $150,000 in principal and $4,280 in accrued interest was converted into 514,264 shares of common stock at a rate of $.30 per share. Pursuant to the conversion of the notes, each note-holder who converted their note(s) received a warrant for purchase of half of the outstanding balance in shares exercisable at $.30 per share through December 31, 2018; 77,140 of these warrants were issued.

An additional $33,822 in equity issuance expense was recognized due to a beneficial conversion feature whereby $50,734 in principal and interest was converted at $.30 per share when the stock price on the date of the conversion agreement was $.50 per share.

During the year ended March 31, 2019, $46,169 in principal was repaid, and $4,313 in accrued interest was paid out.

Each of the warrants issued pursuant to conversion of these notes, if exercised, qualified for 1 additional share of common stock transferred from a founder of the Company for every 3 shares received through exercising of these warrants; 33,351 shares were transferred to these note-holders by a founder. During the year ended March 31, 2019 the entire total of $49,880 in debt discount has been relieved to interest expense due to amortization and the conversions.

At March 31, 2018 the Company had no outstanding notes payable.

During the year ended March 31, 2018 the Company repaid $45,088 in a bank credit line, while the remainder of $18,333 was forgiven.

During the year ended March 31, 2018 the Company repaid $16,524 in credit card debt, while the remainder of $3,667 was forgiven.

During the year ended March 31, 2018 the Company converted $66,230 in principal and accrued interest of a note payable into 96,614 shares of common stock at a rate of $.70 per share.

During the year ended March 31, 2018 the Company converted $13,209 in principal and accrued interest of two notes payable into 37,740 shares of common stock at a rate of $.35 per share.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2019, the Company is obligated to pay $854,990 in accounts payable and accrued expenses. Of the total, $524,273 is made up of accounts payable, while the $330,717 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes of approximately $58,124 and $-0- at March 31, 2019 and 2018, respectively.

At March 31, 2018, the Company was obligated to pay $767,970 in accounts payable and accrued expenses. Of the total, $526,001 was made up of accounts payable, while $241,969 was made up of past employee’s accrued salaries.

NOTE 8 – ACCRUED EXPENSES – RELATED PARTY

At March 31, 2019, the Company is obligated to pay $576,393 in accrued expenses due to related parties. Of the total, $89,186 is made up of accounts payable, while $487,207 is made up of accrued salaries and payroll taxes payable.

At March 31, 2018, the Company was obligated to pay $559,884 in accrued expenses due to related parties. Of the total, $89,820 was made up of accounts payable, while $470,064 was made up of accrued salaries.

NOTE 9 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $4,757,758 for the year ended March 31, 2019 and had net cash used in operating activities of $736,445 for the same period. Additionally, the Company has an accumulated deficit of $52,505,912 at March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 10 – COMMON STOCK AND WARRANTS

During the fiscal year ended March 31, 2018 the Company issued 8,957,769 shares of common stock. Equity transactions including common stock and warrants for purchase of the Company’s common stock during the fiscal year ended March 31, 2018 are as follows:

Common Stock Issued

The Company issued a total of 1,578,528 shares of common stock pursuant to agreements entered into in previous fiscal years. 1,418,528 shares were issued to executive officers to satisfy accrued salaries of $867,192 and 160,000 shares valued at $80,000 were issued to an officer for service provided.

Originally, pursuant to salary settlements entered into as of January 20, 2017, the Company planned to issue 2,100,128 shares for settlement of $1,209,919 in accrued salaries; this was made up of 2,600,128 shares granted and adjusted for (500,000) shares (“Escrow Shares”) that John Lai gave up into an escrow that he did not satisfy the conditions of and therefore the issuance of accrued salary settlement shares was netted with the shares he gave up into escrow, which were released to him.

However, on June 26, 2017, the Company entered into an accrued salary settlement amendment whereby the original $1,209,919 in accrued salary settlements was adjusted to $867,192, resulting in an adjustment of ($342,727). The amended settlements’ amount was in consideration of issuance of 1,368,220 shares; this was made up of 1,868,220 shares and adjusted for the (500,000) Escrow Shares described in this section Common Stock Issued section above. Pursuant to the accrued salary settlement amendment, John Lai is to return 50,308 shares of common stock as follows: (500,000) Escrow Shares, 449,692 shares granted pursuant to the accrued salary settlement amendment.

The Company also issued 160,000 shares to Wesley Hayne in consideration of his service as the former Chief Revenue Officer; this stock was valued at $.50 per share which was the market price on the date of the grant, March 1, 2017, and led to $80,000 in expense recorded on that date.

Common Stock Sold

The Company granted a total of 1,930,000 shares pursuant to warrant exercises and subscription agreements. 1,620,000 shares were issued to accredited investors for cash of $567,000; 250,000 shares were granted but not issued during the fiscal year ended March 31, 2018 to an accredited investor for cash of $250,000; 60,000 shares were granted but not issued during the fiscal year ended March 31, 2018 to an accredited investor for cash of $60,000.

Stock-Based Compensation

The Company issued 271,500 shares valued at $134,825 to third parties for their legal, marketing, and management consulting services incurred during the fiscal year ended March 31, 2018. The Company granted but did not issue 10,000 shares valued at $15,000 to a third party for their services for management consulting. The Company granted but did not issue 200,000 shares valued at $42,000 to the former CEO, Wesley Hayne, during the fiscal year ended March 31, 2018 pursuant to his service as the former CEO.

The Company also recognized $300,796 in expense related to warrant vesting that occurred during the fiscal year ended March 31, 2018 as follows:

i)	$35,714 in expense related to warrants issued pursuant to a conversion of a convertible note payable and accrued interest in the total amount of $22,786;
ii)	$8,251 in expense related to warrants issued pursuant to services provided by our patent attorney;
iii)	$68,000 in expense related to vesting of warrants issued to employees;
iv)	$60,987 in expense related to vesting of warrants issued to directors;
v)	$74,961 in expense related to vesting of warrants issued to officers;
vi)	$51,000 in expense related to vesting of warrants issued to advisors.

During the fiscal year ended March 31, 2018 John Lai, the Company’s President, entered into an escrow agreement with Wesley Hayne, the Company’s former CEO, whereby John escrowed 1,250,000 shares of common stock valued at $.296 to be issued to Wesley pursuant to the escrow agreement’s terms. Since the Company received benefit for the services that John paid for in stock, the Company recognized expense with an offset to additional paid in capital in the amount of $370,000 for this transaction.

Stock Granted for Debt Conversion

During the fiscal year ended March 31, 2018 the Company

i)	granted 37,741 shares of common stock pursuant to conversions of convertible notes in the total amount of $13,210;
ii)	granted but didn’t issue 425,287 shares of common stock pursuant to the conversion of two bridge notes with a total outstanding balance in principal and accrued interest of $181,966

Inducement Dividend from Warrant Exercise

During the fiscal year ended March 31, 2018 the Company induced one warrant holder into exercising their warrant to purchase 60,000 share of common stock by reducing the strike price from $1.50 per share to $1.00 per share; this resulted in $30,000 recorded to additional paid in capital.

Change in Ownership of Variable Interest Entity (“VIE”)

The Company granted and issued 5,450,000 shares valued at $0.40/share to shareholders of Gel-Del on a pro rata basis incident to our Gel-Del merger (See Note 11) for a total purchase price of $2,180,000.

Equity transactions including common stock and warrants for purchase of the Company’s common stock during the fiscal year ended March 31, 2019 are as follows:

Common Stock Issued

The Company issued a total of 1,005,287 shares of common stock during the fiscal year ended March 31, 2019 pursuant to agreements entered into in previous years as follows:

i)	425,287 shares pursuant to conversions of $181,966 in debt; $66,230 was converted into 94,614 shares at $.70 per share and $115,736 was converted into 330,673 shares at $.35 per share;
ii)	310,000 shares pursuant to subscription agreements for $310,000 in cash;
iii)	60,000 shares pursuant to a warrant exercise agreement for $60,000 in cash;
iv)	10,000 shares valued at $1.50 per share to a service provider for management consulting services rendered in the amount of $15,000;
v)	200,000 shares valued based on the stock price on the date of the issuance on June 7, 2017 at $.21 per share for total consideration of $42,000 to the Company’s former CEO, Wesley Hayne, for serving in that capacity.

Common Stock Returned

During the fiscal year ended March 31, 2018 the Company recognized $370,000 in expense for 1,250,000 shares valued at $.296 per share that were escrowed from John Lai to Wesley Hayne, both of which were our officers during that time. Pursuant to this escrow agreement Wesley Hayne vested and received 650,000 shares. During the fiscal year ended March 31, 2019 600,000 of these shares were returned to the Company’s treasury and a reduction of expense and corresponding reduction of additional paid in capital was recorded in the amount of ($177,600), which was based on the $.296 share price at the time of original valuation.

Common Stock Sold

During the fiscal year ended March 31, 2019, the Company

i)	issued 332,786 shares of common stock to several accredited investors in consideration of $166,393 in cash pursuant to warrant exercises;
ii)	issued 778,240 shares of common stock to several accredited investors in consideration of $233,472 in cash pursuant to discounted warrant exercise agreements whereby the company offered all warrant holders the option to exercise their warrants at $.30 per share and they would receive 1 share for every 3 shares received pursuant to the discounted warrant exercise agreement from John Lai, the President of the Company.

Stock-Based Compensation Granted

During the fiscal year ended March 31, 2019, the Company issued 27,093 shares of common stock to two service providers as follows:

i)	2,093 shares of common stock valued at $2,700 for website services;
ii)	25,000 shares of common stock valued at $24,750 for marketing services.

Also, stock-based compensation expense was recognized pursuant to several warrants’ vesting periods in the amount of $1,449,348 as follows:

i)	$99,882 in expense pursuant to vesting of warrants granted to service providers;
ii)	$258,031 in expense pursuant to vesting of warrants granted to advisors;
iii)	$780,181 in expense pursuant to vesting of warrants granted to directors;
iv)	$161,750 in expense pursuant to vesting of warrants granted to employees;
v)	$149,505 in expense pursuant to vesting of warrants granted to officers.

There were also several warrants granted in conjunction with bridge notes that were entered into during the fiscal year ended March 31, 2019 that led to recognition of $14,181 in stock-based compensation expense. Also, warrants granted in conjunction with these bridge notes led to the setup and subsequent amortization of a debt discount to interest expense in the amount of $65,557 with the offset recorded in additional paid in capital.

Finally, pursuant to a manufacturing and production agreement with CytoMedical Design Group (“CMDG”) the Company has granted but not issued CMDG 86,333 shares of common stock valued at $86,333 which has been recorded to general and administrative expense with an offset to stock to be issued.

Stock Granted for Debt Conversion

During the fiscal year ended March 31, 2019 the Company issued 95,462 shares of common stock to a third party to convert their accounts payable in the amount of $95,462. We also issued 753,339 shares of common stock pursuant to conversions of bridge notes with principal and accrued interest in the total amount of $226,002; some of these conversions took place on a date when the stock price was publicly-quoted at a price higher than that of the conversion price, which led to expense recognized due to these beneficial conversion features with an offset to additional paid in capital in the amount of $66,248.

Common Stock Issued to Replace Shares to Officer

During the fiscal year ended March 31, 2019, the Company issued 803,385 shares of common stock valued at $1,446,093 to John Lai, the Company’s President, to replace shares he had previously given up as follows:

i)	324,723 shares of common stock valued at $584,501; these shares were issued to replace 324,723 shares given to a third party by John Lai in order to secure funding in 2015; this transaction is included in Common stock issued to replace shares to officer on the statement of equity;
ii)	478,662 shares of common stock valued at $861,592; these shares were issued to virtually restore 500,000 shares of common stock John lost to escrow pursuant to its terms.

Common Stock Issued by Officer

During the fiscal year ended March 31, 2019, the Company recognized $77,354 in stock-based compensation expense with an offset to additional paid in capital pursuant to stock transfer agreements whereby John Lai transferred 1 share for every three shares warrant holders received pursuant to their discounted warrant exercises entered into in December of 2018 during our discounted warrant exercise offering.; this is explained more in the below section titled Warrant Grants.

Warrant Grants

During the fiscal year ended March 31, 2019 the Company granted warrants to purchase a total of 1,980,531 shares of common stock including:

i) warrants for 80,000 shares to two advisory board members for service, vested semi-annually over two years, and exercisable over a five-year term at $1.00/share and valued at $70,434;

ii) warrants for 230,000 shares to John Carruth, the Company’s Acting CFO, in consideration of his employment, vested quarterly over two years, with a strike price of $.30 per share and exercisable over a five-year term and valued at $69,072;

iii) warrants for 30,000 shares to a lawyer for general legal counsel, fully-vested and exercisable over a five-year term at $1.00/share valued at $52,818;

iv) warrants for 60,000 shares to various information technology service providers for IT services, vested as billed, exercisable over a five-year term, which are valued as earned and have not yet been earned;

v) warrants for 300,000 shares to three new Directors in consideration of their service, vested quarterly over two years, and exercisable over a five-year term at $1.00/share and valued at $259,920;

vi) warrants for 142,500 shares to several note holders pursuant to their bridge note agreements, vested immediately, and exercisable over a three-year term at $1.00/share and valued at $85,218;

vii) warrants for 113,031 shares to several note holders pursuant to their conversion of notes into equity, vested immediately, exercisable through December 31, 2018 at $.30/share and valued at $11,170;

viii) warrants for 1,025,000 shares to several board members, valued at $561,910, vested immediately, for a term of ten years with a strike price of $.30/share and a one-time protection against a reverse split whereby the strike price will not be adjusted upon combination of outstanding shares of stock, as follows:

i) Sheryll Grisewood	187,500
ii) David Merrill	187,500
iii) John Dolan	187,500
iv) David Deming	93,750
v) Peter Vezmar	93,750
vi) Joseph Jasper	93,750
vii) Robert Rudelius	87,500
viii) David Masters	46,875
ix) Randall Meyer	46,875

Also, during the year ended March 31, 2019 the Company reduced the strike price of 587,500 warrants for members of the board of directors to $.30 per share. They also reduced the strike price of 80,000 warrants to $.30 per share issued to John Carruth, the Acting CFO. Pursuant to ASC 718-20-35-3 the Company did not realize any additional expense associated with these reductions in strike price, as the change in fair value of these instruments was not in excess of the original instrument.

During the fiscal year ended March 31, 2019 the Company cancelled previous grants of warrants to purchase 100,000 shares of common stock including:

i) warrants for 60,000 shares from a service provider due to the termination of a contract pursuant to its terms that were valued at $102,000;

ii) warrants for 40,000 shares from a former advisory board member due to the termination of a contract that were valued at $68,000.

During December 2018 the Company offered its warrant-holders the option to exercise their warrants at a discounted rate of $.30 per share if exercised within 15 days of the offer date. Pursuant to this discounted warrant exercise agreement (“DWEA”), warrant-holders were entitled to 1 share issued by way of stock transfer from a founder of the Company for every 3 shares received pursuant to the DWEA. Several warrant-holders entered into such agreements whereby they received 678,187 shares of newly-issued common stock and 226,062 shares of common stock from John Lai, a founder of the Company, in exchange for $203,456 in cash.

During December 2018, the Company offered its note-holders the option to convert their notes and receive 1 warrant for every $2.00 in outstanding balance of principal and interest converted. There were 113,031 of these warrants issued; 12,977 expired on December 31, 2018 and the remaining 100,054 were exercised in exchange for $30,016 in cash. Pursuant to these exercised warrants, each warrant-holder received 1 share of common stock from a founder, John Lai; the total number of shares transferred by John Lai to these warrant-holders was 33,351 shares, which were valued at $11,759.

During the fiscal year ended March 31, 2018 the Company granted warrants to purchase a total of 3,413,459 shares of common stock including:

i) warrants for 353,459 shares to lenders converting outstanding debt to common stock, fully vested, and exercisable over a three-year term at $0.50/share;

ii) warrants for 340,000 shares to various service providers for operational consulting and professional advisory services, fully vested, and exercisable over a five-year term at $1.00/share valued at $238,000;

iii) warrants for 60,000 shares to a law firm for patent services, vested and valued when billed, and exercisable over a three-year term at $1.00/share;

iv) warrants for 110,000 shares to key employees as incentive grants, fully vested, and exercisable over a five-year term at $1.00/share valued at $187,000;

v) warrants for 1,500,000 shares to accredited investors who purchased units at $.35/unit in a private placement that were comprised of 1 share of common stock and 1 warrant for purchase of common stock, fully vested, and exercisable over a three-year term at $0.50/share;

vi) warrants with five-year terms for 300,000 shares to three independent directors (100,000 apiece) for their agreements to become a member of the Board of Directors, vesting quarterly over a two-year period, with 200,000 shares exercisable at $0.35/share and 100,000 shares exercisable at $1.00/share, which were valued at $263,260; and

vii) warrants for 750,000 shares to the President of the Company for past management services, vesting semi-annually over a two-year period, and each vested tranche is exercisable at $0.30/share for a two-year term from its vesting date; this grant was valued at $224,886.

A summary of warrant activity for fiscal years ending March 31, 2018 and 2019 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2017	133,250	2.00	133,250	2.00

Granted	3,413,459	.54

Exercised	60,000	1.50

Outstanding, March 31, 2018	3,486,709	.59	2,433,601	.57

Granted	1,980,531	.41

Exercised	1,111,027	.36

Expired	12,977	.30

Canceled	100,000	1.00

Outstanding, March 31, 2019	4,243,236	.50	3,372,261	.49

At March 31, 2019, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	3,552,486	.35	1.24	2,949,986	.37

.51-1.00	577,500	1.00	6.48	327,500	1.00

1.01-3.50	113,250	2.35	2.19	94,775	2.52

Total	4,243,236	.50	4.35	3,372,261	.49

It is expected that the Company will recognize expense after March 31, 2019 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of March 31, 2019 in the amount of approximately $495,000.

The Company granted warrants during the fiscal years ended March 31, 2018 and 2019 based on the following ranges:

	Fiscal Year Ended March 31,
	2019	2018
Stock price on valuation date	$.24 - $1.80	$.30 - $1.70
Exercise price	$.30 - $1.50	$.30 - $1.00
Term (years)	.003 - 10	2 - 5
Weighted-average volatility*	238%	584%
Risk-free rate	1.4% - 2.4%	1.0% - 1.4%

*Weighted-average volatility disclosed as opposed to a range

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the table below. Because the Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed in the table below. Implied volatilities are based on historical volatility of the Company’s stock. No reserve is taken for warrants granted that we estimate will not vest as there is not enough historical data to come to a reasonable estimation of the same. The risk-free rate for periods within the contractual lives of the warrants is based on the 13-week U.S. Treasury bill rates in effect at the time of grants.

For the years ended March 31, 2019 and 2018, the total stock-based compensation on all instruments was $2,988,716 and $552,065, respectively.

NOTE 11 – MERGER AGREEMENT WITH GEL-DEL

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

Pursuant to the Merger, we issued a total of 5,450,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each outstanding common share of Gel-Del being converted into 0.798 common share of our Company; Gel-Del did not have any outstanding options, warrants, convertible debt, or other rights convertible into equity. The 5,450,000 shares represented approximately 30% of our total post-merger outstanding common shares and were valued at the closing price of our common shares on the effective date of the Merger of $0.40 per share, resulting in total consideration of $2,180,000. Incident to completion of the Merger, we recorded an impairment loss of approximately $14,700,000 including $13,407,693 in goodwill and approximately $1,292,307 in patents and trademarks, in order to account for the decline in our initial valuation of Gel-Del. In accordance with authoritative guidance, the non-controlling interest associated with Gel-Del was reclassified to additional paid-in capital, including the difference between the non-controlling interest and the consideration paid.

NOTE 12 – LEASE AND COMMITMENTS

During the three months ended March 31, 2018 the Company entered into a lease with a 90-day notice clause for 500 square feet of manufacturing and office space in Rochester, MN. On July 2nd, 2018 the Company gave its manufacturing contractor in Rochester, MN a 90-day notice to cancel the lease and agreement; the financial impact of this cannot be fully measured. Subsequently, the Company entered into a 1-year agreement with a 60-day notice clause for 1,000 square feet of manufacturing and office space in White Bear Lake, MN.

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. Future minimum rental commitments are as follows:

Year Ended March 31,
2020	$24,932
2021	24,932
2022	24,932
2023	24,932
2024	8,311
Total	$108,039

During the years ended March 31, 2019 and 2018 the Company had $69,758 and $22,172, respectively in total lease expenses.

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc. was the lessee until the lease’s termination in 2017, the Company owes approximately $330,000 to the lessor as of the balance sheet date; this amount is included in accounts payable.

NOTE 13 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2019 and 2018:

	2019	2018
Net operating loss carryforwards:
Federal	$(3,801,404)	$(2,897,981)
State	(1,773,989)	(1,352,391)
Total net operating loss carryforwards	(5,575,393)	(4,250,372)
Total deferred tax assets	(5,575,393)	(4,250,372)
Valuation allowance	5,575,393	4,250,372
Net deferred tax assets	$–	$–

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

At March 31, 2019 and 2018, respectively, the Company had net operating loss carryforwards of approximately $18,100,000 and $13,800,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $5,580,000 and $4,250,000 as of March 31, 2019 and 2018, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2019 and 2018 was approximately $1,325,021 and ($1,685,083), respectively. The net operating loss carryforwards, if not utilized, will begin to expire in 2021 for federal and Minnesota purposes.

Of the approximately $18,100,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at March 31, 2019, 2018 is as follows:

	2019	2018
Expected tax at 21% and 9.8%	$(5,575,393)	$(4,250,372)
Valuation allowance	5,575,393	4,250,372
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2016 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 14 – SUBSEQUENT EVENTS

On June 3, 2019, shareholders owning a majority of our outstanding common stock approved the Election to our Board of Directors of the following ten persons to serve as directors of PetVivo Holdings, Inc. until their successors are elected and shall qualify: David B. Masters, John F. Dolan, Randall A. Meyer, James R. Martin, John Lai, Robert Rudelius, Scott M. Johnson, Joseph Jasper, David Deming, and Gregory D. Cash.

On the date of the written action the Company had 22,074,667 shares of voting common stock issued and outstanding. The consenting stockholders who approved these written actions own an aggregate of 14,486,591 shares of common stock, which represents approximately 65.6% of the voting rights associated with the Company’s outstanding shares of common stock. Each shareholder is entitled to one vote per share of common stock.

Each of the three newly-elected directors received a warrant for purchase of 100,000 shares of PetVivo common stock at $.30 per share, 50,000 vested immediately and 50,000 vested quarterly during the second year from the date of the warrant, exercisable for a term of 5 years.

On July 11, 2019, the Board of Directors voted to elect Gregory Cash as the Chairman of the Board, John Lai as the CEO, John Carruth as the CFO, and John Dolan as the Executive Director and Secretary. The Board elected the following individuals to be the sole members of the Company’s Nominating and Governance committee: John Dolan, Robert Rudelius, Joseph Jasper. The Board elected the following individuals to be the sole members of the Company’s Audit committee: James Martin, Joseph Jasper, David Deming. The Board elected the following individuals to be the sole members of the Company’s Compensation committee: Randall Meyer, Robert Rudelius, David Deming, Scott Johnson.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 24, 2017, the Company retained Soles, Heyn & Company, LLP, as its principal independent registered public accounting firm. This changed engagement was necessary due to the recent merger of our former registered public accounting firm, Patrick D. Heyn, CPA, P.A. with Soles, Heyn & Company, LLP.

On June 27, 2019, the Company retained Assurance Dimensions, LLP, as its principal independent registered public accounting firm. This changed engagement was necessary due to the recent acquisition by Assurance Dimensions, LLP of the book of SEC clients of our former public accounting firm, Soles, Heyn & Company, LLP. During the Company’s two most recent fiscal years and to the date of this report, the Company has not consulted with Assurance Dimensions, LLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements and neither a written report was provided to the Company or oral advice was provided to the Company that Assurance Dimensions, LLP, concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a disagreement and required to be reported under Item 304(a) (1)(iv) of Regulation S-K and the related instructions thereto. Item 401(a) is not applicable since there was no resignation or dismissal of the registrant’s certifying accountant involved in this acquisition of assets.

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

Management’s annual report on internal control over financial reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2019, our internal control over financial reporting was not effective due to certain material weaknesses including:

●	Deficiencies in Segregation of Duties. Lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel;

●	Lack of segregation of the board of directors’ and management’s roles and responsibilities;

●	Deficiencies in the staffing of our financial accounting department. The number of our qualified accounting personnel with experience in public company SEC reporting and GAAP is limited; and

●	Limited checks and balances in processing cash and other transactions.

The existence of the material weaknesses in our internal control over financial reporting increases the risks that our financial statements may be misleading materially or even need to be restated. We are committed to improving our financial and oversight organization and procedures. During the past fiscal year, we added three independent directors who have taken roles in our recently established compensation and nominating and governance committees, and we added a fulltime experienced CFO who is now responsible for helping to develop and implement our financial controls and procedures appropriate for the stage in which the Company is in.

Changes in internal control over financial reporting

There have been no changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until their successors have been elected and qualify. Our executive officers are appointed by and serve at the discretion of our board of directors. The following table includes the names, ages and positions held by our executive officers and directors as of March 31, 2019:

Name	Age	Management and/or Director Positions
John Lai	56	President, Director
John Carruth	30	Acting Chief Financial Officer
David E. Merrill	72	Co-Chair Director
Sheryll Grisewood	67	Co-Chair Director
Robert Rudelius	64	Director
Peter Vezmar	62	Director
David B. Masters, Ph.D.	61	Director
David Deming	60	Director
Randall A. Meyer	55	Director
Joseph Jasper	55	Director
John F. Dolan	54	Director

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

John Carruth. Mr. Carruth has spent several years in the accounting field with continually-progressing responsibilities. His areas of expertise include internal controls over financial reporting, SEC reporting, and GAAP compliance. He holds three degrees in accounting, including a Master of Accountancy degree from the University of Minnesota (2016) where the coursework surrounded navigating the SEC, SOX and the Dodd Frank Act. He has been employed at Merrill Corporation, where he worked on SEC reporting; at Prime Therapeutics, where he worked on special projects; and most recently at Supervalu focusing on GAAP compliance and emerging and special projects.

Sheryll Grisewood. Ms. Grisewood is a Chartered Financial Analyst (CFA), with over 35 years of securities industry experience in a broad range of investment banking, advisory and research-related activities while participating in over 85 major transactions for life science and medical device companies involving various public offerings, other private equity transactions, M&A and technology licensing. Most recently, Ms. Grisewood served for over five years as a Director, Chair of the Audit Committee and a member of the Compensation Committee of TapImmune Inc., (now Marker Therapeutics, Inc.) a NASDAQ-listed public company which is a leader in the development of cancer vaccine and cell-based immunotherapies, where she continues as a Special Consultant to the Audit Committee. Ms. Grisewood is also the co-founder and Director of Mobitech Regenerative Medicine, a private medical device company and former Board member and co-founder of BRTI Lifesciences, Inc., a private research tools company and a former Board member of Conception Technologies, Inc., a private women’s fertility diagnostic company.

From December 2012 to June 2017, Ms. Grisewood was associated with Dawson James Securities, Inc., first as Managing Director of Corporate Finance and later as Managing Partner, Life Science Research. For a 12-year period prior to Dawson James, she led Lifesciences investment banking practices for two New York investment banks and was an independent strategic advisor for various life science companies.

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

David Deming. Mr. Deming has been a director since September 2017. Mr. Deming is Director of Business Development and Investor Relations at BCCM Advisors, LLC. BCCM Advisors is a Minneapolis-based Hedge Fund Management firm. He was previously a Partner at Asymmetric Capital Management LLC, which provides money and investment management services to its clients, serving as its Director of Business Development from October 2016 to September 2018. From January 1997 to October 2016, Mr. Deming was Partner, Chief Operating Officer and Director of Business Development of Arbor Capital Management LLC, an investment banking and money management firm. Mr. Deming’s past service as a senior executive officer of institutional asset management firms and other commercial enterprises, in addition to his compliance, business development and management advisory services, are material factors regarding his qualifications to serve on our Board of Directors.

Robert Rudelius. Mr. Rudelius is the CEO and Managing Director of Noble Ventures, LLC, a company he founded in 2001 that provides advisory and consulting services to early and mid-stage companies in the information technology, communications, medical technology and social e-commerce industries. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder, Chairman and CEO of Media DVX, Inc., a start-up business that provided a satellite-based, IP-multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks and cable television operators throughout North America.

From April 1998 to April 1999, Mr. Rudelius was the President and COO of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and re-positioned the software company as a professional technology services company, resulting in the successful sale of the company to British Telecom. From October 1995 through April 1998, Mr. Rudelius was the founding Managing Partner of AT&T; Solution’s Media, Entertainment &; Communications industry group.

From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey &; Company’s Information, Technology and Systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen &; Co. where he was a leader in the firm’s financial accounting systems consulting practice. Mr. Rudelius has served as a member of the Axogen, Inc. (AXGN) Board of Directors since September 2010, where he is chairman of the audit committee and a member of the compensation committee.

Joseph Jasper. Mr. Jasper is a Chartered Financial Analyst (CFA) who since 2005 has been Chief Executive Officer of Vermillion Capital Management, an institutional investment firm. From 2002 to 2005, Mr. Jasper was Managing Director and Director of Fixed Income Strategy and Marketing for Piper Jaffray Company. Prior to 2002, he spent 20 years managing, structuring and selling fixed income and equity securities at several leading investment banking firms, including U.S. Bancorp Libra and UBS PaineWebber.

Mr. Jasper also serves as Vice Chairman of the Board of Directors of MicroNet, Inc. and as a director of GroundCloud, Inc. both privately-held companies. He has previously served as a director or principal advisor to many operating and venture-stage companies across a broad range of industries. Mr. Jasper received a MBA degree from the University of St. Thomas, where he also has served as its Adjunct Professor of Finance.

There are no family relationships between any of our executive officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors, and stockholders owning more than ten percent of our common stock, to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of such reports.

Delinquent Section 16(a) Reports

Based solely on our review of Form 3, 4, and 5’s, the following is a list of such persons who have failed to file such reports on a timely basis for the fiscal year ended March 31, 2019: John Lai, 1 report(s) he failed to file covering 1 transaction(s); John Carruth, 2 late report(s) he failed to file timely covering 2 transaction(s); David Merrill, 1 late report(s) he failed to file timely covering 1 transaction(s); Peter Vezmar, 1 late report(s) he failed to file timely covering 1 transaction(s); David Deming, 1 late report(s) he failed to file timely covering 1 transaction(s); David Masters, 1 report(s) he failed to file covering 1 transaction(s); John Dolan, 1 late report(s) he failed to file timely covering 1 transaction(s); Randy Meyer, 1 late report(s) he failed to file timely covering 1 transaction(s); Sheryll Grisewood, 2 late report(s) she failed to file timely covering 2 transaction(s); Robert Rudelius, 3 late report(s) he failed to file timely covering 16 transaction(s); Joseph Jasper, 2 late report(s) he failed to file timely covering 2 transaction(s); Wesley Hayne, 1 report(s) he failed to file covering 1 transaction(s).

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

Committees of the Board of Directors

We have an Audit Committee, Nominating and Governance Committee, and a Compensation Committee. As of March 31, 2019 our Audit Committee consisted of three independent directors who are David Deming, Peter Vezmar and David Merrill, with Mr. Vezmar considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. Our Nominating and Governance Committee consisted of three independent directors who are Sheryll Grisewood, Joseph Jasper, and Robert Rudelius. Our Compensation Committee consisted of two independent directors who are David Deming and David Merrill.

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

Director Compensation

Directors who are also executive officers do not receive any compensation regarding their role as a director. We currently have no formal policy for non-executive director compensation. Each of our current six independent directors has received warrants to purchase 100,000 shares of our common stock, vesting quarterly over a two-year period, and exercisable over a five-year term at a strike price of $.30 per share.

Our non-executive-officer directors received a total of 1,025,000 warrants during the fiscal year ended March 31, 2019; the overview of these warrants is included in Note 10 of our financial statements included herein.

The following table provides information paid to our independent directors for their services as members of our board of directors for our fiscal year ended March 31, 2019:

Name of director	Fees paid in cash ($)	Stock awards ($)	Warrant awards ($)(1)	All other compensation ($)	Total ($)
Peter Vezmar	—	—	51,394	—	49,130
David Deming	—	—	51,394	—	49,130
David E. Merrill	—	—	102,788	—	169,000
Sheryll Grisewood	2,000	—	189,429	—	191,429
Joseph Jasper	—	—	138,034	—	138,034
Robert Rudelius	—	—	134,608	—	134,608

(1) The amounts in the “Warrant awards” column represent the grant date fair value of the warrants granted to directors during fiscal year 2019, computed in accordance with ASC Topic 718.

DESCRIPTION OF SECURITIES

Our authorized capital is 250,000,000 shares of common stock and 20,000,000 shares of preferred stock, both of par value of $.001 per share. At March 31, 2019, there were 22,074,667 shares of our common stock outstanding and no shares of our preferred stock outstanding.

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

Preferred Stock

We have no outstanding or designated preferred stock, and currently have no plans to issue or designate any preferred stock. Without further stockholder approval, however, our board of directors may issue preferred stock in one or more series from time to time, and fix or alter the designations, relative rights, priorities, preferences, qualifications, limitations and restrictions of preferred shares of each series. Different series of preferred stock may differ with respect to voting rights, dividend rates, conversion rights, redemption provisions, amounts payable on liquidation, sinking fund provisions and other material matters. Our board of directors may authorize the issuance of preferred stock which ranks senior to our common stock for the payment of dividends and the distribution of assets on liquidation or which limits the payment of dividends on our common stock while preferred stock is outstanding.

Warrants and Options

We currently have outstanding stock purchase warrants to purchase an aggregate of 4,243,236 shares of our common stock at exercise prices ranging from $0.30 to $3.50 per share with a weighted average price of $0.50 per share, and having expiration dates ranging from June 2020 to January 2029.

We currently have no outstanding stock options.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended March 31, 2019 and 2018.

During the year ended March 31, 2019 John Lai received $60,000 in salary compensation, $35,000 of this was received in cash while the remaining amount was accrued; John Carruth received $72,775 in salary, all of which was received in cash, $10,000 in a bonus which was received in cash, and $148,247 in warrant awards; John Dolan received $102,788 in warrant awards; David Masters received $25,697 in warrant awards; Randall Meyer received $25,697 in warrant awards; Wesley Hayne received $67,355 in salary of which $32,355 was received in cash and the remaining amount was accrued, he also did not receive 600,000 shares valued at $177,600 held in escrow pending his employment on certain dates that were subsequently returned to the company treasury.

During the year ended March 31, 2018 John Lai received $51,000 in salary, of which $15,000 was received in cash and the remaining amount was accrued; John Carruth was not employed with the Company; John Dolan received $48,750 in salary, of which all was accrued; David Masters received $74,395 in salary, of which all was accrued; Randall Meyer received $68,750 in salary, of which all was accrued; Wesley Hayne received $94,500 in salary, of which $39,500 was received in cash and the remaining amount was accrued.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)	Total ($)
John Lai, President	2019	60,000	0	0	0	0	60,000
and Director	2018	51,000	0	0	74,961	0	125,961

John Carruth, Acting CFO	2019	72,775	10,000	0	148,247	0	231,022
	2018	0	0	0	0	0	0

John F. Dolan, Former CFO	2019	0	0	0	102,788	0	102,788
and Director	2018	48,750	0	0	0	0	48,750

David Masters, Former CTO	2019	0	0	0	25,697	0	25,697
and Director	2018	74,395	0	0	0	3,534	77,929

Randall Meyer, Former CFO	2019	0	0	0	25,697	0	25,697
and Director	2018	68,750	0	0	0	11,508	80,258

Wesley Hayne, Former CEO	2019	67,355	0	(177,600)	0	0	(110,245)
and Former Director	2018	94,500	10,850	429,200	0	0	534,550

OUTSTANDING EQUITY AWARDS

As of March 31, 2019, the following named executive officers had the following unexercised options, stock that has not vested, and equity incentive plan awards: John Lai has a warrant for 750,000 common shares; John Carruth has warrants for 230,000 common shares. See Item 13.

STOCK OPTIONS/SAR GRANTS. No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2019.

LONG-TERM INCENTIVE PLANS.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2019 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owners, Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	John Lai	3,039,380 shares, (2) President and Director	12.61%

Common Stock	John Carruth	117,500 shares (3) Acting CFO	0.49%

Common Stock	John F. Dolan	1,975,237 shares (4) Director	8.19%

Common Stock	David B. Masters	4,958,641 shares (5) Director	20.57%

Common Stock	Randall A. Meyer	1,768,638 shares (6) Director	7.34%

Common Stock	David E. Merrill	292,500 shares (7) Director	1.21%

Common Stock	Peter Vezmar	168,750 shares (8) Director	0.70%

Common Stock	David Deming	184,750 shares (9) Director	0.77%

Common Stock	Sherry Grisewood	225,000 shares (10) Director	0.93%

Common Stock	Joseph Jasper	131,250 shares (11) Director	0.54%

Common Stock	Robert Rudelius	662,334 shares (12) Director	2.49%

Common Stock	All directors and named executive officers as a group 11 persons)	13,523,980 shares	56.11%

Common Stock	Stanley Cruden	1,694,800 shares (13) Beneficial Owner	7.03%

Common Stock	Total directors, officers, and beneficial owners	15,218,780 shares	63.14%

(1)	Percentage of beneficial ownership of our common stock is based on 22,074,667 shares of common stock outstanding as of March 31, 2019 and 2,030,000 warrants held by officers and directors that are exercisable or will become exercisable within 60 days from the date of the table that are deemed beneficially owned by their holders.
(2)	Includes 2,476,880 shares owned by him and 562,500 shares vested pursuant to stock warrants.
(3)	Includes 0 shares owned by him and 117,500 shares vested pursuant to stock warrants.
(4)	Includes 1,787,737 shares owned by him and 187,500 shares vested pursuant to stock warrants.
(5)	Includes 4,911,766 shares owned by him and 46,875 shares vested pursuant to stock warrants.
(6)	Includes 1,721,763 shares owned by him and 46,875 shares vested pursuant to stock warrants.
(7)	Includes 30,000 shares owned by him and 262,500 shares vested pursuant to stock warrants.
(8)	Includes 0 shares owned by him and 168,750 shares vested pursuant to stock warrants.
(9)	Includes 16,000 shares beneficially owned by him and 168,750 shares vested pursuant to stock warrants.
(10)	Includes 0 shares owned by him and 225,000 shares vested pursuant to stock warrants.
(11)	Includes 0 shares owned by him and 131,250 shares vested pursuant to stock warrants.
(12)	Includes 549,834 shares owned by him and 112,500 shares vested pursuant to stock warrants.
(13)	Includes 1,694,800 shares owned by him and 0 shares vested pursuant to stock warrants.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which provide that shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or become exercisable within 60 days of the date of the table are deemed beneficially owned by their holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

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

In June 2017, we granted John Lai, a director and our current President, a warrant to purchase 750,000 shares of our common stock vesting quarterly over a two-year period, and each quarterly vested portion is exercisable at $.30 per share for a three-year term from their respective vesting dates.

In May 2018, our Board of Directors approved and we issued John Lai 803,385 shares of our common stock, including 324,723 to replace shares he had surrendered to a lender in 2016 to obtain past significant financing, and 478,662 shares to restore escrowed shares subject to an escrowed agreement, provided that Mr. Lai still satisfies certain financing terms contained in the escrow agreement.

In July 2017 we entered into an employment agreement with Wesley Hayne, a director and our Chief Executive Officer, and incident thereto we issued 200,000 shares of our common stock to Mr. Hayne. Concurrent with this transaction, John Lai transferred 1,250,000 common shares of his personal ownership of our common stock into escrow to be released pursuant to vesting terms to Mr. Hayne as an inducement for Mr. Hayne to serve as our Chief Executive Officer. All 1,250,000 shares were escrowed to be received by Mr. Hayne ratably during his two-year employment service. The material terms of Mr. Hayne’s employment are set forth in his employment agreement filed as Exhibit 10.21 hereto and is incorporated by reference. Prior to being employed as our Chief Executive Officer, Mr. Hayne served as our Chief Revenue Officer and received 160,000 shares of our common stock incident to assuming that position in March 2017.

During September-November 2017, we granted warrants with five-year terms to our three independent directors to purchase a total of 300,000 shares of common stock vesting quarterly over a two-year-period, including 100,000 shares apiece for David Deming and Peter Vezmar exercisable at $.35 per share and 100,000 shares for David Merrill exercisable at $1.00 per share.

In January 2019, we reduced the strike price of all outstanding director and officer warrants from their original strike price to $.30 per share. Concurrently, we also issued 1,025,000 warrants with a ten-year term to 9 of our directors, exercisable at $.30 per share, with one-time protection against a reverse split as follows:

i) Sheryll Grisewood	187,500
ii) David Merrill	187,500
iii) John Dolan	187,500
iv) David Deming	93,750
v) Peter Vezmar	93,750
vi) Joseph Jasper	93,750
vii) Robert Rudelius	87,500
viii) David Masters	46,875
ix) Randall Meyer	46,875

During April 2018, we issued 80,000 warrants with a strike price of $1.00 and a term of five years to our Acting CFO, John Carruth. In January 2019, we issued 150,000 warrants to him with a $.30 strike price and a term of five years.

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

Our notes payable and accrued interest – related party as of March 31, 2019 contain a total of $85,752 of notes payable and accrued interest owed to David Masters.

Our accrued expenses – related party as of March 31, 2019 of $576,393 are comprised of accrued salaries and their related payroll taxes payable of $487,207 and accounts payable of $89,186.

Director Independence

Six of our directors are deemed independent, who are Messrs. Vezmar, Deming, Merrill, Jasper, Rudelius and Ms. Grisewood.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2019 and 2018 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $38,365 and $28,000, respectively. Assurance Dimensions provided services for the year ended March 31, 2019 while Soles Heyn & Co. provided services for the year ended March 31, 2018 and services related to the 10-Q filings for the periods ended June 30, 2018, September 30, 2018, and December 31, 2018.

Audit-Related Fees

For the fiscal years ended March 31, 2019 and 2018, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2019 and 2018, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1		3.1	4/18/2011
3.2	Certificate of Amendment to Articles of Incorporation		S-1		3.2	4/18/2011
3.3	Certificate of Amendment to Articles of Incorporation		8-K		3.1.1	3/10/2014
3.4	Certificate of Amendment to Articles of Incorporation		8-K		3.1.1	4/7/2014
3.5	Bylaws		S-1		3.3	4/18/2011
3.6	Revised Bylaws of PetVivo Holdings, Inc. dated September 15, 2017		8-K		3.5	9/19/2017
10.1	Letter of Intent between Technologies Scan Corp. and 6285431 Canada Inc. dated September 5, 2012		8-K		10.1	9/11/2012
10.2	Rescission Agreement between Technologies Scan Corp. and 6285431 Canada Inc. dated April 12, 2013		8-K		10.1	8/18/2013
10.3	Letter of Intent between Technologies Scan Corp. and Social Geek Media Inc. dated April 6, 2013		8-K		10.1	5/6/2013
10.4	Memorandum of Amendment between Technologies Scan Corp. and Social Geek Media Inc. dated May 17, 2013		8-K		10.1	5/21/2013
10.5	12% Convertible Debenture of $100,000 between Technologies Scan Corp. and 6287182 Canada Inc.		8-K		10.1	8/16/2013
10.6	12% Convertible Debenture of $100,000 between Technologies Scan Corp. and Brevets Futek MSM Ltee.		8-K		10.2	8/16/2013
10.7	Rescission Agreement dated November 9, 2013 among Social Geek Meda Inc., Patrick Aube and Technologies Scan Corp.		8-K		10.1	11/13/2013
10.8	Letter of Intent dated December 16, 2013 between FedTech Services Inc. and Technologies Scan Corp.		8-K		10.1	12/13/2014
10.9	Term Sheet between Technologies Scan Corp. and PetVivo Inc. dated February 10, 2014		8-K		10.1	2/13/2014
10.10	Settlement Agreement dated February 2, 2014 between Technologies Scan Corp. and Ghislaine St.-Hilaire		8-K		10.1	2/24/2014
10.11	Securities Exchange Agreement among Technologies Scan Corp., PetVivo Inc. and shareholders of PetVivo Inc. dated March 21, 2014		8-K		10.1	3/13/2014
10.12	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and 9165-5643 Quebec Inc.		8-K		10.1	3/21/2014

10.13	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Elden Brochu		8-K	10.3	3/21/2014
10.14	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Gina Drouin		8-K	10.4	3/21/2014
10.15	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Christian Fontaine		8-K	10.5	3/21/2014
10.16	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Ferme Semen Inc.		8-K	10.6	3/21/2014
10.17	Term Sheet dated June 2, 2014 between Technologies Scan Corp. and Gel-Del Technologies Inc.		8-K	10.1	6/2/2014
10.18	Terminated Stock Purchase Agreement dated November 21, 2014 between PetVivo Holdings Inc. and Gel-Del Technologies Inc.		8-K	10.1	11/21/2014
10.19	Agreement and Plan of Merger dated March 20, 2017 among PetVivo Holdings, Inc., PetVivo Holdings NewCo, Inc., and Gel-Del Technologies Inc.		8-K	2.1	3/27/2017
10.20	Securities Purchase Agreement dated February 11, 2015 between PetVivo Holdings Inc. and Gemini Master Fund Ltd.		10-Q	10.20	9/18/2017
10.21	Wesley Hayne Employment Agreement		8-K	10.21	3/27/2017
10.22	Entry Into a Material Definitive Agreement dated August 14th, 2018 among CytoMedical Design Group and PetVivo Holdings, Inc.		8-K	1.01	8/20/2018
10.23	List of Significant Subsidiaries of PetVivo Holdings, Inc.	X
16.1	Letter from KBL LLP dated May 24, 2013		8-K	16.1	5/28/2013
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

July 31, 2019	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

July 31, 2019	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of the Registrant as of March 31, 2019.

By:	/s/ John Lai	July 31, 2019
John Lai
CEO, President and Director
(Principal Executive Officer)

/s/ John Dolan	July 31, 2019
John Dolan
Secretary and Director

/s/ Randall Meyer	July 31, 2019
Randall Meyer
Director

/s/ Robert Rudelius	July 31, 2019
Robert Rudelius
Director

/s/ David Deming	July 31, 2019
David Deming
Director

/s/ Joseph Jasper	July 31, 2019
Joseph Jasper
Director

