Form 10-Q
period 2019-06-30
PetVivo Holdings, Inc.
filed 2019-08-19
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2019
Common Stock, $0.001	22,074,667

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2019

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2019 (Unaudited)	March 31, 2019

Assets:
Current Assets
Cash and cash equivalents	$65,641	$6,460
Accounts receivable	450	-
Inventory	12,495	12,495
Employee advance	2,500	2,500
Investments - equity securities receivable	1,500	-
Prepaid expenses	45,484	34,327
Total Current Assets	128,070	55,782

Property and Equipment:
Property and equipment	148,798	149,802
Less: accumulated depreciation	(118,430)	(112,453)
Total Property and Equipment	30,368	37,349

Other Assets:
Trademark and patents-net	472,468	589,817
Operating lease right-of-use	99,199	-
Security deposit	8,201	8,201
Total Other Assets	579,868	598,018
Total Assets	$738,306	$691,149

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$849,668	$854,990
Accrued expenses - related party	578,098	576,393
Operating lease liability	22,652	-
Notes payable and accrued interest	10,303	18,831
Notes payable and accrued interest - related party	75,941	85,752
Total Current Liabilities	1,536,662	1,535,966

Other Liabilities:
Convertible notes payable	280,000	-
Operating lease liability	76,547	-
Total Other Liabilities	356,547	-
Total Liabilities	$1,893,209	$1,535,966

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at June 30, 2019 and March 31, 2019, respectively
Common stock, par value $0.001, 250,000,000 shares authorized 22,074,667 and 22,074,667 shares outstanding at June 30, 2019 and March 31, 2019, respectively	22,074	22,074
Common stock to be issued	120,000	86,333
Additional Paid-In Capital	51,709,822	51,552,688
Accumulated Deficit	(53,006,799)	(52,505,912)
Total Stockholders’ Deficit	(1,154,903)	(844,817)
Total Liabilities and Stockholders’ Deficit	$738,306	$691,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2019	2018

Revenues	$-	$-

Cost of Sales	-	-

Gross Profit	-	-

Operating Expenses:

Sales and Marketing	2,796	-

General and Administrative:
Depreciation and Amortization	144,090	161,119
Other General and Administrative	346,835	1,935,969
Total General and Administration	490,925	2,097,088

Total Operating Expenses	493,721	2,097,088

Operating Loss	$(493,721)	$(2,097,088)

Other Income (Expense)
Gain on Sale of Asset	450	-
Interest Expense	(7,616)	(2,497)
Total Other Expense	(7,166)	(2,497)

Net Loss before taxes	$(500,887)	$(2,099,585)

Income Tax Provision	-	-

Net Loss	(500,887)	(2,099,585)

Net Loss Per Share:
Basic and Diluted	$(0.02)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic and Diluted	22,074,667	19,584,396

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	22,074,667	$22,074	$51,552,688	$(52,505,912)	$86,333	$(844,817)
Stock-based compensation	-	-	157,134	-	33,667	190,801
Net loss	-	-	-	(500,887)	-	(500,887)
Balance at June 30, 2019	22,074,667	$22,074	$51,709,822	$(53,006,799)	$120,000	$(1,154,903)

Three Months Ended June 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2018	18,279,075	$18,279	$47,257,557	$(47,748,154)	$608,966	$136,648
Common stock issued	1,005,287	1,005	607,961	-	(608,966)	-
Common stock issued to replace shares to officer	803,385	804	1,445,289	-	-	1,446,093
Stock-based compensation	-	-	279,313	-	2,700	282,013
Stock granted for debt conversion	95,462	95	95,367	-	-	95,462
Common stock sold	-	-	-	-	93,892	93,892
Net loss	-	-	-	(2,099,585)	-	(2,099,585)
Balance at June 30, 2018	20,183,209	$20,183	$49,685,487	$(49,847,739)	$96,592	$(45,477)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2019	June 30, 2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(500,887)	$(2,099,585)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Stock-based compensation	190,801	1,823,567
Depreciation and amortization	144,090	161,119
Interest accrued on Convertible Notes Payable	5,362	-
Interest accrued on Notes Payable - related party	1,590	-
Interest accrued on Notes Payable	471	-
Gain on sale of asset	(450)	-
Changes in Operating Assets and Liabilities
Increase in inventory	-	(78,730)
Increase in prepaid expenses and employee advances	(11,157)	(6,547)
Decrease in advances and receivables	-	163
Decrease in accounts payable and accrued expense	(5,322)	(49,774)
Increase of accrued expenses - related party	1,705	5,182
Net Cash Used In Operating Activities	(173,797)	(244,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in security deposit	-	1,999
Increase in investments - equity securities receivable	(1,500)	-
Purchase of equipment	-	(23,181)
Increase in patents and trademarks	(19,760)	(32,612)
Net Cash Used in Investing Activities	(21,260)	(53,794)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sale	-	93,893
Proceeds from convertible notes	280,000	-
Repayments of convertible notes	(5,362)	-
Repayments of notes payable	(9,000)	-
Repayments of notes payable - related party	(11,400)	-
Decrease in notes payable and accrued interest	-	(503)
Net Cash Provided by Financing Activities	254,238	93,390

Net Increase (Decrease) in Cash	59,181	(205,009)
Cash at Beginning of Period	6,460	237,335
Cash at End of Period	$65,641	$32,326

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$7,676	$2,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2019

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

The Company is in the business of production, marketing and distribution of medical devices and biomaterials for the treatment of afflictions and diseases in animals, initially for dogs and horses. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

(B) Basis of Presentation

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

Although these interim financial statements at June 30, 2019 and for the three months ended June 30, 2019 and 2018 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended March 31, 2020 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2019, included in our annual report on Form 10-K filed with the SEC.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019, the Company had $65,641 in cash and no cash equivalents. At March 31, 2019, the Company had $6,460 in cash and no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2019, cash did not exceed the FDIC uninsured balances and management believes the Company is not exposed to any significant credit risk on cash.

(G) Property & Equipment

Property and equipment are recorded at cost less accumulated depreciation. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after taking into account their respective estimated residual values) over the asset’s estimated useful life of (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures.

(H) Patents and Trademarks

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

(I) Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has 4,370,736 warrants outstanding as of June 30, 2019 with varying exercise prices ranging from $3.50 to $.30/share. The weighted average exercise price for these warrants is $.48/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company has 4,243,236 warrants outstanding as of March 31, 2019 with varying exercise prices ranging from $3.50 to $.30/share. The weighted average exercise price for these warrants is $.50/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company uses the guidance in ASC 260 to determine if-converted loss per share detailed in Note 14. ASC 260 states that convertible securities should be considered exercised at the later date of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be antidilutive.

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

The Company’s financial instruments consist of investments – equity securities receivable, notes payable and accrued interest, notes payable and accrued interest - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2019 and March 31, 2019, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company measured its investments – equity securities receivable at fair value at June 30, 2019, see Note 5 to the financial statements included in this Form 10-Q.

The Company had no assets and liabilities measured at fair value on a recurring basis at March 31, 2019.

(M) Stock-Based Compensation - Non-Employees

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

(N) Income Taxes

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

The Company accounts for income taxes under Accounting Standards Codification (ASC) Topic 740.

As required by ASC Topic 740, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company applied ASC Topic 740 to all tax positions for which the statute of limitations remained open. As a result of the implementation of ASC Topic 740, the Company did not recognize any change in the liability for unrecognized tax benefits.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

(O) Inventory

Inventories are recorded in accordance with ASC 330 and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology and capitalize costs on a project basis as they occur. The current marketed shelf life of our Kush inventory is 2 years. However, management reserves the right to review and adjust this as appropriate.

(P) Recently Issued and Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted ASU 2016-02 on April 1, 2019.

In January 2016, the FASB issued ASU No. 2016-01 Financial Instruments (Subtopic 825) to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information. The amendments in this Update affect all entities that hold financial assets or owe financial liabilities. The amendments are meant to improve financial reporting by providing relevant information about an entity’s equity investments and reducing the number of items that are recognized in other comprehensive income since this Update requires equity securities to be measured at fair value with changes in the fair value recognized through net income. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted ASU 2016-01 on April 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15 Statement of Cashflows (Topic 230) to reduce diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments in this Update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230. This Update addresses eight specific cash flow issues and their presentations in the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted ASU 2016-15 on April 1, 2018.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $500,887 for the three-month period ended June 30, 2019 and had net cash used in operating activities of $173,797 for the same period. Additionally, the Company has an accumulated deficit of $53,006,799 and working capital deficit of $1,408,592 at June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 3 – INVENTORY

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

As of March 31, 2019, a reserve of approximately $67,000 in inventory has been taken in relation to this event due to the lack of sales when product was available leading to substantial doubt in the Company’s ability to obtain material sales if the product gets cleared for release, the amount of time it has taken the Company to analyze whether release of product is appropriate leaving little time before the product’s expiration date arrives, and the level of uncertainty as it relates to how pervasive any unidentified contamination may be in existing units of Kush in lots #1 and #2. Approximately $20,000 in inventory has been written off in relation to additional third-party product testing of lot #1 and approximately $5,000 in relation to lot #2. We also wrote-down the entirety of lot #3 in the amount of $5,166, which was a work-in-process when contamination was discovered.

Total Inventory is broken out as follows:

	June 30, 2019	March 31, 2019
Finished Goods	$67,310	$77,936
Reserve for Obsolete Inventory	(67,310)	(77,936)
Work in Process	-0-	-0-
Manufacturing Supplies	3,127	3,127
Raw Materials	9,368	9,368
Total Inventory	$12,495	$12,495

NOTE 4 – LEASE AND COMMITMENTS

Rent expense for the three months ended June 30, 2019 and 2018 was $14,546 and $14,607, respectively.

On July 2nd, 2018 the Company gave its manufacturing contractor in Rochester, MN a 90-day notice to cancel the lease and agreement under which the Company was renting manufacturing and office space; the financial impact of this cannot be fully measured. Subsequently, the Company entered into an one-year agreement on July 13, 2018 with a 60-day notice of termination clause for 1,000 square feet of manufacturing and office space in White Bear Lake, MN.

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2019:

Year Ended March 31,
2020	$18,702
2021	24,936
2022	24,936
2023	24,936
2024	10,390
$103,900

In compliance with ASC 842 the Company adopted new guidance in relation to lease accounting on April 1, 2019 whereby we recognized operating lease right-to-use assets and corresponding and equal operating lease liabilities. The planned future base rent lease payments total $103,900, which has been discounted to $101,269 using a the 52-week treasury bill coupon equivalent discount rate of 2.18% and a present value model. The Company only had one operating lease so that the weighted average remaining lease term and weighted average discount rate are approximately 4.2 years and 2.18%, respectively.

June 30, 2019
Present value of future base rent lease payments	$101,269
Base rent payments included in prepaid expenses	(2,070)
Present value of future base rent lease payments – net	99,199

As of June 30, 2019, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

June 30, 2019
Operating lease right-of-use current asset	$-
Operating lease right-of-use other asset	99,199
Total operating lease assets	99,199

Operating lease current liability	22,652
Operating lease other liability	76,547
Total operating lease liabilities	$99,199

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until the lease’s termination in 2017, the Company owes approximately $330,000 to the lessor as of the balance sheet date; this amount is included in accounts payable.

NOTE 5 – INVESTMENTS – EQUITY SECURITIES

On June 28, 2019, the Company entered into a purchase agreement with a third-party to purchase 1,500,000 shares of Emerald Organic Products, Inc. (OTC Pink: “EMOR”) common stock for consideration of $1,500. The Company applied guidance from ASU No. 2016-01 Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities and ASC 820 to arrive at a fair value at June 30, 2019 of $1,500. The Company took into account many factors when determining the stock’s fair value including, but not limited to, the nature and duration of the restriction on the stock, the extent to which potential buyers would be limited by the restriction, and qualitative and quantitative factors specific to both the instrument and the issuer.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	June 30, 2019	March 31, 2019
Leasehold improvements	$4,602	$4,602
Furniture and office equipment	10,130	10,130
Production equipment	108,882	108,882
R&D equipment	25,184	26,188
Total, at cost	148,798	149,802
Accumulated depreciation	(118,430)	(112,453)
Total, net	$30,368	$37,349

During the three months ended June 30, 2019 and 2018, depreciation expense was $6,981 and $1,652, respectively.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	June 30, 2019	March 31, 2019
Patents	$3,838,865	$3,820,374
Trademarks	24,098	22,829
Total, at cost	3,862,963	3,843,203
Accumulated Amortization	(3,390,495)	(3,253,386)
Total, net	$472,468	$589,817

During the three-month periods ended June 30, 2019 and 2018, amortization expense was $137,109 and $159,467, respectively.

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE

At June 30, 2019, the Company is obligated for several convertible notes payable in the total amount of $280,000. The Company entered into these convertible notes during the quarter ended June 30, 2019. All of these convertible notes mature during the quarter ended June 30, 2021, two years from their inception dates. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash; during the quarter ended June 30, 2019, the Company paid out $5,362 in accrued interest to these convertible note holders. These convertible notes automatically convert into shares of common stock at a rate of $.65 per share at the earlier of the maturity date or an uplift to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $.78 at the time of the uplift. The convertible note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $.65 per share.

At June 30, 2019 the Company is obligated for one note payable and accrued interest in the total amount of $10,303. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note and the issuance of a detachable warrant for purchase of half of the principal amount in shares exercisable at $1.00 per share for a 3-year term. All debt discount associated with the warrants issued in conjunction with this note was charged to interest expense as of the maturity date of the note in February of 2019. Upon maturity of the note we entered into a note amendment whereby instead of paying out the entire outstanding balance of principal and interest, we were to pay an initial installment of $5,000 and then monthly payments of $3,000 until the amended maturity date of September 30, 2019.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

At June 30, 2019 and March 31, 2019 the Company was obligated for a related party note payable and accrued interest in the total amount of $75,941 and $85,752, respectively; the maturity date of this note is April 30, 2020. The related party note payable terms are accrual of interest at 8% annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2019 and March 31, 2019, the Company is obligated to pay $849,668 and $854,990, respectively, in accounts payable and accrued expenses. Of the total at June 30, 2019 of $849,668, $523,377 is made up of accounts payable, while the $326,291 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. Of the total at March 31, 2019 of $854,990, $524,273 is made up of accounts payable, while the $330,717 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes of approximately $23,057 and $21,482 at June 30, 2019 and March 31, 2019, respectively.

NOTE 11 – ACCRUED EXPENSES – RELATED PARTY

At June 30, 2019, the Company is obligated to pay $578,098 in accrued expenses due to related parties. Of the total, $76,918 is made up of accounts payable, while $501,180 is made up of accrued salaries and payroll taxes payable.

At March 31, 2019, the Company was obligated to pay $576,393 in accrued expenses due to related parties. Of the total, $89,186 is made up of accounts payable, while $487,207 is made up of accrued salaries and payroll taxes payable.

NOTE 12 - COMMON STOCK AND WARRANTS

Common Stock

During the three-month period ended June 30, 2019 the Company did not issue any common stock.

Warrants

During the three-month period ended June 30, 2019, the Company granted warrants to purchase a total of 300,000 shares of common stock including:

i) warrants for 300,000 shares, valued at $119,954 using the Black-Scholes model, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 150,000 vested immediately and 150,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.30/share.

A summary of warrant activity for the year ending March 31, 2019 and three-month period ending June 30, 2019 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2018	3,486,709	.59	2,433,601	.57

Granted	1,980,531	.41

Exercised	1,111,027	.36

Expired	12,977	.30

Canceled	100,000	1.00

Outstanding, March 31, 2019	4,243,236	.50	3,372,261	.49

Granted	300,000	.30

Cancelled	172,500	.54

Outstanding, June 30, 2019	4,370,736	.48	3,831,986	.47

At June 30, 2019, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	3,739,986	.35	4.36	3,391,236	.36

.51-1.00	517,500	1.00	3.39	327,500	1.00

1.01-3.50	113,250	2.35	2.08	113,250	2.35

Total	4,370,736	.48	4.19	3,831,986	.47

For the three-month periods ended June 30, 2019 and 2018, the total stock-based compensation on all instruments was $157,134 and $279,311, respectively. It is expected that the Company will recognize expense after June 30, 2019 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of June 30, 2019 in the amount of approximately $488,000.

NOTE 13 – INCOME TAXES

The following table presents the net deferred tax assets as of June 30, 2019 and March 31, 2019:

	June 30, 2019	March 31, 2019
Net operating loss carryforwards:
Federal	$(3,906,591)	$(3,801,404)
State	(1,823,076)	(1,773,989)
Total net operating loss carryforwards	(5,729,666)	(5,575,393)
Total deferred tax assets	(5,729,666)	(5,575,393)
Valuation allowance	5,729,666	5,575,393
Net deferred tax assets	$–	$–

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

At June 30, 2019 and March 31, 2019, respectively, the Company had net operating loss carryforwards of approximately $18,600,000 and $18,100,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $5,730,000 and $5,580,000 as of June 30, 2019 and March 31, 2019, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The net operating loss carryforwards, if not utilized, will begin to expire in 2021 for federal and Minnesota purposes.

Of the approximately $18,600,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at June 30, 2019 and 2018 is as follows:

	2019	2018
Expected tax at 21% and 9.8%	$(5,729,666)	$(5,477,233)
Valuation allowance	5,729,666	5,477,233
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2019 and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2016 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 14 – LOSS PER SHARE

At June 30, 2019, the Company had $280,000 in convertible notes outstanding that mature in our fiscal quarter ended June 30, 2021; see Note 8 to these financial statements for more information on these convertible notes. If converted, the $280,000 in outstanding convertible notes would convert into 430,769 shares of common stock at a rate of $.65 per share. At June 30, 2019 our if-converted weighted average number of shares outstanding was 22,347,532. Our if-converted loss per share remains consistent with our actual loss per share at ($.02).

NOTE 15 – SUBSEQUENT EVENTS

On July 31, 2019, the Company entered into an exclusive license agreement with Emerald Organic Products, Inc. (“Emerald”) whereby PetVivo granted an exclusive license to Emerald to use PetVivo’s proprietary Technology in the formulation, manufacture and sale of Emerald’s nutritional supplements including its hemp-based CBD wellness products.

The Technology of PetVivo licensed to Emerald under the Agreement includes Patents and Know-how involved with protein-based active agent delivery systems and related carrier formulations for utilization in human nutritional supplement applications.

The Company’s CEO and President, John Lai, owns approximately 3% of Emerald’s outstanding common stock. The Company’s Secretary, John Dolan, owns approximately 2% of Emerald’s outstanding common stock.

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

Gel-Del Technologies Inc.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices in Edina, Minnesota, and was founded in 1999 by Dr. David B. Masters. Dr. Masters developed Gel-Del’s proprietary biomaterials that simulate a body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing their technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a phase II clinical trial using their novel thermoplastic biomaterial as dermal filler for human cosmetic applications. Gel-Del’s core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body’s tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

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

CURRENT BUSINESS OPERATIONS

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the $19 billion US veterinary care market that has grown at a CAGR of 4.8% over the past five years according to the American Pet Products Association. Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals. Also, the role of pets in the family has greatly evolved in recent years. Many pet owners consider their pets an important member of the family. They are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

We intend to leverage investments already expended in the development of human therapeutics to commercialize treatments for pets in a capital and time-efficient way. A key component of this strategy is the accelerated timeline to revenues for veterinary medical devices, which enter the market earlier than the more-stringently regulated veterinary pharmaceuticals or human therapeutics.

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

Results of Operations for the Three Months Ended June 30, 2019 and 2018

Revenue – Revenue was $-0- for both three-month periods ended June 30, 2019 and June 30, 2018.

Cost of Sales – Cost of sales was $-0- for both three-month periods ended June 30, 2019 and June 30, 2018.

Gross Profit – Gross profit was $-0- for both three-months periods ended June 30, 2019 and June 30, 2018.

Operating Expenses – Operating expenses for the three months ended June 30, 2019 were $493,721 compared to $2,097,088 for the three months ended June 30, 2018; the decrease of $1,603,367 was due primarily to common stock issuances to John Lai during the three months ended June 30, 2018 and the corresponding $1,446,093 in expense recognized pursuant to those transactions. Sales and marketing expenses increased from $-0- to $2,796 in the three-month periods ended June 30, 2018 and 2019, respectively. The majority of our operating expenses in both of these quarters were general and administrative expenses. During the three-month period ended June 30, 2019, operating expenses were primarily made up of $144,090 in depreciation and amortization and $190,801 in stock-based compensation. During the three-month period ended June 30, 2018, operating expenses were primarily made up of $161,119 in depreciation and amortization and approximately $1,700,000 in stock-based compensation.

Other Income (Expense) – Other Income (Expense) for the three months ended June 30, 2019 of ($7,166) is primarily due to interest accrued on outstanding notes payable, notes payable – related party, and convertible notes payable; this is partially offset by a $450 gain on sale of asset that was fully depreciated at the time of the sale. Other Income (Expense) for the three months ended June 30, 2018 of ($2,497) is made up of interest accrued on outstanding notes payable – related party.

Net Loss before Taxes and Net Loss – Our net loss for the three months ended June 30, 2019 was ($500,887), or ($.02) per share, compared to ($2,099,585), or ($.11) per share, for the three months ended June 30, 2018. The decreased loss of ($1,598,698) was attributable primarily to common stock issuances to John Lai during the three months ended June 30, 2018 and the corresponding $1,446,093 in expense recognized pursuant to those transactions. The weighted average number of shares outstanding during the three-month periods ended June 30, 2019 and June 30, 2018 were 22,074,667 and 19,584,396, respectively.

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

As of June 30, 2019, our current assets were $128,070 including approximately $65,541 in cash, $450 in accounts receivable, $12,495 in inventory, $2,500 in employee advance, $1,500 in investment – equity securities receivable, and $45,484 in prepaid expenses. In comparison, our current liabilities as of that date were $1,536,662 consisting of $849,668 of accounts payable and accrued expenses, $578,098 of accrued expenses – related party, $22,652 in operating lease liability and $10,303 of notes payable and accrued interest and $75,941 in notes payable and accrued interest – related party. Our working capital deficiency as of June 30, 2019 was $1,408,592.

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

Net Cash Used in Operating Activities – We used ($173,797) of net cash in operating activities for the three months ended June 30, 2019 compared to using ($244,605) of net cash for the three months ended June 30, 2018. This decrease in cash used in operating activities was attributable primarily to a decrease in the amount spent on inventory of $78,730.

Net Cash Used in Investing Activities – We used ($21,260) of net cash in investing activities in the three months ended June 30, 2019, consisting of ($19,760) of costs capitalized to intangible assets. This is compared to ($53,794) net cash used in investing activities in the three months ended June 30, 2018, which was primarily due to ($32,612) of costs capitalized to intangible assets and ($23,181) in equipment purchases.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2019, we were provided by financing activities with net cash of $254,238 consisting of $280,000 in proceeds from entering into convertible notes payable. In comparison, during the three months ended June 30, 2018, we were provided by financing activities with net cash of $93,390 including proceeds from sales of common stock of $93,893.

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

As of June 30, 2019, the Company’s inventory has a carrying value of $12,495 and is broken down into $67,310 of finished goods inventory, fully offset by a ($67,310) reserve for obsolete inventory, $3,127 of manufacturing supplies and $9,368 of raw materials.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At June 30, 2019, we are obligated for unpaid officer salaries and amounts payable to related parties of $578,098. This amount is included in accrued expenses – related party.

Notes Payable

As of June 30, 2019, we are obligated on the following notes:

1.	Third Parties – Principal	$290,296
	Third Parties – Interest	7
	Third Parties – Total	290,303

2.	Related Parties – Principal	75,429
	Related Parties – Interest	512
	Related Parties – Total	75,941
	Total	$366,244

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2019 Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

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

The existence of the material weaknesses in our internal control over financial reporting increases the risks that our financial statements may be misleading materially or even need to be restated. We are committed to improving our financial and oversight organization and procedures. During this fiscal year, we added three independent directors who have taken active roles in committees of the board of directors, and we added a fulltime, experienced CFO who is now responsible for helping to develop and implement our financial controls and procedures appropriate for the stage in which the Company is in.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the first quarter of our fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

AUDIT COMMITTEE

Our board of directors has established an audit committee consisting of three of our independent directors, Messrs James Martin (financial expert), Joseph Jasper, and David Deming. The audit committee’s primary function is to provide advice with respect to our financial matters and to assist our board of directors in fulfilling its oversight responsibilities regarding finance, accounting, and legal compliance. The audit committee’s primary duties and responsibilities are to: (i) serve as an independent and objective party to monitor our financial reporting process and internal control system; (ii) review and appraise the audit efforts of our independent accountants; (iii) evaluate our quarterly financial performance as well as its compliance with laws and regulations; (iv) oversee management’s establishment and enforcement of financial policies and business practices; and (v) provide an open avenue of communication among the independent accountants, management and our board of directors.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2019, the Company did not sell or issue any common stock. During the three months ended June 30, 2019, the Company issued 300,000 warrants for purchase of common stock at $.30 per share for a term of 5 years to three directors for their service in that capacity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase
101.ins	XBRL Instance Document

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 19, 2019	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

August 19, 2019	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

