Form 10-Q
period 2019-09-30
PetVivo Holdings, Inc.
filed 2019-11-19
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 30, 2019
Common Stock, $0.001	24,034,518

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2019

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019 (Unaudited)	March 31, 2019

Assets:
Current Assets
Cash and cash equivalents	$20,236	$6,460
Inventory	12,495	12,495
Employee advance	-	2,500
Investments - equity securities receivable	1,500	-
Prepaid expenses	143,606	34,327
Total Current Assets	177,837	55,782

Property and Equipment:
Property and equipment	148,798	149,802
Less: accumulated depreciation	(121,872)	(112,453)
Total Property and Equipment	26,926	37,349

Other Assets:
Trademark and patents-net	340,097	589,817
Operating lease right-of-use asset	95,063	-
Security deposit	8,201	8,201
Total Other Assets	443,361	598,018
Total Assets	$648,124	$691,149

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$739,329	$854,990
Accrued expenses - related party	264,737	576,393
Operating lease liability	24,655	-
Notes payable and accrued interest	-	18,831
Notes payable and accrued interest - related party	68,090	85,752
Total Current Liabilities	1,096,811	1,535,966

Other Liabilities:
Convertible notes payable	280,000	-
Operating lease liability	70,408	-
Total Other Liabilities	350,408	-
Total Liabilities	$1,447,219	$1,535,966

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at September 30, 2019 and March 31, 2019, respectively
Common stock, par value $0.001, 250,000,000 shares authorized 24,034,518 and 22,074,667 shares outstanding at September 30, 2019 and March 31, 2019, respectively	24,034	22,074
Common stock to be issued	102,000	86,333
Additional Paid-In Capital	52,600,843	51,552,688
Accumulated Deficit	(53,525,972)	(52,505,912)
Total Stockholders’ Deficit	(799,095)	(844,817)
Total Liabilities and Stockholders’ Deficit	$648,124	$691,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2019	2018	2019	2018
Revenues	$-	$-	$-	$-
Cost of Sales - Inventory Write-Down	3,845		3,845
Total Cost of Sales	3,845	-	3,845	-

Gross Profit	(3,845)	-	(3,845)	-

Operating Expenses:

Sales and Marketing	5,182	26,832	7,978	26,832
Research and Development	7,132	77,873	7,132	77,873

General and Administrative:
Depreciation and Amortization	141,040	161,622	285,130	322,741
Other General and Administrative	272,415	461,265	619,250	2,397,234
Total General and Administration	413,455	622,887	904,380	2,719,975

Total Operating Expenses	425,769	727,592	919,490	2,824,680

Operating Loss	$(429,614)	$(727,592)	$(923,335)	$(2,824,680)

Other Income (Expense)
Gain on Sale of Asset	-	-	450	-
Loss on Debt Extinguishment	(81,738)	-	(81,738)	-
Interest Expense	(7,821)	(13,289)	(15,437)	(15,786)
Total Other Expense	(89,559)	(13,289)	(96,725)	(15,786)

Net Loss before taxes	$(519,173)	$(740,881)	$(1,020,060)	$(2,840,466)

Income Tax Provision	-	-	-	-

Net Loss	(519,173)	(740,881)	(1,020,060)	(2,840,466)

Net Loss Per Share:
Basic and Diluted	$(0.02)	$(0.04)	$(0.05)	$(0.14)

Weighted Average Common Shares Outstanding:
Basic and Diluted	22,229,867	20,321,529	22,187,882	19,855,091

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	22,074,667	$22,074	$51,552,688	$(52,505,912)	$86,333	$(844,817)
Stock-based compensation	-	-	157,134	-	33,667	190,801
Net loss	-	-	-	(500,887)	-	(500,887)
Balance at June 30, 2019	22,074,667	$22,074	$51,709,822	$(53,006,799)	$120,000	$(1,154,903)
Common stock issued	120,000	120	119,880	-	(120,000)	-
Common stock sold	400,000	400	99,600	-	-	100,000
Stock-based compensation	-	-	135,278	-	102,000	237,278
Stock granted for debt conversion	1,439,851	1,440	536,263	-	-	537,703
Net loss	-	-	-	(519,173)	-	(519,173)
Balance at September 30, 2019	24,034,518	$24,034	$52,600,843	$(53,525,972)	$102,000	$(799,095)

Six Months Ended September 30, 2018

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2018	18,279,075	$18,279	$47,257,557	$(47,748,154)	$608,966	$136,648
Common stock issued	1,005,287	1,005	607,961	-	(608,966)	-
Stock-based compensation	-	-	279,312	-	-	279,312
Stock granted for debt conversion	95,462	95	95,366	-	-	95,461
Common stock issued to replace shares to officer	803,385	804	1,445,290	-	-	1,446,094
Net loss	-	-	-	(2,099,585)	-	(2,099,585)
Balance at June 30, 2018	20,183,209	$20,183	$49,685,486	$(49,847,739)	$-	$(142,070)
Common stock sold	307,786	308	153,585	-	-	153,893
Stock-based compensation	27,093	27	293,332	-	26,333	319,692
Stock granted for debt conversion	-	-	19,092	-	-	19,092
Net loss	-	-	-	(740,881)	-	(740,881)
Balance at September 30, 2018	20,518,088	$20,518	$50,151,495	$(50,588,620)	$26,333	$(390,274)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(1,020,060)	$(2,840,466)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Stock-based compensation	326,078	599,003
Common stock issued to replace shares to officer	-	1,446,094
Beneficial conversion feature	-	19,092
Loss on debt extinguishment	81,738	-
Depreciation and Amortization	285,130	322,741
Changes in Operating Assets and Liabilities
Increase in inventory	-	(32,221)
Increase in prepaid expenses and employee advances	(4,779)	(28,664)
Decrease in receivables	-	163
Interest accrued on convertible notes payable	11,479	-
Interest accrued on notes payable – related party	3,039	-
Interest accrued on notes payable	725	-
Decrease in accounts payable and accrued expense	(37,807)	53,980
Increase in accrued expenses - related party	66,455	23,985
Net Cash Used in Operating Activities	(288,002)	(436,292)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in security deposit	-	1,999
Increase in investments - equity securities receivable	(1,500)	-
Purchase of equipment	-	(23,181)
Increase in patents and trademarks	(24,987)	(60,998)
Net Cash Used in Investing Activities	(26,487)	(82,180)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock sale	100,000	153,893
Proceeds from convertible notes	280,000	-
Proceeds from bridge notes, net of debt discount	-	133,186
Proceeds from bridge notes – related party, net of debt discount	-	37,732
Repayments of convertible notes	(11,479)	-
Repayments of notes payable	(19,556)	-
Repayments of notes payable – related party	(20,700)	-
Net Cash Provided by Financing Activities	328,265	324,811

Net Increase (Decrease) in Cash	13,776	(193,661)
Cash at Beginning of Period	6,460	237,335
Cash at End of Period	$20,236	$43,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$15,437	$7,167
Stock granted for debt conversion	455,965	114,553

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2019

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment of afflictions and diseases in animals, initially for dogs and horses. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

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

Although these interim financial statements at September 30, 2019 and for the three and six months ended September 30, 2019 and 2018 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three and six months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended March 31, 2020 or for any future period.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2019, the Company had $20,236 in cash and no cash equivalents. At March 31, 2019, the Company had $6,460 in cash and no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2019, cash did not exceed the FDIC uninsured balances and management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 4,183,236 warrants outstanding as of September 30, 2019 with varying exercise prices ranging from $3.50 to $.30/share. The weighted average exercise price for these warrants is $.49/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company had 4,243,236 warrants outstanding as of March 31, 2019 with varying exercise prices ranging from $3.50 to $.33/share. The weighted average exercise price for these warrants was $.50/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

At September 30, 2019, the Company had $280,000 in convertible notes outstanding that mature in our fiscal quarter ended June 30, 2021; see Note 8 to these financial statements for more information on these convertible notes. If converted, the $280,000 in outstanding convertible notes would convert into 430,770 shares of common stock at a rate of $.65 per share. At September 30, 2019 our if-converted weighted average number of shares outstanding was 22,426,915 and our if-converted loss per share for the six months ending September 30, 2019 remains consistent with our actual loss per share at ($.04).

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

The Company’s financial instruments consist of investments – equity securities receivable, notes payable and accrued interest, notes payable and accrued interest - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2019 and March 31, 2019, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company measured its investments – equity securities receivable at fair value at September 30, 2019, see Note 5 to the financial statements included in this Form 10-Q.

The Company had no assets and liabilities measured at fair value on a recurring basis at September 30, 2019.

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

(O) Inventory

Inventories are recorded in accordance with ASC 330 and are stated at the lower of cost and net realizable value. We account for inventories using the first in first out (FIFO) methodology and capitalize costs on a project basis as they occur. The current marketed shelf life of our Kush inventory is 2 years. However, management reserves the right to review and adjust this as appropriate.

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

The Company incurred a net loss of $1,020,060 during the six-month period ended September 30, 2019 and had net cash used in operating activities of $288,002 for the six-month period ending September 30, 2019. Additionally, the Company has an accumulated deficit of $53,525,972, stockholders’ deficit of $799,095, and working capital deficit of $918,974 at September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 3 – INVENTORY

As of March 31, 2019 and September 30, 2019, respectively, the Company had approximately $78,000 and $62,000 of finished goods inventory; however, reserves of equal amounts for each respective period were taken because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales, primarily due to (among other things) the fact the Company has not obtained controlled study data detailing the successful use of Kush in animals.

As of March 31, 2019, all of the Company’s finished goods inventory was in quarantine due to a contamination issue. During the three months ended September 30, 2019, the Company cleared $16,636 in inventory for release to the public and is utilizing the product to gather data and establish strategic partner relationships. Of the $16,636, $9,791 is the value of the product before quarantined that remains reserved for and $3,845 is the expense incurred to clear this product for use during the three-month period ended September 30, 2019, which has been written down through Cost of Goods Sold. The Company plans to continue to clear the remainder of our inventory during the fiscal year ended March 31, 2020 and capitalize and take a reserve for certain expenses incurred, which are estimated to be approximately $9,000.

Total Inventory is broken out as follows:

	September 30, 2019	March 31, 2019
Finished Goods	$62,168	$77,936
Reserve for Obsolete Inventory	(62,168)	(77,936)
Work in Process	-0-	-0-
Manufacturing Supplies	3,127	3,127
Raw Materials	9,368	9,368
Total Inventory	$12,495	$12,495

NOTE 4 – LEASE AND COMMITMENTS

Rent expense for the three and six months ended September 30, 2019 was $13,434 and $24,245, respectively. Rent expense for the three and six months ended September 30, 2018 was $25,807 and $40,414, respectively.

On July 2nd, 2018 the Company gave its manufacturing contractor in Rochester, MN a 90-day notice to cancel the lease and agreement, which it had the right to do so, under which the Company was renting manufacturing and office space; while the Company has yet to recognize any expense directly related to this lease termination through the date of this filing besides approximately $2,000 in moving and labor costs. Subsequently, the Company entered into an one-year agreement on July 13, 2018 with a 60-day notice of termination clause for 1,000 square feet of manufacturing and office space in White Bear Lake, MN.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2019:

Year Ended March 31,
2020	$12,468
2021	24,936
2022	24,936
2023	24,936
2024	10,390
$97,666

In compliance with ASC 842 the Company adopted new guidance in relation to lease accounting on April 1, 2019 whereby we recognized operating lease right-to-use assets and corresponding and equal operating lease liabilities. As of September 30, 2019, planned future base rent lease payments total $97,666, which has been discounted to $95,063 using the 52-week treasury bill coupon equivalent discount rate of 2.18% and a present value model. As of September 30, 2019, the Company only had one operating lease so that the weighted average remaining lease term and weighted average discount rate are approximately 4 years and 2.18%, respectively.

September 30, 2019
Present value of future base rent lease payments	$95,063
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$95,063

As of September 30, 2019, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

September 30, 2019
Operating lease right-of-use asset	$95,063
Total operating lease assets	95,063

Operating lease current liability	24,655
Operating lease other liability	70,408
Total operating lease liabilities	$95,063

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until the lease’s termination in 2017, the Company owes approximately $330,000 to the lessor as of September 30, 2019; this amount is included in accounts payable.

NOTE 5 – INVESTMENTS – EQUITY SECURITIES

On June 28, 2019, the Company entered into a purchase agreement with a third-party to purchase 1,500,000 shares of Emerald Organic Products, Inc. (OTC Pink: “EMOR”) common stock for consideration of $1,500. The Company applied guidance from ASU No. 2016-01 Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities and ASC 820 to arrive at a fair value at September 30, 2019, of $1,500. The Company took into account many factors when determining the stock’s fair value including, but not limited to, the nature and duration of the restriction on the stock, the extent to which potential buyers would be limited by the restriction, and qualitative and quantitative factors specific to both the instrument and the issuer.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	September 30, 2019	March 31, 2019
Leasehold improvements	$4,602	$4,602
Furniture and office equipment	10,130	10,130
Production equipment	108,882	108,882
R&D equipment	25,184	26,188
Total, at cost	148,798	149,802
Accumulated depreciation	(121,872)	(112,453)
Total, net	$26,926	$37,349

During the three and six months ended September 30, 2019, depreciation expense was $3,442 and $10,423, respectively. During the three and six months ended September 30, 2018, depreciation expense was $2,174 and $3,826, respectively.

During the three months ended June 30, 2019, we recorded a gain on sale of asset in the amount of $450 wherein we sold an asset that was fully depreciated and originally purchased for $1,004 for $450.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	September 30, 2019	March 31, 2019
Patents	$3,844,092	$3,820,374
Trademarks	24,098	22,829
Total, at cost	3,868,190	3,843,203
Accumulated Amortization	(3,528,093)	(3,253,386)
Total, net	$340,097	$589,817

During the three and six-month periods ended September 30, 2019, amortization expense was $137,598 and $274,707, respectively. During the three and six-month periods ended September 30, 2018, amortization expense was $159,448 and $318,915, respectively.

NOTE 8 – CONVERTIBLE NOTES

At September 30, 2019, the Company is obligated for several convertible notes payable in the total amount of $280,000. The Company entered into these convertible notes during the quarter ended June 30, 2019. All of these convertible notes mature during the quarter ended June 30, 2021, two years from their inception dates. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash; during the three and six months ended September 30, 2019, the Company paid out $6,118 and $11,479, respectively, in accrued interest to these convertible note holders. These convertible notes automatically convert into shares of common stock at a rate of $.65 per share at the earlier of the maturity date or an uplift to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $.78 at the time of the uplift. The convertible note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $.65 per share. No note holders have converted their notes through the date of this 10-Q filing. As of September 30, 2019, these convertible notes did not include a beneficial conversion feature.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

At September 30, 2019 and March 31, 2019 the Company was obligated for a related party note payable and accrued interest in the total amount of $68,090 and $85,752, respectively; the maturity date of this note is April 30, 2020. The related party note payable terms are accrual of interest at 8% annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2019 and March 31, 2019, the Company is obligated to pay $739,329 and $854,990, respectively, in accounts payable and accrued expenses. Of the total at September 30, 2019 of $739,329, $499,660 is made up of accounts payable, while the $239,669 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. Of the total at March 31, 2019 of $854,990, $524,273 is made up of accounts payable, while the $330,717 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The Company has not paid the payroll taxes relating to the accrued salaries, consisting primarily of Social Security and Medicare taxes. At September 30, 2019 and March 31, 2019, respectively, we had accrued $22,464 and $21,482 in payroll taxes payable.

NOTE 11 – ACCRUED EXPENSES – RELATED PARTY

At September 30, 2019, the Company is obligated to pay $264,737 in accrued expenses due to related parties. Of the total, $18,569 is made up of payroll taxes payable.

At March 31, 2019, the Company was obligated to pay $576,393 in accrued expenses due to related parties. Of the total, $89,186 is made up of accounts payable, while $487,207 is made up of accrued salaries and payroll taxes payable.

NOTE 12 - COMMON STOCK AND WARRANTS

Common Stock

During the six months ended September 30, 2019, the Company issued 1,959,851 shares of common stock as follows:

i) 386,666 shares to John Lai pursuant to a Settlement Agreement whereby Mr. Lai agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $116,000 and hold the shares for a period of at least 3 years;

ii) 639,786 shares to Randall Meyer pursuant to a Settlement Agreement whereby Mr. Meyer agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $191,936 and hold the shares for a period of at least 3 years;

iii) 226,666 shares to John Dolan pursuant to a Settlement Agreement whereby Mr. Dolan agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $68,000 and hold the shares for a period of at least 3 years; and

iv) 186,733 shares to a former employee pursuant to a Settlement Agreement dated August 29, 2019, whereby this individual agreed to release the Company of all claims, including compensation earned in the amount of $80,029; and

v) 120,000 shares to a service provider for services provided during the one-year period ended July 13, 2019 and valued at $1/share over that period on a pro-rata basis; and

vi) 400,000 shares to one shareholder that the Company sold in exchange for $100,000, which equates to a price per share of $.25/share.

John Lai (CEO, President & Director), Randall Meyer (Director), and John Dolan (Secretary & Director) are all related parties, and the reduction of $375,936 was included in Accrued Expenses – Related Party. The settlement of $80,029 for a former employee’s accrued salary was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to these transactions.

Also, on September 18, 2019, the Company entered into a certain consulting agreement whereby a service provider agreed to provide 12 months of video production, investor relations, and promotional services in exchange for 300,000 shares of common stock that are not issued as of the balance sheet date. The scope of services includes but is not limited to airing 96 commercials nationally on a prominent world-wide T.V. network and producing 12, monthly, 10-minute interviews.

Warrants

During the six months ended September 30, 2019, the Company granted warrants to purchase a total of 300,000 shares of common stock including:

i) warrants for 300,000 shares, valued at $119,954, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 150,000 vested immediately and 150,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.30/share.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grants of approximately 313%, which was arrived at by taking the number of trading days during the year ended on the date of the grant multiplied by the standard deviation of the percentage change in the closing market price on a day-by-day basis; and

ii) a risk-free rate identical to the U.S. Treasury 13-week treasury bill rate on the date of the grants of 2.30%

During the six months ended September 30, 2019, the Company cancelled 360,000 warrants to purchase a total of 300,000 shares of common stock including:

i) warrants for 300,000 shares, valued at $300,770 using the Black-Scholes model, $117,144 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the terms of such warrants dictating cancellation upon the two-month anniversary of a cease of service; and

ii) warrants for 60,000 shares that were never originally valued, were to be vested upon billing from service providers, and were cancelled due to a lack of documentation existing in relation to these warrants.

A summary of warrant activity for the year ending March 31, 2019 and six-month period ending September 30, 2019 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2018	3,486,709	0.59	2,433,601	0.57

Granted	1,980,531	0.41

Exercised	1,111,027	0.36

Expired	12,977	0.3

Canceled	100,000	1

Outstanding, March 31, 2019	4,243,236	0.5	3,372,261	0.49

Granted	300,000	0.3

Cancelled	360,000	0.42

Outstanding, September 30, 2019	4,183,236	0.49	4,005,736	0.48

At September 30, 2019, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	3,552,486	0.35	4.16	3,494,986	0.35

.51-1.00	517,500	1	3.14	397,500	1

1.01-3.50	113,250	2.35	1.83	113,250	2.35

Total	4,183,236	0.49	3.97	4,005,736	0.48

For the six-month periods ended September 30, 2019 and 2018, the total stock-based compensation on all instruments was $428,079 and $599,004, respectively. It is expected that the Company will recognize expense after September 30, 2019 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of September 30, 2019 in the amount of approximately $345,000.

NOTE 13 – INCOME TAXES

The following table presents the net deferred tax assets as of September 30, 2019 and March 31, 2019:

	September 30, 2019	March 31, 2019
Net operating loss carryforwards:
Federal	$(4,008,742)	$(3,801,404)
State	(1,870,746)	(1,773,989)
Total net operating loss carryforwards	(5,879,488)	(5,575,393)
Total deferred tax assets	(5,879,488)	(5,575,393)
Valuation allowance	5,879,488	5,575,393
Net deferred tax assets	$–	$–

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

At September 30, 2019 and March 31, 2019, respectively, the Company had net operating loss carryforwards of approximately $19,000,000 and $18,100,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $5,880,000 and $5,580,000 as of September 30, 2019 and March 31, 2019, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The net operating loss carryforwards, if not utilized, will begin to expire in 2021 for federal and Minnesota purposes.

Of the approximately $19,000,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management believes that these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at September 30, 2019 and 2018 is as follows:

	2019	2018
Expected tax at 30.8%	$(5,879,488)	$(4,984,867)
Valuation allowance	5,879,488	4,984,867
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2019, and 2018, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2016 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 14 – SUBSEQUENT EVENTS

On October 31, 2019, the Company’s Board of Directors approved the issuance of 1,345,000 warrants with a strike price of $.50/share that are exercisable for a term of 5 years from the date of the grant, as follows:

i) 600,000 to John Lai, the Company’s CEO, whereby 400,000 are vested quarterly over a three-year term and 200,000 vest upon achieving performance-based milestones. These warrants were valued using the Black-Scholes model at $299,973; and

ii) 500,000 to John Carruth, the Company’s CFO, whereby 400,000 are vested quarterly over a three-year term and 100,000 vest upon achieving performance-based milestones. These warrants were valued using the Black-Scholes model at $249,977; and

iii) 245,000 to John Dolan, the Company’s Secretary, whereby 100,000 are vested quarterly over a three-year term, 100,000 vest upon achieving performance-based milestones, and 45,000 are vested immediately. These warrants were valued using the Black-Scholes model at $122,489. $22,498 in expense was recognized during the three-month period ended September 30, 2019 as the 45,000 warrants that vested immediately were granted for services provided prior to October 1, 2019.

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 600,000 escrowed shares that he never returned to the Company’s Treasury.

After the balance sheet date through the date of this 10-Q filing, the Company entered into certain subscription agreements whereby we sold 540,000 shares of common stock for $135,000 effecting a purchase price of $.25/share.

During October 2019, the Company engaged Barry Kaplan and Associates to provide investor relations services in exchange for cash consideration and 100,000 shares of PetVivo common stock.

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

Minnesota PetVivo Inc.

On March 11, 2014, our Board of Directors authorized the execution of that certain securities exchange agreement dated March 11, 2014 (the “Securities Exchange Agreement”) with PetVivo Inc., a Minnesota corporation (“PetVivo”), and the shareholders of PetVivo. In accordance with the terms and provisions of the Securities Exchange Agreement, we acquired all of the issued and outstanding shares of stock of PetVivo, thus making PetVivo our wholly-owned subsidiary, in exchange for the issuance to the PetVivo shareholders of an aggregate 2,310,939,804 shares of our common stock.

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

Gel-Del Technologies Inc.

Gel-Del is a biomaterial and medical device development and manufacturing company with its offices in Edina, Minnesota, and was founded in 1999 by Dr. David B. Masters. Dr. Masters developed Gel-Del’s proprietary biomaterials that simulate a body’s cellular tissue and thus can be readily and effectively utilized to manufacture implantable therapeutic medical devices. The chief advantage of Gel-Del biomaterials is their enhanced biocompatibility with living tissues throughout the body. We are commercializing this technology in the veterinary field for the treatment of osteoarthritis. Gel-Del has also successfully completed a phase II clinical trial using their novel thermoplastic biomaterial as dermal filler for human cosmetic applications. Gel-Del’s core competencies are developing and manufacturing medical devices containing its proprietary thermoplastic protein-based biomaterials that mimic the body’s tissue to allow integration, tissue repair, and regeneration for long-term implantation. These biomaterials are produced using a patented and scalable self-assembly production process. The inherent thermoplastic properties of these biomaterials are then utilized to manufacture or coat implantable devices.

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

Pursuant to the Merger, we issued a total of 5,450,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each outstanding common share of Gel-Del being converted into 0.798 common share of the Company; .634 share was issued in relation to the merger and .164 share was issued pursuant to the License Agreement. The 5,450,000 represented approximately 30% of our total post-merger outstanding common shares and were valued at the closing price of our common shares on the effective date of the Merger of $0.40 per share, resulting in total consideration of $2,180,000. Incident to completion of the Merger, we also recorded an impairment loss of approximately $14,700,000 in order to account for the decline in our initial valuation of Gel-Del in 2015.

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

We launched our lead product, Kush® in calendar Q2 2018. In Q4 2018 we issued a “Notice of Product Quarantine and Product Monitoring Period” notifying all product holders to suspend use of the product and place it in quarantine while the Company, through utilization of third-party testing vendors, perform additional testing of the product. During the three months ended September 30, 2019, the Company began clearing product for release to the general public for Company-directed strategic purposes; see Note 3 for additional details. Kush is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the company’s vast proprietary product pipeline, the Company is seeking to continue to develop strategic out-licensing partnerships to provide secondary revenues.

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and the rest of the world through commercial partners. In fiscal September 2019, the Company entered into an agreement with a service provider to film a 12-part, monthly series of interviews with our CEO, John Lai, Company KOLs, and other media content to be aired on Bloomberg Television Network alongside 96 commercials throughout calendar year 2020.

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

Results of Operations for the Three Months Ended September 30, 2019 and 2018

Revenue – Revenue was $-0- for both three-month periods ended September 30, 2019 and September 30, 2018.

Cost of Sales – Cost of sales was $3,845 for the three-month period ended September 30, 2019, which was made up entirely of costs incurred to clear product from quarantine phase, and $-0- for the three-month period ended September 30, 2018.

Gross Profit – Gross profit was ($3,845) for the three-month period ended September 30, 2019 and $-0- for the three-month period ended September 30, 2018.

Operating Expenses – Operating expenses for the three months ended September 30, 2019 were $425,769 compared to $727,592 for the three months ended September 30, 2018; the decrease of $301,823 was primarily due to decreased depreciation expense of approximately $20,000, decreased stock-based compensation expense of approximately $80,000, decreased research and development costs of approximately $70,000, and decreased sales & marketing expense of approximately $20,000 during the three months ended September 30, 2019. During the three-month period ended September 30, 2019, operating expenses were primarily made up of $141,040 in depreciation and amortization and $237,278 in stock-based compensation. During the three-month period ended September 30, 2018, operating expenses were primarily made up of $161,622 in depreciation and amortization and approximately $319,692 in stock-based compensation.

Other Income (Expense) – Other Income (Expense) for the three months ended September 30, 2019 of ($89,559) is primarily due to a loss on extinguishment of debt of ($81,738) related to settling related party accrued salary for shares of common stock. Other Income (Expense) for the three months ended September 30, 2018 of ($13,289) is primarily due to interest accrued on notes payable, notes payable – related party, and convertible notes payable.

Net Loss before Taxes and Net Loss – Our net loss for the three months ended September 30, 2019 was ($519,173), or ($.02) per share, compared to ($740,881), or ($.04) per share, for the three months ended September 30, 2018. The decreased loss of ($221,708) was attributable primarily to the decrease in operating expenses during the three months ended September 30, 2018 described above in the Operating Expenses section. The weighted average number of shares outstanding during the three-month periods ended September 30, 2019 and September 30, 2018 were 22,229,867 and 20,321,529, respectively.

Results of Operations for the Six Months Ended September 30, 2019 and 2018

Revenue – Revenue was $-0- for both six-month periods ended September 30, 2019 and September 30, 2018.

Cost of Sales – Cost of sales was $3,845 for the six-month period ended September 30, 2019, which was made up entirely of costs incurred to clear product from quarantine phase, and $-0- for the six-month period ended September 30, 2018.

Gross Profit – Gross profit was ($3,845) for the six-month period ended September 30, 2019 and $-0- for the six-month period ended September 30, 2018.

Operating Expenses – Operating expenses for the six months ended September 30, 2019 were $919,490 compared to $2,824,680 for the six months ended September 30, 2018; the decrease of $1,905,190 was primarily due a grant of common stock issued to replace shares to officer whereby 803,385 shares valued at $1,446,094 were issued to John Lai during the six months ended September 30, 2018. During the six-month period ended September 30, 2019, operating expenses were primarily made up of $285,130 in depreciation and amortization and $428,079 in stock-based compensation. During the three-month period ended September 30, 2018, operating expenses were primarily made up of $322,741 in depreciation and amortization, $599,004 in stock-based compensation, and $1,446,094 in common stock issued to replace shares to officer.

Other Income (Expense) – Other Income (Expense) for the six months ended September 30, 2019 of ($96,725) is primarily due to ($81,738) in loss on extinguishment of debt. Other Income (Expense) for the six months ended September 30, 2018 of ($15,786) is primarily due to interest incurred related to notes payable and notes payable – related party.

Net Loss before Taxes and Net Loss – Our net loss for the six months ended September 30, 2019 was ($1,020,060), or ($.05) per share, compared to ($2,840,466), or ($.14) per share, for the six months ended September 30, 2018. The decreased loss of ($1,820,406) was attributable primarily to the decrease in operating expenses during the six months ended September 30, 2018 described above in the Operating Expenses section. The weighted average number of shares outstanding during the six-month periods ended September 30, 2019 and September 30, 2018 were 22,187,882 and 19,855,091, respectively

Liquidity and Capital Resources

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

As of September 30, 2019, our current assets were $177,837 including approximately $20,236 in cash, $12,495 in inventory, $1,500 in investment – equity securities receivable, and $143,606 in prepaid expenses. In comparison, our current liabilities as of that date were $1,096,811 consisting of $739,329 of accounts payable and accrued expenses, $264,737 of accrued expenses – related party, $24,655 in operating lease liability and $68,090 in notes payable and accrued interest – related party. Our working capital deficiency as of September 30, 2019 was $918,974.

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

Net Cash Used in Operating Activities – We used ($288,002) of net cash in operating activities for the six months ended September 30, 2019 compared to using ($436,292) of net cash for the six months ended September 30, 2018. This decrease in cash used in operating activities was attributable primarily to a decrease of approximately $50,000 in the amount spent on employee and officer compensation and a decrease of approximately $135,000 spent on inventory.

Net Cash Used in Investing Activities – We used ($26,487) of net cash in investing activities in the six months ended September 30, 2019, consisting of ($24,987) of costs capitalized to intangible assets and ($1,500) spent on equity securities of Emerald Organic Products (EMOR). This is compared to ($82,180) net cash used in investing activities in the six months ended September 30, 2018, which was primarily due to ($60,998) of costs capitalized to intangible assets and ($23,181) in equipment purchases.

Net Cash Provided by Financing Activities – During the three months ended September 30, 2019, we were provided by financing activities with net cash of $328,265 consisting of $280,000 in proceeds from entering into convertible notes payable and $100,000 in the sale of equity securities, which was partially offset by payments of debt principal and interest totaling ($51,735). In comparison, during the six months ended September 30, 2018, we were provided by financing activities with net cash of $324,811 primarily due to proceeds from sales of common stock of $153,893, $133,186 from entering into bridge notes shown net of debt discount.

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

As of September 30, 2019, the Company’s inventory has a carrying value of $12,495 and is broken down into $62,168 of finished goods inventory, fully offset by a ($62,168) reserve for obsolete inventory, $3,127 of manufacturing supplies and $9,368 of raw materials.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At September 30, 2019, we are obligated for unpaid officer salaries and related payroll taxes and amounts payable to related parties of $264,737. This amount is included in accrued expenses – related party.

Notes Payable

As of September 30, 2019, we are obligated on the following notes:

1.	Third Parties – Principal	$280,000
	Third Parties – Interest	0
	Third Parties – Total	280,000

2.	Related Parties – Principal	67,631
	Related Parties – Interest	459
	Related Parties – Total	68,090
	Total	$348,090

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Management determined that internal control over financial reporting was not effective as of September 30, 2019.

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

There were no significant changes in our internal control over financial reporting during the second quarter of our fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. PENDING LEGAL PROCEEDINGS

Management is not aware of any legal proceedings pending by any governmental authority or any other party involving our properties or the Company. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any pending legal proceeding, or (ii) has an adverse interest to us in any pending legal proceedings. Management is not aware of any other legal proceedings pending against our properties or the Company.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2019, the Company sold 400,000 shares of common stock to one shareholder for $100,000, issued 120,000 shares to a service provider for $120,000 worth of services, and issued 1,439,851 shares of common stock to 3 insiders and 1 past employee for settlement of $455,965 in accrued salary and release of all claims.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.24	Exclusive License Agreement PetVivo Muco-Adhesion to Emerald Organic Products, Inc.	X
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase
101.ins	XBRL Instance Document

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 19, 2019	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

November 19, 2019	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

