Form 10-Q
period 2019-12-31
PetVivo Holdings, Inc.
filed 2020-02-07
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of January 31, 2020
Common Stock, $0.001	22,787,320

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2019

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	March 31, 2019
	(Unaudited)

Assets:
Current Assets
Cash and cash equivalents	$106,240	$6,460
Accounts Receivable	500	-
Inventory, net	12,495	12,495
Employee advance	-	2,500
Investments - equity securities receivable	1,500	-
Prepaid expenses	203,097	34,327
Total Current Assets	323,832	55,782

Property and Equipment:
Property and equipment	149,798	149,802
Less: accumulated depreciation	(125,314)	(112,453)
Total Property and Equipment, net	24,484	37,349

Other Assets:
Trademark and patents-net	197,610	589,817
Operating lease right-of-use asset	105,512	-
Security deposit	8,201	8,201
Total Other Assets	311,323	598,018
Total Assets	$659,639	$691,149

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$723,680	$854,990
Accrued expenses - related party	228,335	576,393
Operating lease liability – short term	24,790	-
Notes payable and accrued interest	-	18,831
Notes payable and accrued interest - related party	63,165	85,752
Total Current Liabilities	1,039,970	1,535,966

Other Liabilities:
Convertible notes and accrued interest payable	287,057	-
Operating lease liability (net of current)	80,722	-
Total Other Liabilities	367,779	-
Total Liabilities	$1,407,749	$1,535,966

Commitments and Contingencies (Note 4)

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at December 31, 2019 and March 31, 2019, respectively
Common stock, par value $0.001, 225,000,000 shares authorized 22,477,320 and 19,867,200 shares outstanding at December 31, 2019 and March 31, 2019, respectively	22,477	22,074
Common stock to be issued	139,891	86,333
Additional Paid-In Capital	53,166,687	51,552,688
Accumulated Deficit	(54,077,165)	(52,505,912)
Total Stockholders’ Deficit	(748,110)	(844,817)
Total Liabilities and Stockholders’ Deficit	$659,639	$691,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2019	2018	2019	2018
Revenues	$500	$-	$500	$-
Cost of Sales - Inventory Write-Down	2,145		5,990
Total Cost of Sales	2,145	-	5,990	-

Gross Loss	(1,645)	-	(5,490)	-

Operating Expenses:

Sales and Marketing	77,109	1,174	85,087	28,005
Intangible Impairment	28,038	-	28,038	-
Research and Development	4,768	55,916	11,900	133,789

General and Administrative:
Depreciation and Amortization	137,725	162,590	422,855	485,331
Other General and Administrative	323,476	339,937	942,725	2,737,171
Total General and Administration	461,201	502,527	1,365,580	3,222,502

Total Operating Expenses	571,116	559,617	1,490,605	3,384,296

Operating Loss	$(572,761)	$(559,617)	$(1,496,095)	$(3,384,296)

Other Income (Expense)
Gain on Settlement	29,986	-	29,986	-
Gain on Sale of Asset	-	-	450	-
Loss on Debt Extinguishment	-	-	(81,738)	-
Interest Expense	(8,418)	(60,326)	(23,855)	(76,112)
Total Other Income (Expense)	21,568	(60,326)	(75,157)	(76,112)

Net Loss before taxes	$(551,193)	$(619,943)	$(1,571,252)	$(3,460,408)

Income Tax Provision	-	-	-	-

Net Loss	(551,193)	(619,943)	(1,571,252)	(3,460,408)

Net Loss Per Share:
Basic and Diluted	$(0.02)	$(0.03)	$(0.08)	$(0.19)

Weighted Average Common Shares Outstanding:
Basic and Diluted	22,100,045	18,479,975	20,681,994	18,073,786

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine Months Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	19,867,200	$22,074	$51,552,688	$(52,505,912)	$86,333	$(844,817)
Stock-based compensation	-	-	157,134	-	33,667	190,801
Net loss	-	-	-	(500,887)	-	(500,887)
Balance at June 30, 2019	19,867,200	$22,074	$51,709,822	$(53,006,799)	$120,000	$(1,154,903)
Common stock issued	77,700	120	119,880	-	(120,000)	-
Common stock sold	360,000	400	99,600	-	-	100,000
Stock-based compensation	30,300	-	135,278	-	102,000	237,278
Stock granted for debt conversion	1,295,866	1,440	536,263	-	-	537,703
Net loss	-	-	-	(519,173)	-	(519,173)
Balance at September 30, 2019	21,631,066	$24,034	$52,600,843	$(53,525,972)	$102,000	$(799,095)
Adjustment for 9-for-10 reverse stock split	254	(2,497)	2,497	-	-	-
Common stock issued	270,000	300	101,700	-	(102,000)	-
Common stock sold	486,000	540	134,460	-	69,391	204,391
Warrants sold	-	-	34,609	-	-	34,609
Stock-based compensation	90,000	100	292,578	-	70,500	363,178
Net loss	-	-	-	(551,193)	-	(551,193)
Balance at December 31, 2019	22,477,320	$22,477	$53,166,687	$(54,077,165)	$139,891	$(748,110)

Nine Months Ended December 31, 2018

	Common Stock		Additional Paid-in	Accumulated	Treasury	Common Stock to
	Shares	Amount	Capital	Deficit	Stock	be Issued	Total
Balance at March 31, 2018	16,451,168	$18,279	$47,257,557	$(47,748,154)	$-	$608,966	$136,648
Common stock issued	904,759	1,005	607,961	-	-	(608,966)	-
Stock-based compensation	-	-	279,312	-	-	-	279,312
Stock granted for debt conversion	85,916	95	95,366	-	-	-	95,461
Common stock issued to replace shares to officer	723,047	804	1,445,290	-	-	-	1,446,094
Net loss	-	-	-	(2,099,585)	-	-	(2,099,585)
Balance at June 30, 2018	18,164,890	$20,183	$49,685,486	$(49,847,739)	$-	$-	$(142,070)
Common stock sold	277,008	308	153,585	-	-	-	153,893
Stock-based compensation	24,384	27	293,332	-	-	26,333	319,692
Stock granted for debt conversion	-	-	19,092	-	-	-	19,092
Net loss	-	-	-	(740,881)	-	-	(740,881)
Balance at September 30, 2018	18,466,282	$20,518	$50,151,495	$(50,588,620)	$-	$26,333	$(390,274)
Common stock sold	22,500	25	89,829	-	-	233,472	323,326
Stock-based compensation	-	-	249,061	-	-	30,000	279,061
Stock granted for debt conversion	-	-	47,156	-	-	226,002	273,158
Common stock returned to Treasury from escrow	-	-	-	-	(177,600)	-	(177,600)
Net loss	-	-	-	(619,942)	-	-	(619,942)
Balance at December 31, 2018	18,488,782	$20,543	$50,537,541	$(51,208,562)	$(177,600)	$515,807	$(312,271)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shares retroactively restated for 9-for-10 reverse stock split in November of 2019.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended December 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(1,571,252)	$(3,460,408)
Adjustments to Reconcile Net Loss to Net Cash Used in
Operating Activities:
Stock-based compensation	791,256	878,065
Depreciation and Amortization	422,855	485,331
Loss on debt extinguishment	81,738	-
Intangible impairment	28,038	-
Common stock issued to replace shares to officer	-	1,446,094
Common stock issued by Officer on behalf of PetVivo	-	77,354
Beneficial conversion feature	-	66,248
Return of escrowed shares to Treasury	-	(177,600)
Gain on sale of equipment	(450)	-
Gain on settlement	(29,986)	-
Changes in Operating Assets and Liabilities
Increase in inventory	-	(22,608)
Increase in prepaid expenses and employee advances	(166,270)	(10,090)
Decrease (Increase) in receivables	(500)	163
Interest accrued on convertible notes payable	18,537	-
Interest accrued on notes payable – related party	4,314	-
Interest accrued on notes payable	-	8,776
Increase (Decrease) in accounts payable and accrued expenses	(23,471)	209,685
Increase (Decrease) in accrued expenses - related party	30,053	(98,108)
Net Cash Used in Operating Activities	(415,138)	(597,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in security deposit	-	1,999
Increase in investments - equity securities receivable	(1,500)	-
Proceeds from sale of equipment	450	-
Purchase of equipment	(1,000)	(23,181)
Increase in patents and trademarks	(44,822)	(70,040)
Net Cash Used in Investing Activities	(46,872)	(91,222)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sale	339,000	390,005
Proceeds from convertible notes	280,000	-
Proceeds from bridge notes, net of debt discount	-	209,748
Proceeds from bridge notes – related party, net of debt discount	-	50,000
Repayments of convertible notes	(11,479)	-
Repayments of notes payable	(18,831)	-
Repayments of notes payable – related party	(26,900)	(12,087)
Net Cash Provided by Financing Activities	561,790	637,666

Net Increase (Decrease) in Cash	99,780	(50,654)
Cash at Beginning of Period	6,460	237,335
Cash at End of Period	$106,240	$186,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period for:
Interest	$16,338	$13,879

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITES
Notes Payable and accrued interest converted into common stock	$-	(154,280)
Notes Payable and accrued interest converted into common stock - related parties	$-	(71,722)
Increase in Debt Discount on Notes Payable	$-	(65,557)
Stock granted for debt conversion	$537,703	387,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2019

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

In November 2019, the Company effected a 9-for-10 reverse split of our authorized and outstanding shares of common stock. Pursuant to this reverse stock split, each ten (10) shares of PetVivo’s outstanding common stock, $.001 par value per share, was combined and converted into nine (9) post-split outstanding shares of common stock, $.001 par value per share; 24,974,518 pre-reverse-split shares of common stock were combined during the 9-for-10 reverse split into 22,477,320 shares of post-reverse-split shares of common stock with 254 shares being issued for fractional shares through the date of the balance sheet. Accordingly, all references to number of shares of common stock and per share data have been adjusted retroactively where applicable to account for this reverse split.

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

These interim financial statements at December 31, 2019 and for the three and nine months ended December 31, 2019 and 2018, in the opinion of our management, include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three and nine months ended December 31, 2019 are not necessarily indicative of the results to be expected for the year ended March 31, 2020 or for any future period.

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

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of intangible assets and property and equipment, estimate of fair value of share-based payments and derivative instruments and recorded debt discount, valuation of deferred tax assets and valuation of inventory.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2019, the Company had $106,240 in cash and no cash equivalents. At March 31, 2019, the Company had $6,460 in cash and no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2019, cash did not exceed the FDIC uninsured balances and management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 5,220,443 warrants outstanding as of December 31, 2019 with varying exercise prices ranging from $3.89 to $.30/share. The weighted average exercise price for these warrants is $.54/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company had 2,896,412 warrants outstanding as of December 31, 2018 with varying exercise prices ranging from $3.89 to $.33/share. The weighted average exercise price for these warrants was $.72/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company uses the guidance in ASC 260 to determine if-converted loss per share. ASC 260 states that convertible securities should be considered exercised at the later date of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be antidilutive.

At December 31, 2019, the Company had $280,000 in convertible notes and $7,057 in accrued interest outstanding, these notes mature in our fiscal quarter ended June 30, 2021; see Note 8 to these financial statements for more information on these convertible notes. If converted, the $287,057 in outstanding convertible notes and accrued interest would convert into 397,464 shares of common stock at a rate of $.72 per share.

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

The Company’s financial instruments consist of investments – equity securities receivable, notes payable and accrued interest, notes payable and accrued interest - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2019 and March 31, 2019, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company measured its investments – equity securities receivable at fair value at December 31, 2019, see Note 5 to the financial statements included in this Form 10-Q.

The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2019.

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

The Company incurred a net loss of $1,571,252 and had net cash used in operating activities of $415,138 for the nine-month period ending December 31, 2019. Additionally, the Company has an accumulated deficit of $54,077,165, stockholders’ deficit of $748,110, and working capital deficit of $716,138 at December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 3 – INVENTORY

As of March 31, 2019 and December 31, 2019, respectively, the Company had approximately $78,000 and $56,000 of finished goods inventory; however, reserves of equal amounts for each respective period were taken because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales, primarily due to (among other things) the fact the Company has not obtained controlled study data detailing the safe and effective use of Kush™ in dogs and horses.

As of March 31, 2019, all of the Company’s finished goods inventory was in quarantine due to a contamination issue. During the nine months ended December 31, 2019, the Company cleared $19,044 in inventory for release to the public and is utilizing the product to gather data and establish strategic partner relationships. Of the $19,044, $13,054 is the value of the product before quarantined that remains reserved for and $5,990 is the expense incurred to clear this product for use during the nine-month period ended December 31, 2019, which has been expensed as incurred through Cost of Goods Sold. The Company may continue to clear the remainder of our inventory during the fiscal year ended March 31, 2020 and capitalize and take a reserve for certain expenses incurred, which are estimated to be approximately $7,000.

Total Inventory is broken out as follows:

	December 31, 2019	March 31, 2019
Finished Goods	$56,201	$77,936
Reserve for Obsolete Inventory	(56,201)	(77,936)
Work in Process	-0-	-0-
Manufacturing Supplies	3,127	3,127
Raw Materials	9,368	9,368
Total Inventory	$12,495	$12,495

NOTE 4 – LEASE AND COMMITMENTS

Rent expense for the three and nine months ended December 31, 2019 was $13,434 and $37,724, respectively. Rent expense for the three and nine months ended December 31, 2018 was $25,807 and $55,020, respectively.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2019:

Year Ended March 31,
2020	$6,234
2021	24,936
2022	24,936
2023	24,936
2024	24,936
Thereafter	2,078
$108,056

In compliance with ASC 842 the Company adopted new guidance in relation to lease accounting on April 1, 2019 whereby we recognized operating lease right-to-use assets and corresponding and equal operating lease liabilities for the lease of our facility in Edina, MN. As of December 31, 2019, planned future base rent lease payments total $108,056, which has been discounted to $105,512 using the 52-week treasury bill coupon equivalent discount rate of 2.18% and a present value model. As of December 31, 2019, the Company only had one operating lease so that the remaining lease term and weighted average discount rate are approximately 5 years and 2.18%, respectively.

December 31, 2019
Present value of future base rent lease payments	$105,512
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$105,512

As of December 31, 2019, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

December 31, 2019
Operating lease right-of-use asset	$105,512
Total operating lease assets	105,512

Operating lease current liability	24,790
Operating lease other liability	80,722
Total operating lease liabilities	$105,512

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until the lease’s termination in 2017, the Company owes approximately $330,000 to the lessor as of December 31, 2019; this amount is included in accounts payable.

NOTE 5 – INVESTMENTS – EQUITY SECURITIES

On June 28, 2019, the Company entered into a purchase agreement with a third-party to purchase 1,500,000 shares of Emerald Organic Products, Inc. (OTC Pink: “EMOR”) common stock for consideration of $1,500. The Company applied guidance from ASU No. 2016-01 Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities and ASC 820 to arrive at a fair value at December 31, 2019, of $1,500. The Company took into account many factors when determining the stock’s fair value including, but not limited to, the nature and duration of the restriction on the stock, the extent to which potential buyers would be limited by the restriction, and qualitative and quantitative factors specific to both the instrument and the issuer.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 31, 2019	March 31, 2019
Leasehold improvements	$4,602	$4,602
Furniture and office equipment	10,130	10,130
Production equipment	109,882	108,882
R&D equipment	25,184	26,188
Total, at cost	149,798	149,802
Accumulated depreciation	(125,314)	(112,453)
Total, net	$24,484	$37,349

During the three and nine months ended December 31, 2019, depreciation expense was $2,438 and $12,861, respectively. During the three and nine months ended December 31, 2018, depreciation expense was $2,148 and $5,974, respectively.

During the nine months ended December 31, 2019, we recorded a gain on sale of asset in the amount of $450 wherein we sold an asset that was fully depreciated and originally purchased for $1,004 for $450.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	December 31, 2019	March 31, 2019
Patents	$3,828,137	$3,820,374
Trademarks	24,098	22,829
Total, at cost	3,852,235	3,843,203
Accumulated Amortization	(3,654,625)	(3,253,386)
Total, net	$197,610	$589,817

During the three and nine-month periods ended December 31, 2019, amortization expense was $134,283 and $409,994, respectively. During the three and nine-month periods ended December 31, 2018, amortization expense was $160,442 and $479,356, respectively.

Also, during the three and nine-month periods ended December 31, 2019, an intangible impairment expense was recognized whereby we wrote down unamortized, previously-capitalized patent costs amounting to $28,038. During the three and nine-month periods ended December 31, 2018, $-0- in intangible impairment expense was recognized.

NOTE 8 – CONVERTIBLE NOTES

At December 31, 2019, the Company is obligated for several convertible notes payable in the total amount of $287,057 made up of $280,000 in principal and $7,057 in interest. The Company entered into these convertible notes during the quarter ended June 30, 2019. All of these convertible notes mature during the quarter ended June 30, 2021, two years from their inception dates. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash; during the three and nine months ended December 31, 2019, the Company paid out $-0- and $11,479, respectively, in accrued interest to these convertible note holders. These convertible notes automatically convert into shares of common stock at a rate of $.72 per share at the earlier of the maturity date or an uplist to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $.87 at the time of the uplist. The convertible note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $.72 per share. No note holders have converted their notes through the date of this 10-Q filing. As of December 31, 2019, these convertible notes did not include a beneficial conversion feature.

NOTE 9 – NOTES PAYABLE – RELATED PARTY

At December 31, 2019 and March 31, 2019 the Company was obligated for a related party note payable and accrued interest in the total amount of $63,165 and $85,752, respectively; the maturity date of this note is April 30, 2020. The related party note payable terms are accrual of interest at 8% annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2019 and March 31, 2019, the Company is obligated to pay $723,680 and $854,990, respectively, in accounts payable and accrued expenses. Of the total at December 31, 2019 of $723,680, $484,069 is made up of accounts payable, while the $239,611 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. Of the total at March 31, 2019 of $854,990, $524,273 is made up of accounts payable, while the $330,717 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The Company has not paid the payroll taxes relating to the accrued salaries, consisting primarily of Social Security and Medicare taxes. At December 31, 2019 and March 31, 2019, respectively, we had accrued $22,235 and $21,482 in payroll taxes payable.

NOTE 11 – ACCRUED EXPENSES – RELATED PARTY

At December 31, 2019, the Company is obligated to pay $228,335 in accrued expenses due to related parties. Of the total, $22,783 is made up of payroll taxes payable.

At March 31, 2019, the Company was obligated to pay $576,393 in accrued expenses due to related parties. Of the total, $89,186 is made up of accounts payable, while $487,207 is made up of accrued salaries and payroll taxes payable.

NOTE 12 - COMMON STOCK AND WARRANTS

Common Stock

On November 22nd, 2019, the Company approved and declared a reverse stock split of all its outstanding common stock at a ratio of 9-for-10 shares. Pursuant to this reverse stock split, each ten (10) shares of PetVivo’s outstanding common stock, $.001 par value per share, was combined and converted into nine (9) post-split outstanding shares of common stock, $.001 par value per share. This reverse stock split affected all PetVivo shareholders uniformly and accordingly will not alter any shareholder’s percentage interest or ownership of PetVivo equity. Through the date of this filing, 254 shares of common stock have been issued due to rounding up of fractional shares.

During the nine months ended December 31, 2019, the Company issued 2,610,120 shares of common stock as follows:

i) 347,500 shares to John Lai (CEO, President & Director) pursuant to a Settlement Agreement whereby Mr. Lai agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $116,000 and hold the shares for a period of at least 3 years;

ii) 575,808 shares to Randall Meyer (Director) pursuant to a Settlement Agreement whereby Mr. Meyer agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $191,936 and hold the shares for a period of at least 3 years;

iii) 204,000 shares to John Dolan (Secretary & Director) pursuant to a Settlement Agreement whereby Mr. Dolan agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $68,000 and hold the shares for a period of at least 3 years; and

iv) 168,060 shares to a former employee pursuant to a Settlement Agreement dated August 29, 2019, whereby this individual agreed to release the Company of all claims, including compensation earned in the amount of $80,029; and

v) 108,000 shares to a service provider for services provided during the one-year period ended July 13, 2019 and valued at $1.11/share over that period on a pro-rata basis; and

vi) 360,000 shares to one shareholder that the Company sold in exchange for $100,000, which equates to a price per share of $.28/share; and

vii) 270,000 shares to one service provider for services to be provided during the one-year period ended December 31, 2020, whereby this service provider agreed to provide video production, investor relations, and promotional services in exchange for 270,000 shares of common stock. The scope of services includes but is not limited to coordinating the airing of 96 commercials nationally on Bloomberg T.V. network and producing 12, monthly, 10-minute interviews; and

viii) 486,000 shares to various accredited investors in exchange for $135,000 in cash, which equates to a price per share of $.28/share; and

ix) 90,000 shares to service providers for investor relations services to be performed by Barry Kaplan Associates during the six-month period ending in April 2020.

The transactions outlined in this Common Stock section enumerated above i through iii yielded a reduction of $375,936 in Accrued Expenses – Related Party that was owed and payable to them arising from services they provided in the past. The settlement of $80,029 explained in number iv above for a former employee’s accrued salary was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to the transactions numbered i through iv.

Also, on December 9, 2019, the Company entered into an agreement whereby we agreed to issue 150,000 shares of common stock to a service provider, Launchpad IR, at $.42/share for total consideration of $70,500, for investor relations services. These shares remained unissued at the balance sheet date, December 31, 2019.

Also, on December 31, 2019, the Company received $104,000 in exchange for 160,000 units, which equates to $.65/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $69,391 and the warrants are described below in this Note 12’s “Warrants” subsection. These shares remained unissued at the balance sheet date, December 31, 2019.

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 600,000 escrowed shares that he never returned to the Company’s Treasury.

Warrants

During the nine months ended December 31, 2019, the Company granted 360,000 warrants to management team members that vest upon achieving certain performance conditions (milestones). These 360,000 warrants were valued using the Black Scholes valuation model at $199,982. On a quarterly basis, the Company evaluates the probability of these certain milestones being reached and recognizes expense relating to these warrants based on that probability and other criteria. As of December 31, 2019, these milestones were not met and were not probable to occur and as a result the Company recognized $-0- in expense related to these 360,000 warrants that may or may not vest pursuant to their respective milestones.

During the nine months ended December 31, 2019, the Company granted warrants to purchase a total of 1,734,524 shares of common stock valued using the Black-Scholes model including:

i) warrants for 270,000 shares, valued at $119,954, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 135,000 vested immediately and 135,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.33/share; and

ii) warrants for 220,500 shares, valued at $122,489, to John Dolan, whereby 40,500 were granted as a bonus and were vested immediately on the October 31, 2019 grant date, 90,000 that vest upon a performance-based milestone, and 90,000 that vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share; and

iii) warrants for 540,000 shares, valued at $299,973, to John Lai, whereby 180,000 vest upon performance-based milestones and 360,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share; and

iv) warrants for 450,000 shares, valued at $249,997, to John Carruth, whereby 90,000 vest upon performance-based milestones and 360,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share; and

v) warrants for 41,250 shares, valued at $22,915, to David Deming, whereby they vest monthly during the eleven-month period ending August 31, 2020, have a strike price of $.49 and a five-year term; and

vi) warrants for 79,397 shares, valued at $38,744, to John Lai, whereby they vested on December 31, 2019, have a strike price of $.50 and a five-year term; and

vii) warrants for 15,880 shares, valued at $7,749, the John Dolan, whereby they vested on December 31, 2019, have a strike price of $.50 and a five-year term; and

viii) warrants for 80,000 shares, issued as a detachable warrant in purchased units with a relative fair value of $34,609, whereby an accredited investor purchased 160,000 units for $104,000 at a rate of $.65/unit and a unit equates to one share of common stock and one-half warrant, and furthermore where the warrants are exercisable for a term of 3 years, have a strike price of $1.00/share and are vested immediately; and

ix) warrants to several directors for service to the Company, issued and vested on December 31, 2019, with a strike price of $.49/share, and exercisable for a five-year term as follows:

a)	To Gregory Cash, 7,059 warrants, valued at $3,445; and
b)	To Robert Rudelius, 5,735 warrants, valued at $2,799; and
c)	To Scott Johnson, 4,852 warrants, valued at $2,368; and
d)	To Randall Meyer, 4,852 warrants, valued at $2,368; and
e)	To David Deming, 4,412 warrants, valued at $2,153; and
f)	To James Martin, 4,412 warrants, valued at $2,153; and
g)	To Joseph Jasper, 3,528 warrants, valued at $1,722; and
h)	To David Masters, 2,647 warrants, valued at $1,292.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grants ranging between approximately 313% and 361%, which was arrived at by taking the number of trading days during the year ended on the date of the grant multiplied by the standard deviation of the percentage change in the closing market price on a day-by-day basis; and

ii) a risk-free rate identical to the U.S. Treasury 13-week treasury bill rate on the date of the grants between 2.30% and 1.51%.

During the nine months ended December 31, 2019, the Company cancelled 333,000 warrants to purchase a total of 333,000 shares of common stock including:

i) warrants for 270,000 shares, valued at $300,770 using the Black-Scholes model, $117,144 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the terms of such warrants dictating cancellation upon the two-month anniversary of a cease of service; and

ii) warrants for 54,000 shares that were never originally valued, were to be vested upon billing from service providers, and were cancelled because those services were never received; and

iii) warrants for 9,000 shares, valued at $6,800 using the Black-Scholes model, $6,800 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to termination of the holder’s service agreement by the Company.

A summary of warrant activity for the year ending March 31, 2019 and nine-month period ending December 31, 2019 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2018	3,138,046	0.66	2,190,241	0.63

Granted	1,782,478	0.46

Exercised	999,925	0.40

Expired	11,680	0.33

Cancelled	90,000	1.11

Outstanding, March 31, 2019	3,818,919	0.55	3,035,035	0.54

Granted	1,734,524	0.54

Cancelled	333,000	0.48

Outstanding, December 31, 2019	5,220,443	0.54	3,996,828	0.53

At December 31, 2019, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	2,466,025	0.33	5.01	2,473,900	0.33

.51-1.00	2,195,739	0.57	3.24	1,063,249	0.59

1.01-4.00	558,679	1.39	2.65	459,679	1.44

Total	5,220,443	0.54	4.01	3,996,828	0.53

For the nine-month periods ended December 31, 2019 and 2018, the total stock-based compensation on all instruments was $791,257 and $878,065, respectively. It is expected that the Company will recognize expense after December 31, 2019 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of December 31, 2019 in the amount of approximately $650,000.

NOTE 13 – SUBSEQUENT EVENTS

In January 2020 the Company issued 150,000 shares pursuant to our agreement with Launchpad IR entered into and accounted for in December of 2019 and 160,000 shares to an accredited investor for purchase of 160,000 units as described in this Form 10-Q’s Note 12’s Common Stock section.

In January 2020 the Company issued 63,141 shares of common stock to a former director of the Company pursuant to a cashless conversion provision within the holder’s warrant whereby 168,750 warrants with a strike price of $.30 per share were converted into 63,141 shares of common stock on a cashless basis.

On January 31st, 2020, the Company’s CEO, John Lai, converted on a cashless basis 168,750 warrants into 61,396 shares of common stock pursuant to a cashless conversion provision within a warrant he held whereby 168,750 warrants with a strike price of $.33 per share were converted into 61,396 shares of common stock on a cashless basis.

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

PetVivo was founded in 2013 by John Lai and John Dolan, and is based in suburban Minneapolis, Minnesota. PetVivo is a biomedical device company engaged in the business of acquiring/in-licensing and adapting human biomedical technology and products for commercial sale in the veterinary market to treat pets and other animals suffering from arthritis and other afflictions. PetVivo’s initial product, which is now being commercialized, is a medical device featuring the injections of patented gel-like, protein-based biomaterials into the afflicted body parts of dogs and horses suffering from osteoarthritis. PetVivo obtained the exclusive rights in a License Agreement for commercialization of Gel-Del technology for the treatment of pets and other animals.

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

The Technology of PetVivo licensed to Emerald under the exclusive license agreement includes Patents and Know-how involved with protein-based active agent delivery systems and related carrier formulations for utilization in human nutritional supplement applications.

The Company’s CEO and President, John Lai, owns approximately 3% of Emerald’s outstanding common stock. The Company’s Secretary, John Dolan, owns approximately 2% of Emerald’s outstanding common stock.

We launched our lead product, Kush™ in calendar Q2 2018. In Q4 2018 we issued a “Notice of Product Quarantine and Product Monitoring Period” notifying all product holders to suspend use of the product and place it in quarantine while the Company, through utilization of third-party testing vendors, perform additional testing of the product. During the nine months ended December 31, 2019, the Company began clearing product for release to the general public for Company-directed strategic purposes; see Note 3 for additional details. Kush is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. The Kush device is veterinarian-administered and should expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and the rest of the world through commercial partners. In September 2019, the Company entered into an agreement with a service provider to film a 12-part, monthly series of interviews with our CEO, John Lai, Company KOLs, and other media content to be aired on Bloomberg Television Network alongside 96 commercials throughout calendar year 2020.

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

Our biomaterials have been through a human clinical trial and have been classified as a medical device for use as a dermal filler. The FDA does not require submission of a 510(k) or formal pre-market approval for medical devices used in veterinary medicine.

RESULTS OF OPERATIONS

We are a development stage company with no history of commercial revenues, and we have incurred recurring substantial losses since inception. The following discussion should be read in conjunction with our unaudited financial statements and related notes included in this report.

Results of Operations for the Three Months Ended December 31, 2019 and 2018

Revenue – Revenue was $500 for the three-month period ended December 31, 2019 and $-0- for the three-month periods ended December 31, 2018.

Cost of Sales – Cost of sales was $2,145 for the three-month period ended December 31, 2019, which was made up entirely of costs incurred to clear product from quarantine phase, and $-0- for the three-month period ended December 31, 2018.

Gross Loss – Gross loss was ($1,645) for the three-month period ended December 31, 2019 and $-0- for the three-month period ended December 31, 2018.

Operating Expenses – Operating expenses for the three months ended December 31, 2019 were $571,116 compared to $559,617 for the three months ended December 31, 2018; the increase of $11,499 was primarily due to increased advertising and marketing expense of approximately $70,000 offset by decreased stock-based compensation expense of $80,000 among other things during the three months ended December 31, 2019. During the three-month period ended December 31, 2019, operating expenses were primarily made up of $137,725 in depreciation and amortization, $77,109 in sales and marketing expenses, and $323,476 in other general and administrative expenses. During the three-month period ended December 31, 2018, operating expenses were primarily made up of $162,590 in depreciation and amortization and $339,937 in other general and administrative expenses.

Other Income (Expense) – Other Income (Expense) for the three months ended December 31, 2019 of $21,568 is due to interest expense of ($8,418) related to convertible notes payable and notes payable – related party, and a gain on settlement of $29,986 related to settling an outstanding invoice of $39,986 for a one-time payment of $10,000. Other Income (Expense) for the three months ended December 31, 2018 of ($60,326) is due to interest expense related to notes payable and notes payable – related party.

Net Loss before Taxes and Net Loss – Our net loss for the three months ended December 31, 2019 was ($551,193), or ($.02) per share, compared to ($619,943), or ($.04) per share, for the three months ended December 31, 2018. The decreased loss of $68,750 was attributable primarily to the increase in Other Income (Expense) during the three months ended December 31, 2019 described above in the Other Income (Expense) section. The weighted average number of shares outstanding during the three-month periods ended December 31, 2019 and December 31, 2018 were 22,100,045 and 18,479,975, respectively.

Results of Operations for the Nine Months Ended December 31, 2019 and 2018

Revenue – Revenue was $500 for the nine-month period ended December 31, 2019 and $-0- for the nine-month period ended December 31, 2018.

Cost of Sales – Cost of sales was $5,990 for the nine-month period ended December 31, 2019, which was made up entirely of costs incurred to clear product from quarantine phase, and $-0- for the nine-month period ended December 31, 2018.

Gross Profit – Gross profit was ($5,490) for the nine-month period ended December 31, 2019 and $-0- for the nine-month period ended December 31, 2018.

Operating Expenses – Operating expenses for the nine months ended December 31, 2019 were $1,490,605 compared to $3,384,296 for the nine months ended December 31, 2018; the decrease of $1,893,691 was primarily due a grant of common stock issued to replace shares to officer whereby 803,385 shares valued at $1,446,094 were issued to John Lai during the nine months ended December 31, 2018. During the nine-month period ended December 31, 2019, operating expenses were primarily made up of $422,855 in depreciation and amortization and $942,725 in other general and administrative expenses. During the nine-month period ended December 31, 2018, operating expenses were primarily made up of $485,331 in depreciation and amortization and $2,737,171 in other general and administrative expenses.

Other Income (Expense) – Other Income (Expense) for the nine months ended December 31, 2019 of ($75,158) is primarily due to ($81,738) in loss on extinguishment of debt. Other Income (Expense) for the nine months ended December 31, 2018 of ($76,112) is primarily due to interest incurred related to notes payable and notes payable – related party.

Net Loss before Taxes and Net Loss – Our net loss for the nine months ended December 31, 2019 was ($1,571,252), or ($.08) per share, compared to ($3,460,408), or ($.19) per share, for the nine months ended December 31, 2018. The decreased loss of ($1,889,156) was attributable primarily to the increase in operating expenses during the nine months ended December 31, 2018 described above in the Operating Expenses section. The weighted average number of shares outstanding during the nine-month periods ended December 31, 2019 and December 31, 2018 were 20,681,994 and 18,073,786, respectively

Liquidity and Capital Resources

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

As of December 31, 2019, our current assets were $323,832 including approximately $106,240 in cash, $12,495 in inventory, $1,500 in investment – equity securities receivable, $500 in accounts receivable and $203,097 in prepaid expenses. In comparison, our current liabilities as of that date were $1,039,970 consisting of $723,680 of accounts payable and accrued expenses, $228,335 of accrued expenses – related party, $24,790 in operating lease liability and $63,165 in notes payable and accrued interest – related party. Our working capital deficiency as of December 31, 2019 was $716,138.

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

Net Cash Used in Operating Activities – We used ($415,138) of net cash in operating activities for the nine months ended December 31, 2019 compared to using ($597,098) of net cash for the nine months ended December 31, 2018. This decrease in cash used in operating activities was attributable primarily to an increase of stock-based compensation that was paid but not used and included in prepaids of approximately $155,000.

Net Cash Used in Investing Activities – We used ($46,872) of net cash in investing activities in the nine months ended December 31, 2019, consisting primarily of ($44,822) of costs capitalized to intangible assets, ($1,000) of costs capitalized to equipment and ($1,500) spent on equity securities of Emerald Organic Products (EMOR). This is compared to ($91,222) net cash used in investing activities in the nine months ended December 31, 2018, which was primarily due to ($70,040) of costs capitalized to intangible assets and ($23,181) in equipment purchases.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2019, we were provided by financing activities with net cash of $561,790 consisting of $280,000 in proceeds from entering into convertible notes payable and $339,000 in the sale of equity securities, which was partially offset by payments of debt principal and interest totaling ($57,211). In comparison, during the nine months ended December 31, 2018, we were provided by financing activities with net cash of $637,666 primarily due to proceeds from sales of common stock of $390,005, $209,748 from entering into bridge notes shown net of debt discount, and $50,000 from entering into bridge notes with related parties shown net of debt discount; these amounts were partially offset by repayments of debt principal and interest of ($12,087).

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

As of December 31, 2019, the Company’s inventory has a carrying value of $12,495 and is broken down into $56,201 of finished goods inventory, fully offset by a ($56,201) reserve for obsolete inventory, $3,127 of manufacturing supplies and $9,368 of raw materials.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At December 31, 2019, we are obligated for unpaid officer salaries and related payroll taxes and amounts payable to related parties of $228,335. This amount is included in accrued expenses – related party.

Notes Payable

As of December 31, 2019, we are obligated on the following notes:

1.	Third Parties – Principal	$280,000
	Third Parties – Interest	7,057
	Third Parties – Total	287,057

2.	Related Parties – Principal	62,332
	Related Parties – Interest	833
	Related Parties – Total	63,165
	Total	$350,222

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting. Management determined that internal control over financial reporting was not effective as of December 31, 2019.

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

As part of the preparation of this report, we have applied compensating procedures and processes as necessary to attempt to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

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

There were no significant changes in our internal control over financial reporting during the third quarter of our fiscal year ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2019, the Company sold and issued 486,000 shares of common stock to six shareholders for $135,000 used for general working capital purposes and issued 360,000 shares to two service providers for $171,000 worth of various investor relations services.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.24	Exclusive License Agreement PetVivo Muco-Adhesion to Emerald Organic Products, Inc.		10-Q	9/30/2019	10.24	11/19/2019
10.25	John Lai Employment Agreement	X
10.26	John Carruth Employment Agreement
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase
101.ins	XBRL Instance Document

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 7, 2020	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

February 7, 2020	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

