Form 10-K
period 2020-03-31
PetVivo Holdings, Inc.
filed 2020-06-30
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2020

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

[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter— $7,209,634.

As of June 30, 2020, there were 23,111,857 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

In August of 2013, in exchange for 1,305,000 shares of the Company’s common stock, PetVivo entered into an exclusive worldwide license for the commercialization of a patented biomaterials technology for the veterinary treatment of animals having orthopedic joint afflictions (“Technology”). The Technology was developed by Gel-Del Technologies Inc., a Minnesota corporation (“Gel-Del”). Gel-Del was a biomaterials development and manufacturing company focused on human and companion animal applications of its biomaterials technology; our initial product, Kush™, is derived from the licensed Technology.

Kush is comprised of a patented, gel-like, protein-based biomaterial which may be injected into the afflicted body parts of companion animals suffering from osteoarthritis. Kush’s predecessor formulation completed a Gel-Del-sponsored 145 patient First-in-Man IDE clinical trial using the novel thermoplastic biomaterial as dermal filler for human cosmetic applications. We have since terminated the License Agreement based upon consummation of the Gel-Del merger as indicated herein.

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

 Pursuant to the Merger, we issued a total of 4,905,000 shares of our common stock pro rata to the pre-merger shareholders of Gel-Del, resulting in each outstanding common share of Gel-Del being converted into 0.798 common share of the Company; .634 share was issued in relation to the merger and .164 share was issued pursuant to the License Agreement. The 4,905,000 shares represented approximately 30% of our total post-merger outstanding common shares and were valued at the closing price of our common shares on the effective date of the Merger of $0.44 per share, resulting in total consideration of $2,180,000.

Company Overview

We are headquartered in suburban Minneapolis, Minnesota. We are a veterinary biotech and biomedical device company primarily engaged in the business of translating or adapting human biotech and medical technology into products for commercialization in the veterinary market to treat companion animals such as dogs, horses, cats, and other animals suffering from osteoarthritis and other afflictions. Our initial product, Kush, is an intra-articular injection comprised of patented, gel-like biomaterials that is being commercialized for companion animal osteoarthritis.

PetVivo’s proprietary biomaterials simulate a body’s cellular tissue by virtue of their reliance upon natural protein compositions which incorporate such “tissue building blocks” as collagen and elastin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (PLA, PLGA and the like) and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary, protein-based biomaterials appear to mimic the body’s tissue thus allowing integration, tissue repair, and possibly regeneration in long-term implantation. A derivative of our Kush particles has inherent thermoplastic properties that can be utilized to manufacture or coat implantable devices such as stents and shunts. All of our biomaterials are produced using a patented and scalable self-assembly production process.

CURRENT BUSINESS OPERATIONS

General

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets. We operate in the $19 billion US veterinary care market that has grown at a CAGR of 4.8% between 2015 and 2019 according to the American Pet Products Association. Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals.

The role of pets in the family has greatly evolved in recent years. Many pet owners consider their pets an important member of the family. They are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

We intend to leverage investments already expended in the development of human therapeutics to commercialize treatments for pets in a capital and time-efficient way. A key component of this strategy is the potential for an accelerated timeline to revenues for veterinary medical devices, which can enter the market earlier than the more stringently regulated veterinary pharmaceuticals or human therapeutics.

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

Using industry sources, we estimate osteoarthritis afflicts approximately 20 million owned dogs in the United States and the European Union, making canine osteoarthritis a $5 billion market opportunity if selling the product at $250 per canine unit; this does not factor in any contra-lateral usage of the product by veterinarians. See Johnston, Spencer A. “Osteoarthritis. Joint anatomy, physiology, and pathobiology.” The Veterinary clinics of North (1997):699-723;

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

Osteoarthritis is a condition with degenerating cartilage, creating joint stiffness from mechanical stress resulting in inflammation and pain. The lameness caused by osteoarthritis worsens with time from the ongoing loss of protective cushion and lubricity. There are currently very few treatments for osteoarthritis; some of which are palliative pain therapy and joint replacement. Non-steroidal, anti-inflammatory drugs (NSAIDs) are used to alleviate the pain and inflammation, but long-term use has been shown to cause gastric problems. NSAIDs do not treat the cartilage degeneration issue to halt or slow the progression of the osteoarthritis condition.

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

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. The Kush device is veterinarian-administered and should expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues

We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the company’s vast proprietary product pipeline, the Company is seeking to continue to develop strategic out-licensing partnerships to provide secondary revenues.

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and the rest of the world through commercial partners. In September 2019, the Company entered into an agreement with a service provider to film a 12-part, monthly series of interviews with our CEO, John Lai, Company key opinion leaders, and other media content to be aired on Bloomberg Television Network alongside 96 commercials; we anticipate this program to begin in calendar year 2020.

Most veterinarians in the United States buy a majority of their equipment and supplies from one of four veterinary-product distributors. Combined, these four distributors deliver more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. We plan to have our product distribution leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We plan to support this distribution channel with regional sales representatives. Our representatives will support our distributors alongside the veterinary clinics and hospitals. We will also target pet owners with product education and treatment awareness campaigns utilizing a variety of digital marketing tools. The unique nature and the anticipated benefits provided by our products are expected to generate significant consumer response.

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

5

Product Pipeline

In some of our past filings of our annual report on Form 10-K, we included a current pipeline table as above which was incorrect, and the foregoing table has been revised to reflect our current estimates of each product for the above categories. The primary reason we failed to satisfy the respective estimated dates in any earlier filings was because we did not receive anticipated substantial funding needed to satisfy those earlier performance estimates.

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

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks and trade secrets. We have nine issued United States Patents. In addition to the United States patent portfolio we also have ten patents granted in key markets around the world including Canada, Australia and the European Union. We have an additional application pending in the European Union.

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

8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof

8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof

8,465,537 – Encapsulated or Coated Stent Systems

8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

10 Foreign Patents Granted & Allowed

9 Patent Apps Pending (US & Foreign)

To maximize the strength and value of our patent portfolio, many of the claims use the transitional term “comprising”, which is synonymous with “including,” This use of transitional language is inclusive or open-ended and does not exclude additional, unrecited elements or method steps. Our patents also include method claims covering many of the applications and uses of the biomaterials as medical devices and drug delivery systems. With nine issued or allowed United States Patents that contain 312 claims, our intellectual property portfolio strongly protects our proprietary technology, including the composition of raw elements used to produce our formulations, the fabricated biomaterials and their application in end products, thereby making our material and devices much more attractive to industry partners.

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

Companion Animal Market

Over the last several decades, we believe the animal health market and industry has a strong component in the overall U.S. economy and is more resistant to economic cycles. The veterinary sector is as an attractive area to participate in the growth of the broader healthcare industry without reimbursement risk. Based on our best knowledge, the pet industry will generate an estimated $99 billion in expenditures on pets this year—a number that leads to a CAGR of approximately 5% over the past five years (APPA). Vet Care constitutes about $19 billion of the market, while Therapeutics, a subsection of Vet Care, constitutes a smaller amount. However, we believe Therapeutics is poised to expand as pet care becomes more complex and companies launch new products for unmet needs. The growth in the U.S. companion animal market has been continuing to increase due to the increase in the number of pet-owning households.

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

Particle Devices

Orthopedic Joint Treatments

A treatment for joint pain, which is made of injected, protein-based, gel-like particles. In vivo studies indicate that the gel particle device can easily be combined with synovial fluid in a rabbit knee to form a joint cushion, buffering the adjacent bones/cartilage where no damage was caused to the cartilage from replacing the synovial fluid. The particles show an effectiveness to repair, reconstitute or remodel the tissue, cartilage, ligaments and/or bone and/or enhance the functionality of the joint (e.g. repair deteriorated components present in the joint to provide cushion or shock-absorbing features to the joint and to provide joint lubricity)

AppTec Laboratories accomplished a gel-particle rabbit study. In short, New Zealand white rabbits (6) were injected in both stifle joints (knees) to fill but not extend the synovial space (~0.5 cc GDP/site). Rabbits were tested every other day for abnormal clinical signs including range of motion and joint observations until sacrifice. Behavioral testing revealed no abnormal scores for range of motion, withdrawal response, or joint observations (all animals were 100% normal). At one week and at four weeks the animals were sacrificed. AppTec pathologists evaluated knee joint histology. The reported cartilage surfaces of the femoral and tibia condyles and the menisci were grossly and histologically 100% normal for all animals and test sites. The test particles were found in all of the injection sites.

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

We use existing, scalable processes to reduce the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. We are working to scale the manufacturing process, to date having made batches in up to 2.0-kilogram quantities to near GMP (Good Manufacturing Practices) standards.

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

We have incurred substantial losses since commencing our business. For our fiscal years ended March 31, 2020 and 2019, we lost approximately $2.08 million and $4.76 million, respectively, without obtaining any material, commercial revenues. As of March 31, 2020, we had an accumulated deficit of approximately $54.59 million. In order to achieve and sustain future revenue growth, we must succeed in our current commercialization of our Kush product for treatment of companion animal osteoarthritis or find other methods of obtaining material cash flows. That will likely require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

Our auditors have expressed doubt about our ability to continue as a going concern.

The report of our independent registered accounting firm that audited our March 31, 2020 and 2019 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent primarily upon our continuing to raise sufficient working capital to support our operations until attaining profitability, which may never happen. If we are unable to secure sufficient funding we may not be able to continue as a going concern.

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

We will rely on third-party vendors or contractors to provide ingredients for and to possibly complete part of or all of the manufacturing procedures while producing our Kush products. Any loss of one or more of these third-party contractors could disrupt our business adversely and cause a material negative effect on our operations.

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

If any part of manufacturing or R&D is done in-house, the proper completion of our suburban, MN facility with the appropriate certifications is imperative and if not done so, it may have a material adverse impact on our operations.

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

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international and domestic commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing Coronavirus (COVID-19) epidemic) and other events beyond our control. Such events could make it difficult or impossible for us to deliver our products to our customers, and could decrease demand for our products.

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

The effective operation of our business and operations will depend significantly on our information technology and computer systems. We will rely on these systems to effectively manage our sales and marketing, accounting and financial, and legal and compliance functions, new product development efforts, research and development data, communications, supply chain and product distribution, order entry and fulfillment, and other business processes. Any material failure of our information technology systems to perform satisfactorily, or their damage or interruption from circumstances beyond our control such as power outages or natural disasters, could disrupt our business materially and result in transaction errors, processing inefficiencies, and even the loss of sales and customers causing our business and results of operations to suffer materially.

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

Our Articles of Incorporation authorize the issuance of 225,000,000 shares of common stock and 20,000,000 shares of preferred stock. The Board of Directors has the authority to issue additional shares of our capital stock to provide additional financing in the future, or for other matters in their discretion, and the issuance of any such shares may result in a reduction of the book value or market price of the then outstanding shares of our common stock. If we do issue any such additional shares in the future, such issuance also will cause a reduction in the proportionate ownership and voting power of current stockholders.

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

ITEM 2. PROPERTIES

Property held by us. As of March 31, 2020, we do not own any interests in real estate. We rent our Edina, Minnesota office in suburban Minneapolis under the provisions of a long-term lease.

Our Facilities. Our executive, administrative and operating offices are located at 5251 Edina Industrial Blvd., Edina, Minnesota 55439. We believe that our facility is adequate for our needs and that additional suitable space will be available on acceptable terms as required.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

During the fiscal years ended March 31, 2019 and 2020, our common stock was listed for quotation on the OTC Pink Sheets and OTCQB markets under the symbol “PETV.” The following table sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Pink Sheets and OTCQB markets. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not reflect actual transactions.

Quarter Ended	High Bid	Low Bid
June 30, 2018	$2.04	$1.17
September 30, 2018	$1.39	$0.66
December 31, 2018	$0.72	$0.27
March 31, 2019	$1.19	$0.33
June 30, 2019	$0.44	$0.14
September 30, 2019	$0.44	$0.26
December 31, 2019	$0.88	$0.35
March 31, 2020	$0.55	$0.12

Stockholders

The approximate number of stockholders of record at March 31, 2020 was 246. The number of stockholders of record does not include beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividend Policy

We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our Board of Directors.

RECENT SALES OF UNREGISTERED SECURITIES

During fiscal year ended March 31, 2020 and to date, we issued an aggregate of 3,044,657 shares of unregistered common stock as follows:

i) 348,000 shares to John Lai (CEO, President & Director) pursuant to a Settlement Agreement whereby Mr. Lai agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $116,000 and hold the shares for a period of at least 3 years;

ii) 575,806 shares to Randall Meyer (Director) pursuant to a Settlement Agreement whereby Mr. Meyer agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $191,936 and hold the shares for a period of at least 3 years;

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

ix) 90,000 shares to service providers for investor relations and marketing services performed by Barry Kaplan Associates during the six-month period ending in April 2020; and

x) 160,000 units in exchange for $104,000, which equates to $.65/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $69,391 and the warrants are described below in this Form 10-K’s Note 13’s “Warrants” subsection; and

xi) 150,000 shares of common stock to a service provider, Launchpad IR, at $.42/share for total consideration of $70,500, for investor relations services.

xii) 63,141 shares of common stock to a former Director of the Company pursuant to a cashless conversion feature within the former Director’s warrant for 168,750 shares, equating to a conversion rate of .37:1.00; and

xiii) 61,396 shares of common stock to a John Lai, the CEO of the Company, pursuant to a cashless conversion feature within his warrant for 168,750 shares, equating to a conversion rate of .36:1.00.

The transactions outlined directly above and enumerated i) through iii) yielded a reduction of $375,936 in Accrued Expenses – Related Party that was owed and payable to them arising from services they provided in the past. The settlement of $80,029 explained in number iv above for a former employee’s accrued salary was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to the transactions numbered i) through iv).

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 600,000 escrowed shares that he never returned to the Company’s Treasury.

After the balance sheet date of March 31, 2020, the Company sold and agreed to issue 80,000 units in exchange for $52,000, which equates to $.65/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $34,709 and the warrants are described below in this Form 10-K’s Note 13’s “Warrants” subsection

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

At March 31, 2020, the Company has issued 1,555,700 warrants to Directors and Officers in connection with Equity Compensation Plans as indicated in the below Equity Compensation Plan Information table as of March 31, 2020, below:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	-0-	$-0-	-0-
Equity compensation plans not approved by security holders	1,555,700	0.52	86,733,333
Total	1,555,700	$0.52	86,733,333	*

*calculated by taking eligible future cash compensation to be earned of $69,375 and converting at a rate of $.001 (par value) per share, grossing up 125%, and adding additional approved warrants for 15,000 shares

Please see Note 17 – Subsequent Events regarding this equity compensation plan information.

As of the date of this Annual Report, we have a compensation plan in place for directors and officers whereby they are eligible to earn cash and equity compensation in the form of warrants for their service on various committees, our manufacturing task force, the board of directors, and as officers as follows:

Cash Compensation for Period Between September 1, 2019 and August 31, 2020
Position	Cash Compensation
Chairman of the board of Directors	$5,000
Chairman of the Audit Committee	$5,000
Chairman of the Compensation Committee	$5,000
Chairman of the Nominating and Governance Committee	$3,000
Member of the Audit Committee	$2,500
Member of the Compensation Committee	$2,500
Member of the Nominating and Governance Committee	$1,500
Member of Manufacturing Task Force	$1,500	*
CEO	$100,000
CFO	$100,000
General Counsel	$36,000
*for a 6-month term ending February 29, 2020

All cash compensation as outlined in the above table titled Cash Compensation for Period Between September 1, 2019 and August 31, 2020, can be converted at the Company’s option into warrants at a rate commensurate with the Variable Weighted Average Price (“VWAP”) as determined by taking the dollars traded for every transaction during the last full calendar week of trading during a fiscal quarter (price multiplied by the number of shares traded) and then dividing by the total shares traded over that same period; the resulting number of warrants is then grossed up 125% (for example, 100 warrants is grossed up to 125 warrants) and issued with an exercise price equal to the VWAP as calculated above, and a term of 5 years.

Pursuant to agreements with John Dolan, John Lai and John Carruth, the Company issued warrants for 220,500 shares of common stock to John Dolan, whereby 40,500 were granted as a bonus and were vested immediately on the October 31, 2019 grant date, 90,000 that vest upon a performance-based milestone, and 90,000 that vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share. Similarly, the Company issued warrants for 540,000 shares to John Lai, whereby 180,000 vest upon performance-based milestones and 360,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share. Finally, the Company issued warrants for 450,000 shares to John Carruth, whereby 90,000 vest upon performance-based milestones and 360,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share.

Finally, 15,000 warrants for common stock for non-officer, independent directors were approved for issuance if the respective director remained in service as a board member through August 31, 2020 as follows: i) 7,500 to Joseph Jasper whereby 3,750 vest each month for the 2-month period ending August 31, 2020; and ii) 7,500 to Robert Rudelius whereby 3,750 vest each month for the 2-month period ending August 31, 2020. Both Joseph Jasper and Robert Rudelius’ warrants for 7,500 shares will have an exercise price equal to the prevailing price on the date of issuance, which is expected to be July 1, 2020, and will be exercisable for 5 years form that date.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements for the year ended March 31, 2020, together with notes thereto as included in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in our forward-looking statements. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

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

RESULTS OF OPERATION

	For Fiscal Year Ended March 31, 2020	For Fiscal Year Ended March 31, 2019

Revenues	$3,588	$0

Total Cost of Sales	19,710	77,936

Total Operating Expenses	2,000,010	4,594,872

Total Other Income (Expense)	(66,602)	(84,950)

Net Loss	(2,082,734)	(4,757,758)

Net loss per share - basic and diluted	$(.10)	$(.26)

For Fiscal Year Ended March 31, 2020 Compared to Fiscal Year Ended March 31, 2019

Total Revenues. For fiscal year ended March 31, 2020, we earned $3,588 in revenue compared to $-0- earned in revenue during fiscal year ended March 31, 2019 (an increase of $3,588).

These sales represented sample product sales, with no commercial sales.

Total Cost of Sales. For fiscal year ended March 31, 2020, we incurred $19,710 in expense compared to $77,936 in fiscal year ended March 31, 2019. Cost of sales during the year ended March 31, 2020 was made up of costs during the year and subsequent reserve for obsolete inventory. Cost of sales during the year ended March 31, 2019 was made up of a reserve for obsolete inventory taken due to an analysis that included the product status, shelf life, and lack of material sales.

Operating Expenses. Operating expenses for fiscal year ended March 31, 2020 were $2,000,010 compared to $4,594,872 for fiscal year ended March 31, 2019 (a decrease of $2,594,862). For fiscal year ended March 31, 2020, our operating expenses consisted of: (i) $12,672 (2019: $200,982) in research and development, (ii) $171,509 in sales and marketing (2019: $38,348), (iii) $1,784,557 (2019: $4,251,742) in general and administrative and (iv) $31,272 in intangible impairment (2019: $103,800). The major differences in general and administrative expenses was the large decrease in other general and administrative expenses mainly attributable to $861,592 in common stock issued to John Lai to replace shares he gave up into escrow, and $584,501 in common stock issued to John Lai to replace shares he gave up to secure funding in 2015. General and administrative expenses generally include corporate overhead, financial and administrative contracted services, marketing, and consulting costs.

Thus, our operating loss for fiscal year ended March 31, 2020 was $2,016,132 compared to an operating loss of $4,672,808 for fiscal year ended March 31, 2019.

Other Income (Expense). Other Income (Expense) for fiscal year ended March 31, 2020 was ($66,602) (2019: ($84,950)). Other expenses consisted of: (i) gain on settlements of $47,710 (2019: $-0-), (ii) interest expense of ($32,185) (2019: ($84,950)), (iii) Loss on sale of assets of ($389) (2019: $-0-), and (iv) Loss on debt extinguishment of ($81,738) (2019: $-0-).

Net Loss before Taxes and Net Loss. Our net loss before taxes for fiscal year ended March 31, 2020 was ($2,082,734) or ($.10) per share as compared to ($4,757,758) or ($.26) per share for fiscal year ended March 31, 2019. Net loss generally decreased primarily due to the following differences in fiscal year ended March 31, 2019: increased expense related to sales and marketing of $133,161, a decrease in expense related to research and development of $188,31, a decrease in Intangible impairment of $72,528, and a decrease in general and administrative expenses of $2,467,185. The weighted average number of shares outstanding during fiscal year ended March 31, 2020 was 21,222,359 compared to 18,451,797 for fiscal year ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Fiscal Year Ended March 31, 2020

As of March 31, 2020, our current assets were $197,105 and our current liabilities were $1,147,805 which resulted in a working capital deficit of $950,700.

As of March 31, 2020, our current assets were comprised of: (i) $888 in cash and cash equivalents; (ii) $1,000 in accounts receivable; (iii) $52,000 in equity sale proceeds receivable; (iv) $9,694 in restricted cash; (v) $1,500 in investments – equity securities; and (vi) $132,023 in prepaid expenses. As of March 31, 2020, our total assets were $522,517 comprised of: (i) current assets of $197,105; (ii) $109,907 in property and equipment (valued at $221,493 less depreciation of $111,586); (iii) $8,201 in a security deposit; (iv) $58,611 in trademark and patents – net; and (v) $148,693 in operating lease right-of-use.

As of March 31, 2020, our current liabilities were comprised of: (i) $794,057 in accounts payable and accrued expenses; (ii) $252,607 in accrued expenses – related party; (iii) $15,095 in notes payable and accrued interest; (iv) $61,255 in notes payable and accrued interest – related party; and (v) $24,791 in operating lease liability – short term.

Stockholders’ deficit increased from ($844,817) on March 31, 2019 to ($1,036,170) on March 31, 2020.

At the present time the Company does not have sufficient funds to continue initial commercial operations, scale manufacturing, and launch an in-depth sales and marketing campaign. The Company has entered into letters of intent with multiple independent distributors, is setting up its manufacturing facility, team, and consulting group, however these things are not capable of producing product as of the balance sheet date. To effectively commercialize our products, the Company will need to raise substantial capital, which there is no assurance will happen. During the year ended March 31, 2020 the Company added several new independent board members and has enhanced its corporate governance through increased activity from its audit, compensation, and nominating and governance committees.

Cash Flows from Operating Activities. We have not generated positive cash flows from operating activities due to a lack of material revenues. For the fiscal year ended March 31, 2020, net cash flows used in operating activities was ($494,252) (2019: ($736,445)). Net cash flows used in operating activities during fiscal year ended March 31, 2020 consisted primarily of a net loss of ($2,082,734) (2019: ($4,757,758)), which was primarily adjusted by: (i) ($962,678) of stock-based compensation (2019: $1,642,869); (ii) $-0- in common stock issued to replace shares given up into escrow (2019: $1,446,093); (iii) $559,544 (2019: $646,921) in depreciation and amortization. The stock-based compensation expenses including warrant and common stock issuances helped us to operate the business with minimal amounts of cash on hand at any given time during the year.

Cash Flows from Investing Activities. For fiscal year ended March 31, 2020, net cash flows used by investing activities was ($65,196) (2019: ($103,807)) consisting of: (i) a $-0- (2019: (1,999)) change in security deposit and other assets; (ii) ($32,791) (2019: ($27,119)) in purchases of equipment; (iii) ($43,386) (2019: ($78,687)) in patents and trademarks; (iv) $450 (2019: $-0-) in proceeds from sale of equipment; and (v) ($1,500) (2019: $-0-) in increase in investments – equity securities.

Cash Flows from Financing Activities. We have financed our operations primarily from debt or the issuance of equity instruments. For fiscal year ended March 31, 2020, net cash flows provided from financing activities was $565,907 (2019: $609,377) consisting of: (i) $339,000 (2019: $399,865) in common stock and warrants issued for cash; (ii) $15,000 (2019: $215,000) in proceeds from notes payable, which was partially offset by ($19,565) (2019: ($50,482)) in repayments; (iii) $-0- (2019: $70,000) in proceeds from notes payable – related parties, which was offset by ($30,000) (2019: ($25,006)) in repayments; (iv) $280,000 (2019: $-0-) in proceeds from convertible notes payable, which was partially offset by ($18,537) (2019: $-0-) in repayments.

MATERIAL COMMITMENTS

Related Party Accrued Salaries and Accounts Payable

We are indebted to related parties. At March 31, 2020, we are obligated for current and former unpaid officer and director salaries and payables and related payroll taxes payable of $252,607. This amount is included in accounts payable and accrued expenses – related parties.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2020 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a working capital accumulated deficit, and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. The Company adopted Topic 842 on April 1, 2019 and resulted in a right of use asset and liability of $154,917.

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

March 31, 2020 and 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

PetVivo Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of PetVivo Holdings, Inc. (the Company) as of March 31, 2020 and 2019, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended March 31, 2020 and 2019 and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2020 and 2019 and the results of its operations and its cash flows for the years ended March 31, 2020 and 2019 in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 12 to the financial statements, the Company had a net loss and cash used from operations of approximately $2,082,734 and $496,589, respectively, for the year ended of March 31, 2020 and a working capital deficit of approximately $950,700 as of March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Very truly yours,

We have served as the Company’s auditor since 2019
Margate, Florida

June 29, 2020

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	March 31, 2019
Assets:
Current Assets
Cash and cash equivalents	$888	$6,460
Accounts receivable	1,000	-
Equity sale proceeds receivable	52,000	-
Restricted cash	9,694	-
Inventory, net	-	12,495
Employee advance	-	2,500
Prepaids	132,023	34,327
Investments – equity securities	1,500	-
Total Current Assets	197,105	55,782

Property and Equipment:
Property & equipment	221,493	149,802
Less: accumulated depreciation	(111,586)	(112,453)
Total Fixed Assets	109,907	37,349

Other Assets:
Trademark and patents-net	58,611	589,817
Operating lease right-of-use asset	148,693	-
Security deposit	8,201	8,201
Total Other Assets	215,505	598,018
Total Assets	$522,517	$691,149

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable & accrued expenses	$794,057	$854,990
Accrued expenses - related party	252,607	576,393
Operating lease liability – short term	24,791	-
Notes payable and accrued interest	15,095	18,831
Notes payable and accrued interest - related party	61,255	85,752
Total Current Liabilities	1,147,805	1,535,966

Other Liabilities
Convertible notes and accrued interest payable	286,981	-
Operating lease liability (net of current)	123,901	-
Total Other Liabilities	410,882	-
Total Liabilities	$1,558,687	$1,535,966

Commitments and Contingencies (Note 14)

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at March 31, 2020 and March 31, 2019
Common stock, par value $0.001, 225,000,000 shares authorized, issued 22,911,857 and 19,867,200 shares outstanding at March 31, 2020 and March 31, 2019	22,911	22,074
Common stock to be issued	52,000	86,333
Additional Paid-In Capital	53,477,565	51,552,688
Accumulated Deficit	(54,588,646)	(52,505,912)
Total Stockholders’ Deficit	(1,036,170)	(844,817)
Total Liabilities and Stockholders’ Deficit	$522,517	$691,149

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended	Year Ended
	March 31, 2020	March 31, 2019

Revenues	$3,588	$-
Inventory Write-Down	19,710	77,936
Total Cost of Sales	19,710	77,936

Gross Profit	(16,122)	(77,936)

Operating Expenses:

Research and Development	12,672	200,982
Intangible Impairment	31,272	103,800
Sales and Marketing	171,509	38,348

General and Administration:
Depreciation and Amortization	559,544	646,921
Other General and Administrative	1,225,013	3,604,821
Total General and Administration	1,784,557	4,251,742

Total Operating Expenses	2,000,010	4,594,872

Operating Loss	(2,016,132)	(4,672,808)

Other Income (Expense)
Gain on Settlements	47,710	-
Loss on Sale of Assets	(389)	-
Loss on Extinguishment of Debt	(81,738)	-
Interest Expense	(32,185)	(84,950)
Total Other Income (Expense)	(66,602)	(84,950)

Net Loss before taxes	$(2,082,734)	$(4,757,758)

Income Tax Provision	-	-

Net Loss	(2,082,734)	(4,757,758)

Net Loss Per Share – Basic And Diluted	$(0.10)	$(0.26)

Weighted Average Common Shares Outstanding - Basic And Diluted	21,222,359	18,451,797

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Common
	Common Stock		Paid-in	Accumulated	Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance March 31, 2018	16,451,167	$18,279	$47,257,557	$(47,748,154)	$608,966	$136,648
Common stock issued	904,758	1,005	607,961	-	(608,966)	-
Common stock returned	-	-	(177,600)	-	-	(177,600)
Common stock sold	999,923	1,111	398,754	-	-	399,865
Stock-based compensation	24,384	27	1,556,509	-	86,333	1,642,869
Stock granted for debt conversion	763,921	849	386,863	-	-	387,712
Common stock issued to replace shares to officer	723,047	803	1,445,290	-	-	1,446,093
Common stock issued by officer	-	-	77,354	-	-	77,354
Net loss	-	-	-	(4,757,758)	-	(4,757,758)
Balance March 31, 2019	19,867,200	$22,074	$51,552,688	$(52,505,912)	$86,333	$(844,817)
Adjustment for 9-for-10 reverse stock split	254	(2,206)	2,206	-	-	-
Common stock issued	77,700	78	86,255	-	(86,333)	-
Common stock sold	1,006,000	1,006	303,385	-	34,709	339,100
Warrants sold	-	-	34,609	-	17,291	51,900
Warrant conversions	124,537	124	(124)	-	-	-
Stock-based compensation	540,300	540	962,138	-	-	962,678
Stock granted for settlement	1,295,866	1,295	536,408	-	-	537,703
Net loss	-	-	-	(2,082,734)	-	(2,082,734)
Balance March 31, 2020	22,911,857	$22,911	$53,477,565	$(54,588,646)	$52,000	$(1,036,170)

The accompanying notes are an integral part of these consolidated financial statements.

Shares retroactively restated for 9-for-10 reverse stock split in November of 2019

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the year ended	For the year ended
	March 31, 2020	March 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Year	$(2,082,734)	$(4,757,758)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	863,012	1,642,869
Depreciation and amortization	559,544	646,921
Loss on debt extinguishment	81,738	-
Intangible impairment	31,272	103,800
Loss on sale of assets	389	-
Gain on settlement	(47,710)	-
Common stock issued to replace shares to officer	-	1,446,093
Common stock issued by officer on behalf of PetVivo	-	77,354
Beneficial conversion feature	-	66,248
Write-off of accounts receivable	-	163
Common stock returned	-	(177,600)
Changes in Operating Assets and Liabilities
Decrease in inventory	12,495	13,059
Increase in prepaid expenses and employee advances	4,470	(14,379)
Increase in receivables	(1,000)	-
Interest accrued on convertible notes payable	25,518	-
Interest accrued on notes payable - related party	5,504	9,201
Interest accrued on notes payable	820	8,593
Increase (Decrease) in accounts payable and accrued expense	(4,232)	182,482
Increase (Decrease) in accrued expenses - related party	54,325	16,509
Net Cash Used In Operating Activities	(496,589)	(736,445)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in security deposit	-	1,999
Increase in investments - equity securities	(1,500)	-
Proceeds from sale of equipment	12,481	-
Purchase of equipment	(32,791)	(27,119)
Increase in patents and trademarks	(43,386)	(78,687)
Net Cash Used in Investing Activities	(65,196)	(103,807)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sale	339,000	399,865
Proceeds from convertible notes	280,000	-
Proceeds from notes	15,000	215,000
Proceeds from notes - related parties	-	70,000
Repayments of convertible notes	(18,537)	-
Repayments of notes payable	(19,556)	(50,482)
Repayments of notes payable - related party	(30,000)	(25,006)
Net Cash Provided by Financing Activities	565,907	609,377

Net Increase (Decrease) in Cash and Restricted Cash	4,122	(230,875)
Cash and Restricted Cash at Beginning of Year	6,460	237,335
Cash and Restricted Cash at End of Year	$10,582	$6,460

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$23,805	$20,181
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes Payable interest converted into common stock	$-	$4,280
Notes Payable interest converted into common stock - related parties	$-	$1,722
Proceeds not received at balance sheet date pursuant to Stock and Warrant sales	$52,000	$-
Leasehold improvements included in accounts payable	$67,361	$-
Warrants converted	$124	$-
Prepaid stock-based compensation for services	$99,664	$-
Stock granted for debt conversions	$-	$387,712
Stock granted pursuant to settlements	$537,703	$-

The accompanying notes are an integral part of these consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2020

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

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo, Inc. All intercompany accounts have been eliminated upon consolidation.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2020, and March 31, 2019 the Company had no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of March 31, 2020, the Company did not have any cash balances in excess of the federally insured limits.

(H) Property & Equipment

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

(I) Patents and Trademarks

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

(J) Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has 4,901,119 warrants outstanding as of March 31, 2020, with varying exercise prices ranging from $3.89 to $.30/share. The weighted average exercise price for these warrants is $.53/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company had 3,818,919 warrants outstanding as of March 31, 2019 with varying exercise prices ranging from $3.89 to $.33/share. The weighted average exercise price for these warrants was $.55/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company uses the guidance in Accounting Standards Codification # 260 (“ASC 260”) to determine if-converted loss per share. ASC 260 states that convertible securities should be considered exercised at the later date of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be antidilutive.

At March 31, 2020, the Company had $280,000 in convertible notes and $6,981 in accrued interest outstanding, these notes mature in our fiscal quarter ended June 30, 2021; see Note 9 to these financial statements for more information on these convertible notes. If converted, the $286,981 in outstanding principal and accrued interest would convert into 397,359 shares of common stock at a rate of $.72 per share.

(K) Revenue Recognition

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

(L) Research and Development

The Company expenses research and development costs as incurred.

(M) Fair Value of Financial Instruments

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party, and others. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2020 and March 31, 2019, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at March 31, 2020 and March 31, 2019.

(N) Stock-Based Compensation - Non-Employees

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

(O) Income Taxes

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

(P) Inventory

Inventories are recorded in accordance with ASC 330 and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology and capitalize costs on a project basis as they occur. The current marketed shelf life of our Kush inventory is 3 years. However, management reserves the right to review and adjust this as necessary.

(Q ) Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Topic 842 affects any entity that enters into a lease, with some specified scope exemptions. The guidance in this ASU supersedes Topic 840, Leases. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. A lessee should recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use (“ROU”) asset representing its right to use the underlying asset for the lease term. The Company adopted Topic 842 on April 1, 2019 and resulted in a right of use asset and liability of $154,917.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. Early adoption is permitted. The Company is currently assessing the impact of this standard on their Financial Statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of March 31, 2020 and March 31, 2019, respectively, the Company had approximately $50,000 and $78,000 of finished goods inventory; however, reserves of equal amounts for each respective period were taken because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales, primarily due to (among other things) the fact the Company has not obtained controlled study data detailing the safe and effective use of Kush™ in dogs and horses.

As of March 31, 2019, all of the Company’s finished goods inventory were in quarantine due to a contamination issue. During the year ended March 31, 2020, the Company released some inventory for sale and sample to the public.

Total Inventory is broken out as follows:

	March 31, 2020	March 31, 2019
Finished Goods	$50,357	$77,936
Reserve for Obsolete Inventory	(50,357)	(77,936)
Work in Process	-0-	-0-
Manufacturing Supplies	-0-	3,127
Raw Materials	-0-	9,368
Total Inventory	$-0-	$12,495

NOTE 3 – INVESTMENTS – EQUITY SECURITIES

On June 28, 2019, the Company entered into a purchase agreement with a third-party to purchase 1,500,000 shares of Emerald Organic Products, Inc. (OTC Pink: “EMOR”) common stock for consideration of $1,500 in cash. The Company applied guidance from ASU No. 2016-01 Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities and ASC 820 to arrive at a fair value at March 31, 2020, of $1,500. The Company took into account many factors when determining the stock’s fair value including, but not limited to, the nature and duration of the restriction on the stock, the extent to which potential buyers would be limited by the restriction, and qualitative and quantitative factors specific to both the instrument and the issuer.

NOTE 4 – PROPERTY AND EQUIPMENT

During fiscal years 2020 and 2019, depreciation expense was $16,224 and $8,342, respectively. During the year ended March 31, 2020, we recorded a loss on sale of assets in the amount of $389. The $389 loss on sale of assets was made up of the sale of assets with carrying books values totaling $12,870 sold for purchase prices totaling $12,481.

During the fiscal year ended March 31, 2020, the Company also built onto its Edina manufacturing facility to include: (i) proper HVAC equipment valued at $64,000; (ii) proper cleanroom structural environment and walls valued at $13,657; and (iii) proper electrical capabilities valued at $8,947.

The Company anticipates incurring approximately an additional $40,000 in facilities build-out expenses to obtain an operational manufacturing facility.

The components of property and equipment were as follows:

	As of March 31
	2020	2019
Leasehold improvements	$98,706	$4,602
Furniture and office equipment	10,130	10,130
Production equipment	87,473	108,882
R&D equipment	25,184	26,188
Total, at cost	221,493	149,802
Accumulated depreciation	(111,586)	(112,453)
Total, net	$109,907	$37,349

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	As of March 31
	2020	2019
Patents	$3,822,542	$3,820,374
Trademarks	25,023	22,829
Total, at cost	3,847,565	3,843,203
Accumulated Amortization	(3,788,954)	(3,253,386)
Total, net	$58,611	$589,817

During fiscal years 2020 and 2019, amortization expense was $543,320 and $638,579, respectively. The Company performed intangible impairment analyses throughout the year ended March 31, 2020 and concluded that approximately $31,000 (2019: $104,000) in patents needed to be impaired. We conducted these analyses pursuant to ASC 350 and ASC 360.

NOTE 6 – PREPAID EXPENSES

As of March 31, 2020, the Company had approximately $132,023 in prepaid expenses recorded on our balance sheet, respectively, as follows: i) approximately $100,000 in marketing services; ii) approximately $10,000 in annual OTC listing license; and iii) approximately $6,000 in insurance costs.

As of March 31, 2019, the Company had approximately $34,327 in prepaid expenses recorded on our balance sheet, respectively, as follows: i) approximately $10,000 in annual OTC listing license; ii) $2,000 in SEC filing service services; iii) $7,000 in insurance costs; and iv) $10,000 in legal services.

NOTE 7 - RELATED PARTY NOTES PAYABLE

At March 31, 2020, the Company is obligated for a related party note payable and accrued interest in the total amount of $61,255 (2019: $85,752); the maturity date of this note is April 30, 2020. As of the date of this filing we are in default on this note. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

During the year ended March 31, 2019, the Company entered into bridge note agreements with related parties totaling $70,000 in principal. Upon entering into these bridge note agreements, the note-holders were issued one warrant for every $2.00 in principal loaned to the Company. These warrants were exercisable at $1.11 for a term of three years and vested immediately. Pursuant to ASC 470 the relative fair value of the warrants attributable to a discount on the debt was $15,677. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note along with the principal amount loaned to the Company; these notes were to mature in calendar Q1 of 2019. The entire $70,000 in principal and $1,722 in accrued interest was converted into 215,166 shares of common stock at a rate of $.33 per share pursuant to bridge note conversion agreements in December of 2018.

An additional $13,333 in equity issuance expense was recognized due to a beneficial conversion feature whereby $20,000 of the $70,000 in principal was converted at $.33 per share when the stock price on the date of the conversion agreement was $.55 per share.

Also, pursuant to the bridge note conversion agreements, for every $2.00 in outstanding balance converted into equity the note-holder received one warrant exercisable at $.33 per share through December 31, 2018; 32,275 of these warrants were issued. The entire balance remaining in debt discount of $15,677 was charged to interest expense upon conversion of these notes.

NOTE 8 – NOTES PAYABLE

At March 31, 2020, the Company is obligated for one note payable and accrued interest in the total amounts of $15,000 and $95, respectively. The note terms dictate 6.5% per annum on the unpaid outstanding principal per year from the date funds were first advanced, which was February 25, 2020. This note originated from a lease amendment whereby we extended our lease at our Edina facility for two years (see Note 14); if certain criteria are met, the Company is able to receive an additional $27,500 in loan proceeds pursuant to this promissory note agreement.

At March 31, 2019, the Company was obligated for one note payable and accrued interest in the total amounts of $18,831 and $-0-, respectively. The note terms dictate 12% simple interest, compounding daily based on a 365-day year, paid out 6 months from the date of the note and the issuance of a detachable warrant for purchase of half of the principal amount in shares exercisable at $1.11 per share for a 3-year term. All debt discount associated with the warrants issued in conjunction with this note was charged to interest expense as of the maturity date of the note in February of 2019. Upon maturity of the note we entered into a note amendment whereby instead of paying out the entire outstanding balance of principal and interest, we were to pay an initial installment of $5,000 and then monthly payments of $3,000 until the amended maturity date of September 30, 2019, at which time the entire outstanding balance was paid.

During the year ended March 31, 2019 the Company entered into bridge note agreements with several bridge note holders in the principal amount of $215,000. There were 96,750 detachable warrants issued in conjunction with bridge notes entered into in the year ending March 31, 2019. Pursuant to ASC 470 the relative fair value of the warrants attributable to a discount on the debt is $49,880; this amount was amortized to interest expense on a straight-line basis over the term of the loans.

During the year ended March 31, 2019 and pursuant to bridge note conversion agreements, $150,000 in principal and $4,280 in accrued interest was converted into 462,838 shares of common stock at a rate of $.33 per share. Pursuant to the conversion of the notes, each note-holder who converted their note(s) received a warrant for purchase of half of the outstanding balance in shares exercisable at $.33 per share through December 31, 2018; 69,426 of these warrants were issued. An additional $33,822 in equity issuance expense was recognized due to a beneficial conversion feature whereby $50,734 in principal and interest was converted at $.33 per share when the stock price on the date of the conversion agreement was $.55 per share. During the year ended March 31, 2019, $46,169 in principal was repaid, and $4,313 in accrued interest was paid out. Each of the warrants issued pursuant to conversion of these notes, if exercised, qualified for 1 additional share of common stock transferred from a founder of the Company for every 3 shares received through exercising of these warrants; 30,016 shares were transferred to these note-holders by a founder. During the year ended March 31, 2019 the entire total of $49,880 in debt discount has been relieved to interest expense due to amortization and the conversions.

NOTE 9 – CONVERTIBLE NOTES PAYABLE

At March 31, 2020, the Company is obligated for several convertible notes payable in the total amount of $286,981 made up of $280,000 in principal and $6,981 in interest. The Company entered into these convertible notes during the quarter ended June 30, 2019. All of these convertible notes mature during the quarter ended June 30, 2021, two years from their inception dates. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash; during the years ended March 31, 2020 and 2019, the Company paid out $18,536 and $-0-, respectively, in accrued interest to these convertible note holders. These convertible notes automatically convert into shares of common stock at a rate of $.72 per share at the earlier of the maturity date or an uplist to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $.87 at the time of the uplist. The convertible note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $.72 per share. No note holders have converted their notes through the date of this report. As of March 31, 2020, these convertible notes did not include a beneficial conversion feature.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At March 31, 2020, the Company is obligated to pay $794,057 (2019: $854,990) in accounts payable and accrued expenses. Of the total, $556,653 (2019: $524,273) is made up of accounts payable, while the $237,404 (2019: $330,717) in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes of approximately $22,026 (2019: $58,124) at March 31, 2020 and 2019, respectively.

NOTE 11 – ACCRUED EXPENSES – RELATED PARTY

At March 31, 2020, the Company was obligated to pay $252,607 in accrued expenses due to related parties. Of the total, $38,954 was made up of accounts payable, while $213,653 was made up of accrued salaries.

At March 31, 2019, the Company is obligated to pay $576,393 in accrued expenses due to related parties. Of the total, $89,186 is made up of accounts payable, while $487,207 is made up of accrued salaries and payroll taxes payable.

NOTE 12 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $2,082,734 for the year ended March 31, 2020 and had net cash used in operating activities of $496,589 for the same period. Additionally, the Company has an accumulated deficit of $54,588,646, working capital of ($950,700), and a stockholders’ deficit of $1,036,170, at March 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 13 – COMMON STOCK AND WARRANTS

During the fiscal year ended March 31, 2020, the Company had several equity transactions as follows:

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

During fiscal year ended March 31, 2020 and to date, the Company issued an aggregate of 3,044,657 shares of unregistered common stock which included the following:

i) 348,000 shares to John Lai (CEO, President & Director) pursuant to a Settlement Agreement whereby Mr. Lai agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $116,000 and hold the shares for a period of at least 3 years;

ii) 575,806 shares to Randall Meyer (Director) pursuant to a Settlement Agreement whereby Mr. Meyer agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $191,936 and hold the shares for a period of at least 3 years;

iii) 204,000 shares to John Dolan (Secretary & Director) pursuant to a Settlement Agreement whereby Mr. Dolan agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $68,000 and hold the shares for a period of at least 3 years; and

iv) 168,060 shares to a former employee pursuant to a Settlement Agreement dated August 29, 2019, whereby this individual agreed to release the Company of all claims, including compensation earned in the amount of $80,029; and

v) 108,000 shares to a service provider for $120,000 worth of services provided during the one-year period ended July 13, 2019 and valued at $1.11/share over that period on a pro-rata basis; and

vi) 360,000 shares to one shareholder that the Company sold in exchange for $100,000, which equates to a price per share of $.28/share; and

vii) 270,000 shares to one service provider valued at $102,000 whereby this service provider agreed to provide video production, investor relations, and promotional services in exchange for 270,000 shares of common stock. The scope of services includes but is not limited to coordinating the airing of 96 commercials nationally on Bloomberg T.V. network and producing 12, monthly, 10-minute interviews; and

viii) 486,000 shares to various accredited investors in exchange for $135,000 in cash, which equates to a price per share of $.28/share; and

ix) 90,000 shares to service providers for $55,000 of investor relations and marketing services performed by Barry Kaplan Associates during the six-month period ending in April 2020; and

x) 160,000 units in exchange for $104,000, which equates to $.65/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $69,391 and the warrants are described below in this Form 10-K’s Note 13’s “Warrants” subsection; and

xi) 150,000 shares of common stock to a service provider, Launchpad IR, at $.42/share for total consideration of $70,500, for investor relations services.

xii) 63,141 shares of common stock to a former Director of the Company pursuant to a cashless conversion feature within the former Director’s warrant for 168,750 shares, equating to a conversion rate of .37:1.00; and

xiii) 61,396 shares of common stock to a John Lai, the CEO of the Company, pursuant to a cashless conversion feature within his warrant for 168,750 shares, equating to a conversion rate of .36:1.00.

The transactions outlined directly above and enumerated i) through iii) yielded a reduction of $375,936 in Accrued Expenses – Related Party that was owed and payable to them arising from services they provided in the past. The settlement of $80,029 explained in number iv above for a former employee’s accrued salary was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to the transactions numbered i) through iv).

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 600,000 escrowed shares.

After the balance sheet date of March 31, 2020, the Company sold and agreed to issue 80,000 units in exchange for $52,000, which equates to $.65/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $34,709 and the 40,000 warrants are valued at $17,291 and are exercisable for 3 years from the date of the grant at $1.00/share. The $52,000 was recorded as a receivable at March 31, 2020 pursuant to ASC 310-10-S99-2, which permits the Company to record such a note as an asset if the note is collected prior to issuance of the financial statements; as outlined in Note 17, we received the funds pursuant to this sale prior to the issuance of this Annual Report on Form 10-K.

Warrants

During the year ended March 31, 2020, the Company granted 360,000 warrants to management team members that vest upon achieving certain performance conditions (milestones). These 360,000 warrants were valued using the Black Scholes valuation model at $199,982. On a quarterly basis, the Company evaluates the probability of these certain milestones being reached and recognizes expense relating to these warrants based on that probability and other criteria. As of March 31, 2020, these milestones were not met and were not probable to occur and as a result the Company recognized $-0- in expense related to these 360,000 warrants that may or may not vest pursuant to their respective milestones.

During the year ended March 31, 2020, the Company granted warrants to purchase a total of 1,905,700 shares of common stock valued using the Black-Scholes model including:

i) warrants for 270,000 shares, valued at $119,954, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 135,000 vested immediately and 135,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.33/share; and

ii) warrants for 220,500 shares, valued at $122,489, to John Dolan, whereby 40,500 were granted as a bonus and were vested immediately on the October 31, 2019 grant date, 90,000 that vest upon a performance-based milestone, and 90,000 that vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share; and

iii) warrants for 540,000 shares, valued at $299,973, to John Lai, whereby 180,000 vest upon performance-based milestones and 360,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share; and

iv) warrants for 450,000 shares, valued at $249,997, to John Carruth, whereby 90,000 vest upon performance-based milestones and 360,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share; and

v) warrants for 41,250 shares, valued at $22,915, to David Deming, whereby they vest monthly during the eleven-month period ending August 31, 2020, have a strike price of $.49 and a five-year term; and

vi) warrants for 79,397 shares, valued at $38,744, to John Lai, whereby they vested on December 31, 2019, have a strike price of $.50 and a five-year term; and

vii) warrants for 15,880 shares, valued at $7,749, to John Dolan, whereby they vested on December 31, 2019, have a strike price of $.50 and a five-year term; and

viii) warrants for 80,000 shares, issued as a detachable warrant in purchased units with a relative fair value of $34,609, whereby an accredited investor purchased 160,000 units for $104,000 at a rate of $.65/unit and a unit equates to one share of common stock and one-half warrant, and furthermore where the warrants are exercisable for a term of 3 years, have a strike price of $1.00/share and are vested immediately; and

ix) warrants to several directors for service to the Company, issued and vested on December 31, 2019, with a strike price of $.49/share, and exercisable for a five-year term as follows:

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

x) warrants for 98,093 shares, valued at $11,967, to John Lai, whereby they vested on March 31, 2020, have a strike price of $.32 and a five-year term; and

xi) warrants for 35,314 shares, valued at $4,308, to John Dolan, whereby they vested on March 31, 2020, have a strike price of $.32 and a five-year term; and

xii) warrants to several directors for service to the Company, issued and vested on March 31, 2020, with a strike price of $.32/share, and exercisable for a five-year term as follows:

a)	To Gregory Cash, 6,867 warrants, valued at $838; and
b)	To Robert Rudelius, 6,376 warrants, valued at $778; and
c)	To Scott Johnson, 4,415 warrants, valued at $539; and
d)	To Randall Meyer, 4,415 warrants, valued at $539; and
e)	To David Deming, 4,905 warrants, valued at $598; and
f)	To James Martin, 4,905 warrants, valued at $598; and
g)	To Joseph Jasper, 3,924 warrants, valued at $479; and
h)	To David Masters, 1,962 warrants, valued at $239.

During the year ended March 31, 2020, the Company cancelled warrants to purchase a total of 396,000 shares of common stock including:

i) warrants for 270,000 shares, valued at $300,770 using the Black-Scholes model, $117,144 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the terms of such warrants dictating cancellation upon the two-month anniversary of a cease of service; and

ii) warrants for 54,000 shares that were never originally valued, were to be vested upon billing from service providers, and were cancelled because those services were never received; and

iii) warrants for 36,000 shares, valued at $68,000 using the Black-Scholes model, $17,000 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the holder’s service agreement’s term lapsing and requisite clauses contained therein; and

iv) warrants for 36,000 shares, valued at $68,000 using the Black-Scholes model, $-0- in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the holder’s service agreement’s term lapsing and requisite clauses contained therein.

During the year ended March 31, 2020, the Company had warrants to purchase a total of 90,000 shares of common stock expire including:

i) warrants for 90,000 shares, valued at $49,996 using the Black-Scholes model, $49,996 in expense of which had yet to be taken at the time of expiration, held by John Lai, but had not vested pursuant to the performance milestones included in the same.

During the year ended March 31, 2020, the Company had warrants to purchase a total of 337,500 shares of common stock converted on a cashless basis including:

i) warrants for 168,750 shares, valued at $56,223 using the Black-Scholes model, $-0- in expense of which had yet to be taken at the time of conversion, held and converted by John Lai into 61,396 shares of common stock at a conversion rate of .36:1.00; and

ii) warrants for 168,750 shares, valued at $102,807 using the Black-Scholes model, $-0- in expense of which had yet to be taken at the time of conversion were converted into 63,141 shares of common stock at a conversion rate of .37:1.00 by a former director of the Company.

During the fiscal year ended March 31, 2019 the Company had several equity transactions as follows:

Common Stock Issued

The Company issued a total of 904,759 shares of common stock (adjusted for the stock split that occurred during fiscal year 2020) during the fiscal year ended March 31, 2019 pursuant to agreements entered into in previous years as follows:

i)	382,759 shares pursuant to conversions of $181,966 in debt; $66,230 was converted into 85,153 shares at $.78 per share and $115,736 was converted into 297,606 shares at $.39 per share;
ii)	279,000 shares pursuant to subscription agreements for $310,000 in cash;
iii)	54,000 shares pursuant to a warrant exercise agreement for $60,000 in cash;
iv)	9,000 shares valued at $1.67 per share to a service provider for management consulting services rendered in the amount of $15,000;
v)	180,000 shares valued based on the stock price on the date of the issuance on June 7, 2017 at $.23 per share for total consideration of $42,000 to the Company’s former CEO, Wesley Hayne, for serving in that capacity.

Common Stock Returned

During the fiscal year ended March 31, 2019, upon the departure of the former CEO Wesley Hayne, 540,000 shares held in escrow were returned to John Lai and a reduction of expense and corresponding reduction of additional paid in capital was recorded in the amount of ($177,600), which was based on the $.33 share price at the time of original valuation.

Common Stock Sold

During the fiscal year ended March 31, 2019, the Company

i)	issued 299,507 shares of common stock to several accredited investors in consideration of $166,393 in cash pursuant to warrant exercises;
ii)	issued 700,415 shares of common stock to several accredited investors in consideration of $233,472 in cash pursuant to discounted warrant exercise agreements whereby the company offered all warrant holders the option to exercise their warrants at $.33 per share and they would receive 1 share for every 3 shares received pursuant to the discounted warrant exercise agreement from John Lai, the President of the Company.

Stock-Based Compensation Granted

During the fiscal year ended March 31, 2019, the Company issued 24,384 shares of common stock to two service providers as follows:

i)	1,884 shares of common stock valued at $2,700 for website services;
ii)	22,500 shares of common stock valued at $24,750 for marketing services.

Also, stock-based compensation expense was recognized pursuant to several warrants’ vesting periods in the amount of $1,449,348 as follows:

i)	$99,882 in expense pursuant to vesting of warrants granted to service providers;
ii)	$258,031 in expense pursuant to vesting of warrants granted to advisors;
iii)	$780,181 in expense pursuant to vesting of warrants granted to directors;
iv)	$161,750 in expense pursuant to vesting of warrants granted to employees;
v)	$149,505 in expense pursuant to vesting of warrants granted to officers.

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

Finally, pursuant to a manufacturing and production agreement with CytoMedical Design Group (“CMDG”) the Company had granted but not issued CMDG 77,700 shares of common stock valued at $86,333 which had been recorded to general and administrative expense with an offset to stock to be issued during the fiscal year ended March 31, 2019.

Stock Granted for Debt Conversion

During the fiscal year ended March 31, 2019, the Company issued 85,916 shares of common stock to a third party to convert their accounts payable in the amount of $95,462. We also issued 678,006 shares of common stock pursuant to conversions of bridge notes with principal and accrued interest in the total amount of $226,002; some of these conversions took place on a date when the stock price was publicly-quoted at a price higher than that of the conversion price, which led to expense recognized due to these beneficial conversion features with an offset to additional paid in capital in the amount of $66,248.

Common Stock Issued to Replace Shares to Officer

During the fiscal year ended March 31, 2019, the Company issued 723,047 shares of common stock valued at $1,446,093 to John Lai, the Company’s President, to replace shares he had previously given up as follows:

i)	292,251 shares of common stock valued at $584,501; these shares were issued to replace 292,251 shares given to a third party by John Lai in order to secure funding in 2015; this transaction is included in Common stock issued to replace shares to officer on the statement of equity;
ii)	430,796 shares of common stock valued at $861,592; these shares were issued to virtually restore 450,000 shares of common stock John lost to escrow pursuant to its terms.

Common Stock Issued by Officer

During the fiscal year ended March 31, 2019, the Company recognized $77,354 in stock-based compensation expense with an offset to additional paid in capital pursuant to stock transfer agreements whereby John Lai transferred 1 share for every 3 shares warrant holders received pursuant to their discounted warrant exercises entered into in December of 2018 during our discounted warrant exercise offering; this is explained more in the below section titled Warrant Grants.

Warrant Grants

During the fiscal year ended March 31, 2019, the Company granted warrants to purchase a total of 1,782,478 shares of common stock including:

i) warrants for 72,000 shares to two advisory board members for service, vested semi-annually over two years, and exercisable over a five-year term at $1.11/share and valued at $70,434;

ii) warrants for 207,000 shares to John Carruth, the Company’s Acting CFO at the time, in consideration of his employment, vested quarterly over two years, with a strike price of $.33 per share and exercisable over a five-year term and valued at $69,072;

iii) warrants for 27,000 shares to a lawyer for general legal counsel, fully-vested and exercisable over a five-year term at $1.11/share valued at $52,818;

iv) warrants for 54,000 shares to various information technology service providers for IT services, vested as billed, exercisable over a five-year term, which are valued as earned and have not yet been earned;

v) warrants for 270,000 shares to three new Directors in consideration of their service, vested quarterly over two years, and exercisable over a five-year term at $1.11/share and valued at $259,920;

vi) warrants for 128,250 shares to several note holders pursuant to their bridge note agreements, vested immediately, and exercisable over a three-year term at $1.11/share and valued at $85,218;

vii) warrants for 101,728 shares to several note holders pursuant to their conversion of notes into equity, vested immediately, exercisable through December 31, 2018 at $.33/share and valued at $11,170;

viii) warrants for 922,501 shares to several board members, valued at $561,910, vested immediately, for a term of ten years with a strike price of $.30/share and a one-time protection against a reverse split whereby the strike price will not be adjusted upon combination of outstanding shares of stock, as follows:

i) Sheryll Grisewood	168,750
ii) David Merrill	168,750
iii) John Dolan	168,750
iv) David Deming	84,375
v) Peter Vezmar	84,375
vi) Joseph Jasper	84,375
vii) Robert Rudelius	78,750
viii) David Masters	42,188
ix) Randall Meyer	42,188

Also, during the year ended March 31, 2019, the Company reduced the strike price of 528,750 warrants for members of the board of directors to $.33 per share. They also reduced the strike price of 72,000 warrants to $.33 per share issued to John Carruth, the Acting CFO at the time. Pursuant to ASC 718-20-35-3 the Company did not realize any additional expense associated with these reductions in strike price, as the change in fair value of these instruments was not in excess of the original instrument.

During the fiscal year ended March 31, 2019, the Company cancelled previous grants of warrants to purchase 90,000 shares of common stock including:

i) warrants for 54,000 shares from a service provider due to the termination of a contract pursuant to its terms that were valued at $102,000;

ii) warrants for 36,000 shares from a former advisory board member due to the termination of a contract that were valued at $68,000.

During December 2018 the Company offered its warrant-holders the option to exercise their warrants at a discounted rate of $.33 per share if exercised within 15 days of the offer date. Pursuant to this discounted warrant exercise agreement (“DWEA”), warrant-holders were entitled to 1 share issued by way of stock transfer from a founder of the Company for every 3 shares received pursuant to the DWEA. Several warrant-holders entered into such agreements whereby they received 610,369 shares of newly-issued common stock and 203,456 shares of common stock from John Lai, a founder of the Company, in exchange for $203,456 in cash.

During December 2018, the Company offered its note-holders the option to convert their notes and receive 1 warrant for every $2.00 in outstanding balance of principal and interest converted. There were 101,729 of these warrants issued; 11,680 expired on December 31, 2018 and the remaining 90,049 were exercised in exchange for $30,016 in cash. Pursuant to these exercised warrants, each warrant-holder received 1 share of common stock from a founder, John Lai; the total number of shares transferred by John Lai to these warrant-holders was 30,016 shares, which were valued at $11,759.

A summary of warrant activity for fiscal years ending March 31, 2019 and 2020 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2018	3,138,046	.66	2,190,241	.63

Granted	1,782,478	.46

Exercised	(999,925)	.40

Expired	(11,680)	.33

Cancelled	(90,000)	1.11

Outstanding, March 31, 2019	3,818,919	.55	3,035,035	.54

Granted	1,905,700	.52

Cashless Conversions	(337,500)	.32

Expired	(90,000)	.56

Cancelled	(396,000)	.58

Outstanding, March 31, 2020	4,901,119	.55	4,072,369	.53

At March 31, 2020, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	2,299,701	.38	5.48	2,434,701	.33

.51-1.00	2,105,739	.57	2.92	1,141,989	.59

1.01-3.50	495,679	1.42	2.36	495,679	1.42

Total	4,901,119	.53	4.06	4,072,369	.53

The Company granted warrants during the fiscal years ended March 31, 2020 and 2019 based on the following ranges:

	Fiscal Year Ended March 31,
	2020	2019
Stock price on valuation date	$.12 - $.56	$.27 - $2.00
Exercise price	$.32 - $.56	$.33 - $1.67
Term (years)	.003 - 10	.003 - 10
Weighted-average volatility*	348%	238%
Risk-free rate	1.5% - 2.4%	1.7% - 2.4%

*Weighted-average volatility disclosed as opposed to a range

The fair value of each warrant award is estimated on the date of grant using a Black-Scholes valuation model that uses the assumptions noted in the table above. Because the Black-Scholes valuation model incorporates ranges of assumptions for inputs, those ranges are disclosed in the table above. Implied volatilities are based on historical volatility of the Company’s stock. No reserve is taken for warrants granted that we estimate will not vest as there is not enough historical data to come to a reasonable estimation of the same. The risk-free rate for periods within the contractual lives of the warrants is based on the 13-week U.S. Treasury bill rates in effect at the time of grants.

For the years ended March 31, 2020 and 2019, the total stock-based compensation on all instruments was $962,678 and $1,642,869, respectively. It is expected that the Company will recognize expense after March 31, 2020 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of March 31, 2020 in the amount of approximately $500,000. Additionally, the Company has approximately $150,000 of expense to recognize for warrants with potential future milestones.

NOTE 14 – LEASE AND COMMITMENTS

Rent expense for the years ended March 31, 2020 and March 31, 2019 were $51,292 and $69,758, respectively.

On July 2nd, 2018 the Company gave its manufacturing contractor in Rochester, MN a 90-day notice to cancel the lease and agreement, which it had the right to do so, under which the Company was renting manufacturing and office space; while the Company has yet to recognize any expense directly related to this lease termination through the date of this filing besides approximately $2,000 in moving and labor costs. Subsequently, the Company entered into a one-year agreement on July 13, 2018 with a 60-day notice of termination clause for 1,000 square feet of manufacturing and office space in White Bear Lake, MN.

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The Company resided in the facility starting in November of 2017. The base rent is $2,078 per month and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. The Company entered into a lease amendment whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500 and a grant of $7,500 for lease improvements. Through the balance sheet date, the Company has received $15,000 in loan proceeds and expects to receive the remaining loan amount of $27,500 and grant amount of $7,500 if certain criteria are met relating to the build out of our Edina facility; some of these criteria are not contingent upon the Company’s performance.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2020:

Year Ended March 31,
2021	$24,936
2022	24,936
2023	24,936
2024	24,936
2025	24,936
Thereafter	29,092
$153,772
Less: Amount representing interest	(5,080)
Present value of lease liabilities	$148,692

In compliance with ASC 842 the Company adopted new guidance in relation to lease accounting on April 1, 2019 whereby we recognized operating lease right-to-use assets and corresponding and equal operating lease liabilities for the lease of our facility in Edina, MN. As of March 31, 2020, planned future base rent lease payments total $153,772, which has been discounted to $148,693 using the 52-week treasury bill coupon equivalent discount rate of 2.18% and a present value model. As of March 31, 2020, the Company only had one operating lease so that the remaining lease term and weighted average discount rate are approximately 7 years and 2.18%, respectively.

March 31, 2020
Present value of future base rent lease payments	$148,692
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$148,692

As of March 31, 2020, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

March 31, 2020
Operating lease right-of-use asset	$148,693
Total operating lease assets	148,693

Operating lease current liability	24,791
Operating lease other liability	123,901
Total operating lease liabilities	$148,692

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until the lease’s termination in 2017, the Company owes approximately $330,000 to the lessor as of March 31, 2020; this amount is included in accounts payable.

NOTE 15 – GAIN ON SETTLEMENTS

During the fiscal year ended March 31, 2020, the Company had recognized $47,710 in gain on settlements pursuant to several transactions as follows: i) $29,986 pursuant to a settlement of an invoice for $39,986 whereby we paid $10,000 in cash and the remainder was forgiven; ii) $13,033 pursuant to a conversion of $25,000 in accrued compensation owed to John Lai into warrants valued at $11,967 using the Black-Scholes model (see Note 13); and iii) $4,692 pursuant to a conversion of $9,000 in accrued compensation owed to John Dolan into warrants valued at $4,308 using the Black-Scholes model (see Note 13).

NOTE 16 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2020 and 2019:

	2020	2019
Net operating loss carryforwards:
Federal	$(3,467,533)	$(3,801,404)
State	(1,618,182)	(1,773,989)
Total net operating loss carryforwards	(5,085,714)	(5,575,393)
Total deferred tax assets	(5,085,714)	(5,575,393)
Valuation allowance	5,085,714	5,575,393
Net deferred tax assets	$–	$–

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

At March 31, 2020 and 2019, respectively, the Company had net operating loss carryforwards of approximately $16,500,000 and $18,100,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $5,100,000 and $5,600,000 as of March 31, 2020 and 2019, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2020 and 2019 was approximately ($489,679) and $1,325,021, respectively. The net operating loss carryforwards, if not utilized, generally expire twenty years from the date the loss was incurred, beginning in 2021, and losses incurred after 2018 are carried forward indefinitely and subject to annual limitations for federal and Minnesota purposes.

Of the approximately $16,500,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate and current Minnesota tax rate to the total benefit for income taxes at March 31, 2020 and 2019 is as follows:

	2020	2019
Expected federal tax at 21%	$(5,085,714)	(5,575,393)
Valuation allowance	5,085,714	5,575,393
Provision for income taxes	$–	$–

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2020 and 2019, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2017 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 17 – SUBSEQUENT EVENTS

On June 8, 2020, the Company’s Board of Directors approved a change to the Equity Compensation Plan whereby the accrued compensation may be paid in cash or converted into warrants at a set rate of $.35 with a gross up of 125% starting in the quarter ended June 30, 2020. The number of securities remaining available for future issuance under our equity compensation plans is now 262,767.

Before the balance sheet date of March 31, 2020, the Company entered into an agreement to sell units to an investor for $52,000; after the balance sheet date of March 31, 2020, the Company received proceeds from the sale of units in the amount of $52,000 priced at $.65/unit whereby a unit is made of 1 share of common stock and ½ warrant and whereby a warrant is exercisable for $1.00 per share of common stock and exercisable for a term of 3 years and vested immediately. As of the balance sheet date of March 31, 2020, $52,000 was recorded to equity sale proceeds receivable.

On April 10, 2020, the Company entered into an agreement with a social media marketing service provider to provide various consulting, marketing and other various services for a 6-month term ending on October 10, 2020, in exchange for 120,000 shares of PetVivo common stock.

On May 14, 2020, the Company approved a convertible note offering to directors of the Company whereby Scott Johnson and James Martin both purchased $10,000 each in principal while Gregory Cash purchased $5,000 in principal for a total of $25,000. The terms of the convertible notes are 90 days with interest accrued at 6% and convertible at the VWAP on the date of the notes, all of which were May 14, 2020, making the conversion price $.2538/share. The Company retains the right to prepay these notes if it so chooses, otherwise they automatically convert upon maturity at the end of their 90-day periods.

On June 8, 2020, the Company approved issuance of a warrant for 90,000 shares of common stock to John Lai valued at $27,524 using the Black-Scholes model, exercisable at $.556 per share for a term that ends on October 31, 2020, and vests upon certain performance milestones.

As indicated in Note 7 to these financial statements, at March 31, 2020, the Company was obligated for a related party note payable and accrued interest in the total amount of $61,255; the maturity date of this note was April 30, 2020. As of the date of this filing we are in default on this note. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due.

On June 15, 2020, PetVivo Holdings, Inc. (the “Company,” “we,” “us,” or “our company”) entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an investor, pursuant to which the Company sold to the investor up to $705,882 aggregate principal amount of 15% OID convertible promissory notes (the “Notes”) and warrants (the “Warrants”) to purchase up to 1,114,286 shares of common stock, par value $0.001 per share (the “Common Stock”), in two tranches. On June 15, 2020, we issued and sold to the investor a Note in the principal amount of $352,941 and Warrants to purchase 557,143 shares of Common Stock for proceeds of $300,000 (representing an original issue discount of 15%). Within five business days of the date we deliver written notice to the investor following the filing our Annual Report on Form 10-K for the year ended March 31, 2020, at the Company’s discretion, we may issue and sell to the investor an additional Note, of which the investor is required to purchase, in the principal amount of $352,941 and Warrants to purchase an additional 557,143 shares of Common Stock for proceeds of $300,000 (representing an original issue discount of 15%); provided, however, that the investor will not be required to purchase such additional securities if we are in default under the Purchase Agreement or the outstanding Note or if certain other customary closing conditions are not met. The second Tranche Closing may not occur later than December 31, 2020.

The issued Note matures on March 15, 2021. However, we have the right to redeem all or a portion of the Notes on ten days prior written notice, during which time the holder of the Notes may convert the principal amount and all accrued interest on the Notes into Common Stock as discussed below.

The Notes bear interest at the rate of 12.5% per annum and are convertible into shares of Common Stock at a conversion price equal to $0.28 per share or, upon the occurrence and during the continuance of an Event of Default (as defined in the Notes), if lower, at a conversion price equal to 70% of the lowest daily VWAP of the Common Stock during the 15 consecutive trading days immediately preceding the applicable conversion date. However, the holder of the Notes will not have the right to convert any portion of the Notes if the holder, together with its affiliates, would beneficially own in excess of 4.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion and under no circumstances may convert the Notes if the investor, together with its affiliates, would beneficially own in excess of 9.99% of the number of shares of the Common Stock outstanding immediately after giving effect to its conversion.

The Warrants are exercisable to purchase shares of Common Stock for a purchase price of $0.35 per share, subject to adjustment, at any time on or prior to June 15, 2025, and may be exercised on a cashless basis if the shares of Common Stock underlying the Warrants are not then registered under the Securities Act.

In connection with this transaction, the Company entered into an Engagement Agreement (the “Engagement Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Placement Agent”), pursuant to which we have agreed to pay the Placement Agent a cash fee equal to 10% of the gross proceeds received by the Company from the investor in this transaction. Pursuant to the Engagement Agreement, we also agreed to grant to the Placement Agent or its designees warrants, substantially in the form of the Warrants, to purchase up to 10% of the aggregate number of shares of common stock underlying purchase price paid for the Notes, which, in the case of the initial closing, equals 75,000 shares of common stock, at an exercise price of $0.35 (the “Placement Agent Warrants”).

The Placement Agent Warrants are exercisable, in whole or in part, commencing on the issuance date and have an exercise period of five years. In the event that there is not an effective registration statement permitting for the resale of the shares underlying the Placement Agent Warrants, the Placement Agent Warrants shall be exercisable on a cashless basis. There are significant restrictions pursuant to FINRA Rule 5110 against transferring the Placement Agent’s Warrants and the shares issuable upon exercise of the Placement Agent Warrants during the one hundred eighty (180) days after the closing date.

The foregoing descriptions of the terms of the Purchase Agreement, the Notes and the Warrants do not purport to be complete and are qualified in their entirety by reference to the full text of the Purchase Agreement, the Notes and the Warrants.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2020, our internal control over financial reporting was not effective due to certain material weaknesses including:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

All of our directors hold office until their successors have been elected and qualify. Our executive officers are appointed by and serve at the discretion of our board of directors. The following table includes the names, ages and positions held by our executive officers and directors as of March 31, 2020:

Name	Age	Management and/or Director Positions
Gregory Cash	63	Chairman
John Lai	57	CEO, President and Director
John Carruth	31	Chief Financial Officer
John F. Dolan	55	Senior Director and Secretary
James Martin	80	Director
Scott Johnson	55	Director
Robert Rudelius	65	Director
David B. Masters, Ph.D.	62	Director
David Deming	60	Director
Randall A. Meyer	56	Director
Joseph Jasper	56	Director

Gregory Cash. Greg has more than 35 years senior management and/or key sales and marketing executive experience in the life sciences industry, including being Chief Executive Officer or Division President of publicly traded and privately held cardiovascular medical device companies. Since 2011, he has been the Chief Executive Officer and principal owner of Argent International LLC, Minneapolis, MN, a consulting firm he founded to provide management, marketing and financial consulting services to start-up and established companies in the life sciences industry. Prior to founding Argent, Mr. Cash served for over thirty years in senior executive management or marketing roles with leading medical device companies, includeing five years with Boston Scientific Corporation and over fourteen years with Medtronic, Incorporated. His many industry achievements also feature extensive and high-level overseas experience including being Chief Executive Officer or a senior marketing executive of both start-up and established international medical device companies in European countries including The United Kingdom, France and Italy, as well as serving for several years as the Marketing Manager in Asia for all Medtronic product lines.

John Lai. Mr. Lai has been a director and senior executive officer since March 2014, serving in various capacities that include Principal Financial Officer, President and CEO; and serving as our Chief Executive Officer from March 2014 to May 2017 and June 2019 to present. From March 2012 to April 2016, Mr. Lai also was Chief Executive Officer and a director of Blue Earth Resources, Inc., a small public company which acquired and managed working interests in producing oil and gas leases in Louisiana. Mr. Lai has over thirty years of senior executive and operational management and financial experience while holding key executive positions with several public companies in various industries.

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

James Martin. Jim Martin is a retired Certified Public Accountant (CPA) and attorney whose career included his responsibility as Partner in Charge of the Firm’s Tax Practice for its Newport Beach Office. In that role he provided and oversaw the rendition of tax services for numerous clients in varied industries including those for which the Firm provided a Certified Audit. He retains his AICPA membership and holds Accounting and Law Degrees from the University of Washington and, on a Fellowship, received a Master of Laws Degree (LLM) from New York University.

Scott Johnson. Scott is a licensed professional engineer with over 30 years experience providing life science engineering leadership, risk management, production engineering, quality control, auditing, and FDA compliance for numerous manufacturers.

Since 2012 he has been the Chief Executive Officer and principal owner of Stratego, Inc., a life sciences consulting corporation he founded. Significant engagements of Stratego include risk management for defibrillator products at Philips Healthcare, risk management and quality audit services for combination products at Hospira (Pfizer) and Baxter, quality remediation management for implantable medical devices at St. Jude Medical, a product regulatory roadmap for Varuna Biomedical and engineering PMA Submissions content at Zimmer Biomet –Biologics.

Mr. Johnson’s lengthy past employment and consulting include five years employment with SciMed Life Systems, five years systems engineering, testing and compliance for PumpWorks, and being FDA compliance project manager at Boston Scientific. His engineering projects for the production of medical devices include substantial domestic and foreign facility experience.

John F. Dolan. Mr. Dolan has been a director since March 2014, and he served as our Chief Financial Officer from March 2014 to November 2017. Since March 2013, Mr. Dolan also has served as corporate and intellectual property (IP) counsel for KILO, Inc. and TerraCOH, Inc., both alternative energy companies. Mr. Dolan also serves as general counsel for Traust IP Finance, LLC since June, 2019. From June 2000 to July 2012, Mr. Dolan was a shareholder in the intellectual property group of the Minneapolis law firm of Fredrikson & Byron, where he specialized in securing and protecting domestic and foreign patent and other IP rights for various clients including biomaterials technology and products.

During the past five years, Mr. Dolan also has provided consulting services to several early stage companies on all aspects of IP asset protection as well as new technology and corporate development. His extensive career in the intellectual property field includes serving as a patent examiner with the U.S. Patent and Trademark Office (USPTO). Mr. Dolan’s role as a cofounder of the company and his extensive experience in intellectual property, mergers and acquisitions, private equity, corporate governance and general corporate law are material factors, which demonstrate his qualifications to serve on our Board of Directors.

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

David Deming. Mr. Deming serves as chief investment officer for the BBIC. Mr. Deming brings a wealth of experience fostering deep relationships with asset allocators across the spectrum including institutions, pensions, endowments, family offices and high net worth investors. His career has included roles as director of marketing and investor relations at BCCM Advisors, head of business development at Asymmetric Capital Management, partner and director of marketing at Arbor Capital Management, president and marketing director at Leuthold, Weeden & Associates, L.P., account executive at Paine Webber and Merrill Lynch, PM, analyst at Windsor Financial, and floor trader at the CBOT. Mr. Deming earned a bachelor of science degree in finance from the University of Wisconsin La Crosse. Mr. Deming is a board member of Ironwood Springs Christian Ranch, the largest wheelchair sports camp in the country, and PetVivo Holdings, Inc., an emerging biomedical device company. He has a passion for servant-mentor leadership, driving core cultural values to collaborate, encourage, equip and uplift so that serving others ultimately benefits the individual and the organization. He and his wife live in Minneapolis and have four adult children.

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

From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey &; Company’s Information, Technology and Systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen &; Co. where he was a leader in the firm’s financial accounting systems consulting practice. Mr. Rudelius has served as a member of the Axogen, Inc. (AXGN) Board of Directors since September 2010, where he has been the chairman of the audit committee and a member of the compensation committee, and currently is a member of both the audit and compensation committees.

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

Delinquent Section 16(a) Reports

Based solely on our review of Form 3, 4, and 5’s, the following is a list of such persons who have failed to file such reports on a timely basis for the fiscal year ended March 31, 2020: John Lai, 1 report(s) he failed to file covering 1 transaction(s) and 2 late reports he failed to file timely covering 2 transactions; John Carruth, no late report(s); James Martin, 5 late report(s) he failed to file timely covering 10 transaction(s), 1 report of which remains unfiled; Scott Johnson, 3 late report(s) he failed to file timely covering 4 transaction(s), one report of which remains unfiled; David Deming, 3 late report(s) he failed to file timely covering 3 transaction(s), 1 report of which remains unfiled; David Masters, 2 report(s) he failed to file covering 2 transaction(s), both of these reports remain unfiled; John Dolan, 3 late report(s) he failed to file timely covering 4 transaction(s), 1 report of which remains unfiled; Randy Meyer, 3 late report(s) he failed to file timely covering 3 transaction(s), 2 of these reports remain unfiled; Gregory Cash, 2 late report(s) he failed to file timely covering 2 transaction(s), 1 report of which remains unfiled; Robert Rudelius, 1 late report(s) he failed to file covering 1 transaction(s); Joseph Jasper, 2 late report(s) he failed to file covering 2 transaction(s).

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

Committees of the Board of Directors

We have an Audit Committee, Nominating and Governance Committee, and a Compensation Committee. As of March 31, 2019, our Audit Committee consisted of three independent directors who are David Deming, Joseph Jasper and Jim Martin, with Mr. Martin considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. Our Nominating and Governance Committee consisted of three directors, who are John Dolan, Joseph Jasper, and Robert Rudelius; messrs Rudelius and Jasper are independent directors. Our Compensation Committee consisted of four directors, who are David Deming, Robert Rudelius, Scott Johnson, and Randy Meyer; messrs Deming, Rudelius, and Johnson are independent.

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

Director Compensation

Directors who are also executive officers do not receive any compensation regarding their role as a director. Each of our current six independent directors has received warrants to purchase 90,000 shares of our common stock, vesting quarterly over a two-year period, and exercisable over a five-year term at a strike price of $.33 per share. In addition, Mr. Deming has received an additional warrant for purchase of 41,250 shares of our common stock, vesting monthly over an eleven-month period, and exercisable over a five-year term at a strike price of $.33 per share.

During the year ended March 31, 2020, the Company adopted a compensation plan for directors that provides for compensation to be paid to all non-executive directors for service on the board, committee, and task force levels except for Mr. John Dolan as follows:

Governing Body	Annual Chairman Compensation	Annual Member Compensation
Board of Directors	$5,000	—
Audit Committee	$5,000	$2,500
Compensation Committee	$5,000	$2,500
Nominating and Governance Committee	$3,000	$1,500
Manufacturing Task Force	—	$3,000	*

*Manufacturing task force compensation is only earned for a period of 6 months

This compensation is paid in either cash or warrants at the Company’s discretion on a quarterly basis; if paid in warrants, the number of warrants is equal to the compensation earned divided by the variable weighted average price (VWAP) of our publicly quoted common stock price during the final week of each quarter.

Our non-executive-officer directors received a total of warrants during the fiscal year ended March 31, 2020; the overview of these warrants is included in Note 13 of our financial statements included herein.

The following table provides information on amounts paid to our independent directors for their services as members of our board of directors and various committees and the manufacture task force for our fiscal year ended March 31, 2020:

Name of director	Fees paid in cash ($)	Stock awards ($)	Warrant awards ($)(1)	All other compensation ($)	Total ($)
Scott Johnson	—	—	42,891	—	42,891
David Deming	—	—	25,665	—	25,665
James Martin	—	—	42,736	—	42,736
Gregory Cash	—	—	44,267	—	44,267
Joseph Jasper	—	—	2,200	—	2,200
Robert Rudelius	—	—	3,576	—	3,576

(1) The amounts in the “Warrant awards” column represent the grant date fair value of the warrants granted to directors during fiscal year 2020, computed in accordance with ASC Topic 718.

DESCRIPTION OF SECURITIES

Our authorized capital is 225,000,000 shares of common stock and 20,000,000 shares of preferred stock, both of par value of $.001 per share. At March 31, 2020, there were 22,911,857 shares of our common stock outstanding and no shares of our preferred stock outstanding.

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

Warrants and Options

We currently have outstanding stock purchase warrants to purchase an aggregate of 4,901,119 shares of our common stock at exercise prices ranging from $0.30 to $3.89 per share with a weighted average price of $0.53 per share and having expiration dates ranging from June 2020 to January 2029.

We currently have no outstanding stock options.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officers during the years ended March 31, 2020 and 2019.

During the year ended March 31, 2020 John Lai received $60,000 in salary compensation, $35,000 of this was received in cash while the remaining amount was accrued; John Carruth received $72,775 in salary, all of which was received in cash, $10,000 in a bonus which was received in cash, and $148,247 in warrant awards; John Dolan received $102,788 in warrant awards. Wesley Hayne received $94,500 in salary, of which $39,500 was received in cash and the remaining amount was accrued.

During the year ended March 31, 2019 John Lai received $60,000 in salary compensation, $35,000 of this was received in cash while the remaining amount was accrued; John Carruth received $72,775 in salary, all of which was received in cash, $10,000 in a bonus which was received in cash, and $148,247 in warrant awards; John Dolan received $102,788 in warrant awards. Wesley Hayne received $94,500 in salary, of which $39,500 was received in cash and the remaining amount was accrued.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Warrant Awards ($)	All Other Compensation ($)	Total ($)
John Lai, CEO, President	2020	4,797	0	0	350,684	0	355,481
and Director	2019	60,000	0	0	0	0	60,000

John Carruth, CFO	2020	100,000	0	0	249,978	0	349,978
	2019	72,775	10,000	0	148,247	0	231,022

John F. Dolan, Secretary	2020	2,283	0	0	126,797	0	129,080
and Director	2019	0	0	0	102,788	0	102,788

Wesley Hayne, Former CEO	2020	24,000	0	0	0	0	24,000
and Former Director	2019	67,355	0	(177,600)	0	0	(110,245)

OUTSTANDING EQUITY AWARDS

As of March 31, 2020, the following named executive officers had the following unexercised options or warrants, stock that has not vested, and equity incentive plan awards: John Lai has warrants for 1,223,740 common shares; John Carruth has warrants for 657,000 common shares; John Dolan has warrants for 440,444 common shares. See Item 13.

STOCK OPTIONS/SAR GRANTS

No grants of stock options or stock appreciation rights were made during the fiscal year ended March 31, 2020.

LONG-TERM INCENTIVE PLANS

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2020 by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name of Beneficial Owners, Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class (1)
Common Stock	John Lai	3,900,110 shares, (2) CEO, President and Director	15.62%

Common Stock	John Carruth	323,253 shares (3) CFO	1.29%

Common Stock	John F. Dolan	2,178,413 shares (4) Director	8.73%

Common Stock	David B. Masters	4,467,388 shares (5) Director	17.89%

Common Stock	Randall A. Meyer	2,176,851 shares (6) Director	8.72%

Common Stock	Scott Johnson	588,424 shares (7) Director	2.36%

Common Stock	Gregory Cash	48,926 shares (8) Chairman	0.24%

Common Stock	David Deming	228,091 shares (9) Director	0.91%

Common Stock	James Martin	152,388 shares (10) Director	0.61%

Common Stock	Joseph Jasper	170,577 shares (11) Director	0.68%

Common Stock	Robert Rudelius	653,215 shares (12) Director	2.62%

Common Stock	All directors and named executive officers as a group 11 persons)	14,897,635 shares	59.67%

Common Stock	Stanley Cruden	1,993,321 shares (13) Beneficial Owner	7.98%

Common Stock	Total directors, officers, and beneficial owners	16,890,956 shares	67.65%

(1)	Percentage of beneficial ownership of our common stock is based on 22,911,857 shares of common stock outstanding as of March 31, 2020 and 2,330,833 warrants held by officers and directors that are exercisable or will become exercisable within 60 days from the date of the table that are deemed beneficially owned by their holders.
(2)	Includes 3,066,367 shares owned by John Lai and 833,743 shares vested or vesting pursuant to stock warrants.
(3)	Includes 0 shares owned by John Carruth and 323,253 shares vested or vesting pursuant to stock warrants.
(4)	Includes 1,812,966 shares owned by John Dolan and 365,447 shares vested or vesting pursuant to stock warrants.
(5)	Includes 4,420,591 shares owned by David Masters and 46,797 shares vested or vesting pursuant to stock warrants.
(6)	Includes 2,125,396 shares owned by Randy Meyer and 51,455 shares vested or vesting pursuant to stock warrants.
(7)	Includes 534,157 shares owned by Scott Johnson and 54,267 shares vested or vesting pursuant to stock warrants.
(8)	Includes 0 shares owned by Gregory Cash and 58,926 shares vested or vesting pursuant to stock warrants.
(9)	Includes 14,400 shares beneficially owned by David Deming and 213,691 shares vested or vesting pursuant to stock warrants.
(10)	Includes 98,071 shares owned by James Martin and 54,317 shares vested or vesting pursuant to stock warrants.
(11)	Includes 0 shares owned by Joseph Jasper and 170,577 shares vested or vesting pursuant to stock warrants.
(12)	Includes 494,854 shares owned by Robert Rudelius and 158,361 shares vested or vesting pursuant to stock warrants.
(13)	Includes 1,993,321 shares owned by him and 0 shares vested or vesting pursuant to stock warrants.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

In May 2018, our Board of Directors approved and the Company issued John Lai 803,385 shares of our common stock, including 324,723 to replace shares he had surrendered to a lender in 2016 to obtain past significant financing, and 478,662 shares to restore escrowed shares subject to an escrowed agreement, provided that Mr. Lai still satisfies certain financing terms contained in the escrow agreement. In October of 2019, the Company issued 540,000 warrants to John Lai; 360,000 of these warrants vest quarterly over three years and are exercisable for a period of five years at a strike price of $.33/share, the other 180,000 warrants have the same terms except they vest upon achieving certain milestones. In September 2019, the Company issued John Lai 348,000 shares of common stock in exchange for settlement of $116,000 in accrued compensation. In February of 2020, the Company issued John Lai 61,396 shares of common stock pursuant to his cashless conversion of an outstanding warrant for 168,750 shares of common stock with a strike price of $.33/share.

In January 2019, we reduced the strike price of all outstanding director and officer warrants from their original strike price to $.30 per share. Concurrently, we also issued 922,501 warrants with a ten-year term to 9 of our directors, exercisable at $.30 per share, with one-time protection against a reverse split (shown post-reverse-split adjusted) as follows:

i) Sheryll Grisewood	168,750
ii) David Merrill	168,750
iii) John Dolan	168,750
iv) David Deming	84,375
v) Peter Vezmar	84,375
vi) Joseph Jasper	84,375
vii) Robert Rudelius	78,750
viii) David Masters	42,188
ix) Randall Meyer	42,188

During April 2018, we issued 72,000 warrants with a strike price of $.33 and a term of five years to our CFO, John Carruth. In January 2019, we issued 135,000 warrants to him with a $.33 strike price and a term of five years. In October 2019, we issued 450,000 warrants to him with a $.56 strike price and a term of five years; 90,000 of these warrants vest upon certain performance milestones and the remaining 360,000 vest quarterly over a three-year term.

In September 2019, we issued an aggregate of 779,808 shares of our common stock to two current directors to satisfy certain unpaid executive compensation in the total amount of $259,936 due to them for past services as executive officers and consultants of the Company, including 204,000 shares issued to John Dolan, and 575,808 shares issued to Randall Meyer.

Our notes payable and accrued interest – related party as of March 31, 2020 contain a total of $61,255 of notes payable and accrued interest owed to David Masters; as of the balance sheet date the Company is in default on this note.

Our accrued expenses – related party as of March 31, 2020 of $252,607 are comprised of accrued salaries and their related payroll taxes payable of $213,653 and accounts payable of $38,954.

Also, during the year the Company issued warrants to related parties as follows:

1) warrants for 41,250 shares, valued at $22,915, to David Deming, whereby they vest monthly during the eleven-month period ending August 31, 2020, have a strike price of $.49 and a five-year term;

2) warrants for 79,397 shares, valued at $38,744, to John Lai, whereby they vested on December 31, 2019, have a strike price of $.50 and a five-year term;

3) warrants for 15,880 shares, valued at $7,749, to John Dolan, whereby they vested on December 31, 2019, have a strike price of $.50 and a five-year term;

4) warrants to several directors for service to the Company, issued and vested on December 31, 2019, with a strike price of $.50/share, and exercisable for a five-year term as follows:

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

5) warrants for 98,093 shares, valued at $11,967, to John Lai, whereby they vested on March 31, 2020, have a strike price of $.32 and a five-year term;

6) warrants for 35,314 shares, valued at $4,308, to John Dolan, whereby they vested on March 31, 2020, have a strike price of $.32 and a five-year term;

7) warrants to several directors for service to the Company, issued and vested on March 31, 2020, with a strike price of $.32/share, and exercisable for a five-year term as follows:

a)	To Gregory Cash, 6,867 warrants, valued at $838; and
b)	To Robert Rudelius, 6,376 warrants, valued at $778; and
c)	To Scott Johnson, 4,415 warrants, valued at $539; and
d)	To Randall Meyer, 4,415 warrants, valued at $539; and
e)	To David Deming, 4,905 warrants, valued at $598; and
f)	To James Martin, 4,905 warrants, valued at $598; and
g)	To Joseph Jasper, 3,924 warrants, valued at $479; and
h)	To David Masters, 1,962 warrants, valued at $239.

8) warrants for 270,000 shares, valued at $119,954, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 135,000 vested immediately and 135,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.33/share; and

9) warrants for 220,500 shares, valued at $122,489, to John Dolan, whereby 40,500 were granted as a bonus and were vested immediately on the October 31, 2019 grant date, 90,000 that vest upon a performance-based milestone, and 90,000 that vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $.56/share.

Director Independence

Six of our directors are deemed independent, who are Messrs. Johnson, Deming, Martin, Jasper, Rudelius, and Cash.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2020 and 2019 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $31,100 and $38,365, respectively. Assurance Dimensions provided services for the years ended March 31, 2020, and March 31, 2019.

Audit-Related Fees

For the fiscal years ended March 31, 2020 and 2019, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2020 and 2019, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements.

Included in Item 8

(b) Exhibits required by Item 601.

			Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Articles of Incorporation		S-1		3.1	4/18/2011
3.2	Certificate of Amendment to Articles of Incorporation		S-1		3.2	4/18/2011
3.3	Certificate of Amendment to Articles of Incorporation		8-K		3.1.1	3/10/2014
3.4	Certificate of Amendment to Articles of Incorporation		8-K		3.1.1	4/7/2014
3.5	Bylaws		S-1		3.3	4/18/2011
3.6	Revised Bylaws of PetVivo Holdings, Inc. dated September 15, 2017		8-K		3.5	9/19/2017
10.1	Letter of Intent between Technologies Scan Corp. and 6285431 Canada Inc. dated September 5, 2012		8-K		10.1	9/11/2012
10.2	Rescission Agreement between Technologies Scan Corp. and 6285431 Canada Inc. dated April 12, 2013		8-K		10.1	8/18/2013
10.3	Letter of Intent between Technologies Scan Corp. and Social Geek Media Inc. dated April 6, 2013		8-K		10.1	5/6/2013
10.4	Memorandum of Amendment between Technologies Scan Corp. and Social Geek Media Inc. dated May 17, 2013		8-K		10.1	5/21/2013
10.5	12% Convertible Debenture of $100,000 between Technologies Scan Corp. and 6287182 Canada Inc.		8-K		10.1	8/16/2013
10.6	12% Convertible Debenture of $100,000 between Technologies Scan Corp. and Brevets Futek MSM Ltee.		8-K		10.2	8/16/2013
10.7	Rescission Agreement dated November 9, 2013 among Social Geek Meda Inc., Patrick Aube and Technologies Scan Corp.		8-K		10.1	11/13/2013
10.8	Letter of Intent dated December 16, 2013 between FedTech Services Inc. and Technologies Scan Corp.		8-K		10.1	12/13/2014
10.9	Term Sheet between Technologies Scan Corp. and PetVivo Inc. dated February 10, 2014		8-K		10.1	2/13/2014
10.10	Settlement Agreement dated February 2, 2014 between Technologies Scan Corp. and Ghislaine St.-Hilaire		8-K		10.1	2/24/2014
10.11	Securities Exchange Agreement among Technologies Scan Corp., PetVivo Inc. and shareholders of PetVivo Inc. dated March 21, 2014		8-K		10.1	3/13/2014
10.12	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and 9165-5643 Quebec Inc.		8-K		10.1	3/21/2014

10.13	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Elden Brochu		8-K	10.3	3/21/2014
10.14	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Gina Drouin		8-K	10.4	3/21/2014
10.15	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Christian Fontaine		8-K	10.5	3/21/2014
10.16	Convertible Promissory Note dated March 17, 2014 between Technologies Scan Corp. and Ferme Semen Inc.		8-K	10.6	3/21/2014
10.17	Term Sheet dated June 2, 2014 between Technologies Scan Corp. and Gel-Del Technologies Inc.		8-K	10.1	6/2/2014
10.18	Terminated Stock Purchase Agreement dated November 21, 2014 between PetVivo Holdings Inc. and Gel-Del Technologies Inc.		8-K	10.1	11/21/2014
10.19	Agreement and Plan of Merger dated March 20, 2017 among PetVivo Holdings, Inc., PetVivo Holdings NewCo, Inc., and Gel-Del Technologies Inc.		8-K	2.1	3/27/2017
10.20	Securities Purchase Agreement dated February 11, 2015 between PetVivo Holdings Inc. and Gemini Master Fund Ltd.		10-Q	10.20	9/18/2017
10.21	Wesley Hayne Employment Agreement		8-K	10.21	3/27/2017
10.22	Entry Into a Material Definitive Agreement dated August 14th, 2018 among CytoMedical Design Group and PetVivo Holdings, Inc.		8-K	1.01	8/20/2018
10.23	List of Significant Subsidiaries of PetVivo Holdings, Inc.		10-K	10.23	7/31/2019
16.1	Letter from KBL LLP dated May 24, 2013		8-K	16.1	5/28/2013
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema
101.cal	XBRL Taxonomy Calculation Linkbase
101.def	XBRL Taxonomy Definition Linkbase
101.lab	XBRL Taxonomy Label Linkbase
101.pre	XBRL Taxonomy Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

June 29, 2020	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

June 29, 2020	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated. The following persons represent a majority of the Board of Directors of the Registrant as of March 31, 2020.

By:	/s/ John Lai	June 29, 2020
John Lai
CEO, President and Director
(Principal Executive Officer)

/s/ John Dolan	June 29, 2020
John Dolan
Secretary and Director

/s/ Randall Meyer	June 29, 2020
Randall Meyer
Director

/s/ Robert Rudelius	June 29, 2020
Robert Rudelius
Director

/s/ David Deming	June 29, 2020
David Deming
Director

/s/ Joseph Jasper	June 29, 2020
Joseph Jasper
Director

