Form 10-Q
period 2020-06-30
PetVivo Holdings, Inc.
filed 2020-08-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2020
Common Stock, $0.001	23,212,884

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2020

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020 (Unaudited)	March 31, 2020

Assets:
Current Assets
Cash and cash equivalents	$128,564	$888
Restricted cash	-	9,694
Accounts receivable	2,000	1,000
Equity sale proceeds receivable	-	52,000
Investments - equity securities	1,500	1,500
Prepaid expenses	136,370	132,023
Total Current Assets	268,434	197,105

Property and Equipment:
Property and equipment	262,730	221,493
Less: accumulated depreciation	(118,075)	(111,586)
Total Property and Equipment, net	144,655	109,907

Other Assets:
Operating lease right-of-use	142,854	148,693
Trademark and patents, net	14,825	58,611
Security deposit	8,201	8,201
Total Other Assets	165,880	215,505
Total Assets	$578,969	$522,517

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$780,835	$794,057
Accrued expenses - related party	239,372	252,607
Derivative liability	548,200	-
Convertible notes and accrued interest payable, net of debt discount	301,446	286,981
Convertible notes and accrued interest payable - related party	25,197	-
PPP loan – short term	15,947	-
Notes payable and accrued interest	15,325	15,095
Notes payable and accrued interest - related party	62,445	61,255
Operating lease liability – short term	24,791	24,791
Total Current Liabilities	2,013,558	1,434,786

Other Liabilities:
PPP loan (net of current)	22,783	-
Operating lease liability (net of current)	118,063	123,901
Total Other Liabilities	140,846	123,901
Total Liabilities	$2,154,404	$1,558,687

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at June 30, 2020 and March 31, 2020, respectively
Common stock, par value $0.001, 225,000,000 shares authorized 23,111,857 and 22,911,857 shares outstanding at June 30, 2020 and March 31, 2020, respectively	23,111	22,912
Common stock to be issued	-	52,000
Additional Paid-In Capital	53,804,107	53,477,563
Accumulated Deficit	(55,402,653)	(54,588,645)
Total Stockholders’ Deficit	(1,575,435)	(1,036,170)
Total Liabilities and Stockholders’ Deficit	$578,969	$522,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	June 30,	June 30,
	2020	2019

Revenues	$2,006	$-

Cost of Sales	-	-

Gross Profit	2,006	-

Operating Expenses:

Sales and Marketing	46,682	2,796
Intangible impairment	3,606	-

General and Administrative:
Depreciation and Amortization	51,805	144,090
Other General and Administrative	341,981	346,835
Total General and Administration	393,786	490,925

Total Operating Expenses	444,074	493,721

Operating Loss	$(442,068)	$(493,721)

Other Income (Expense)
Gain on Sale of Asset	482	450
Derivative expense	(342,200)	-
Interest Expense	(30,222)	(7,616)
Total Other Expense	(371,940)	(7,166)

Net Loss before taxes	$(814,008)	$(500,887)

Income Tax Provision	-	-

Net Loss	(814,008)	(500,887)

Net Loss Per Share:
Basic and Diluted	$(0.04)	$(0.03)

Weighted Average Common Shares Outstanding:
Basic and Diluted	22,938,231	19,867,200

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shares retroactively restated for 9-for-10 reverse stock split in November of 2019

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2020	22,911,857	$22,911	$53,477,563	$(54,588,645)	$52,000	$(1,036,171)
Common stock and warrants sold	80,000	80	51,920	-	(52,000)	-
Warrants issued in conjunction with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	120,000	120	183,124	-	-	183,244
Net loss	-	-	-	(814,008)	-	(814,008)
Balance at June 30, 2020	23,111,857	$23,111	$53,804,107	$(55,402,653)	$-	$(1,575,435)

Three Months Ended June 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	19,867,200	$22,074	$51,552,688	$(52,505,912)	$86,333	$(844,817)
Stock-based compensation	-	-	157,134	-	33,667	190,801
Net loss	-	-	-	(500,887)	-	(500,887)
Balance at June 30, 2019	19,867,200	$22,074	$51,709,822	$(53,006,799)	$120,000	$(1,154,903)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shares retroactively restated for 9-for-10 reverse stock split in November of 2019

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2020	June 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(814,008)	$(500,887)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	342,200	-
Stock-based compensation	183,244	190,801
Depreciation and amortization	51,805	144,090
Amortization of debt discount	19,608	-
Intangible impairment	3,606	-
Gain on sale of asset	(482)	(450)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses	(4,347)	(11,157)
Increase in accounts receivable	(1,000)	-
Interest accrued on convertible notes payable	8,819	5,362
Interest accrued on notes payable - related party	1,387	1,590
Interest accrued on notes payable	295	471
Decrease in accounts payable and accrued expense	(13,224)	(5,322)
Increase (decrease) in accrued expenses - related party	(13,234)	1,705
Net Cash Used In Operating Activities	(235,331)	(173,797)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments - equity securities receivable	-	(1,500)
Sale of equipment	482	-
Purchase of equipment	(41,236)	-
Increase in patents and trademarks	(5,136)	(19,760)
Net Cash Used in Investing Activities	(45,890)	(21,260)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sale	52,000	-
Proceeds from PPP loan	38,665	-
Proceeds from convertible notes	322,500	280,000
Repayments of convertible notes	(13,962)	(5,362)
Repayments of notes payable	-	(9,000)
Repayments of notes payable - related party	-	(11,400)
Decrease in notes payable and accrued interest	-	-
Net Cash Provided by Financing Activities	399,203	254,238

Net Increase in Cash	117,982	59,181
Cash and Restricted Cash at Beginning of Period	10,582	6,460
Cash at End of Period	$128,564	$65,641

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$13,962	$7,676
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$352,941	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2020

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

Although these interim financial statements at June 30, 2020 and for the three months ended June 30, 2020 and 2019 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the three months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ended March 31, 2021 or for any future period.

These unaudited interim financial statements should be read and considered in conjunction with our audited financial statements and the notes thereto for the year ended March 31, 2020, included in our annual report on Form 10-K filed with the SEC on June 29, 2020.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2020, the Company had $128,564 in cash and no cash equivalents. At March 31, 2020, the Company had $10,582 in cash and restricted cash and no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At June 30, 2020, cash did not exceed the FDIC uninsured balances and management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 5,728,610 warrants outstanding as of June 30, 2020 with varying exercise prices ranging from $3.89 to $.30/share. The weighted average exercise price for these warrants is $.51/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 3,933,663 warrants outstanding as of June 30, 2019, with varying exercise prices ranging from $3.89 to $.30/share. The weighted average exercise price for these warrants was $.53/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

At June 30, 2020 and 2019, the Company had $280,000 in convertible notes outstanding, these notes mature in our fiscal quarter ended June 30, 2021. If converted, the $280,000 in outstanding principal and accrued interest would convert into 387,693 shares of common stock at a rate of $.72 per share. Also at June 30, 2020, the Company had a 15% OID convertible note outstanding in the principal amount of $352,941 ($-0- at June 30, 2019) that had accrued $1,838 ($-0- at June 30, 2019) in accrued interest to yield an outstanding balance of $354,779 that is convertible into shares at a rate of $.28/share into 1,267,068 shares of common stock on or after December 15, 2020. See Note 7 to these financial statements for more information on the convertible notes discussed in this paragraph.

At June 30, 2020, the Company had $25,197 ($-0- at June 30, 2019) in convertible notes outstanding held by related parties, these notes mature August 14, 2021. If converted, the $25,197 in outstanding principal and accrued interest would convert into 99,279 shares of common stock at a rate of $.2538 per share. See Note 9 to these financial statements for more information on the convertible notes due to related parties discussed in this paragraph.

(J) Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 606, “Revenue From Contracts With Customers.” Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. The Company adopted the guidance on April 1, 2018 using the cumulative catch-up transition method. This change in accounting did not have any material effect on the Company’s financial statements.

(K) Research and Development

The Company expenses research and development costs as incurred.

(L) Fair Value of Financial Instruments

The Company applies the accounting guidance under FASB ASC 820-10, “Fair Value Measurements,” as well as certain related FASB staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company’s financial instruments consist of investments – equity securities receivable, notes payable and accrued interest, notes payable and accrued interest - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2020 and March 31, 2020, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company measured its investments – equity securities receivable at fair value at June 30, 2020, and March 31, 2020, see Note 4 to the financial statements included in this Form 10-Q.

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value.

If certain conditions are met, a derivative may be specifically designated as a hedge, the objective of which is to match the timing of gain or loss recognition on the hedging derivative with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecasted transaction. For a derivative not designated as a hedging instrument, the gain or loss is recognized in income in the period of change.

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

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates the requirement to calculate the implied fair value of goodwill, but rather requires an entity to record an impairment charge based on the excess of a reporting unit’s carrying value over its fair value. This amendment is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We adopted this ASU on April 1, 2020 and it did not have a material effect on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The ASU is effective for the Registrants for fiscal years beginning after December 15, 2019, and interim periods therein. The Company adopted this ASU on April 1, 2020 and it did not have a material impact on the financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $814,008 for the three-month period ended June 30, 2020 and had net cash used in operating activities of $235,331 for the same period. Additionally, the Company has an accumulated deficit of $55,402,653, working capital deficit of $1,745,124, and a stockholders’ deficit of $1,575,435 at June 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 3 – LEASE AND COMMITMENTS

Rent expense for the three-month periods ended June 30, 2020 and June 30, 2019 were $13,568 and $14,546, respectively.

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

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2020:

Year Ended March 31,
2021	$18,702
2022	24,936
2023	24,936
2024	24,936
2025	24,936
Thereafter	29,092
$147,538
Less: Amount representing interest	(4,684)
Present value of lease liabilities	$142,854

In compliance with ASC 842 the Company adopted new guidance in relation to lease accounting on April 1, 2019 whereby we recognized operating lease right-to-use assets and corresponding and equal operating lease liabilities for the lease of our facility in Edina, MN. As of June 30, 2020, planned future base rent lease payments total $147,538, which has been discounted to $142,854 using the 52-week treasury bill coupon equivalent discount rate of 2.18% and a present value model. As of June 30, 2020, the Company only had one operating lease so that the remaining lease term and weighted average discount rate are approximately 6 years and 2.18%, respectively.

June 30, 2020
Present value of future base rent lease payments	$142,854
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$142,854

As of June 30, 2020, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

June 30, 2020
Operating lease right-of-use asset	$142,854
Total operating lease assets	142,854

Operating lease current liability	24,791
Operating lease other liability	118,063
Total operating lease liabilities	$142,854

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until the lease’s termination in 2017, the Company owes approximately $330,000 to the lessor as of June 30, 2020; this amount is included in accounts payable.

NOTE 4 – INVESTMENTS – EQUITY SECURITIES

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

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	June 30, 2020	March 31, 2020
Leasehold improvements	$139,943	$98,706
Furniture and office equipment	10,130	10,130
Production equipment	87,473	87,473
R&D equipment	25,184	25,184
Total, at cost	262,730	221,493
Accumulated depreciation	(118,075)	(111,586)
Total, net	$144,655	$109,907

During the three months ended June 30, 2020 and 2019, depreciation expense was $6,489 and $6,981, respectively.

NOTE 6 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	June 30, 2020	March 31, 2020
Patents	$3,824,272	$3,822,542
Trademarks	25,023	25,023
Total, at cost	3,849,295	3,847,565
Accumulated Amortization	(3,834,470)	(3,788,954)
Total, net	$14,825	$58,611

During the three-month periods ended June 30, 2020 and 2019, amortization expense was $45,316 and $137,109, respectively.

NOTE 7 – CONVERTIBLE NOTES AND NOTES PAYABLE

At June 30, 2020, the Company is obligated for $77,770 in notes payable and $326,643 in convertible notes payable.

At March 31, 2020, the Company is obligated for $66,350 in notes payable and $286,981 in convertible notes payable.

		June 30, 2020		March 31, 2020
		Notes Payable	Convertible Notes Payable	Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$15,000	$632,941	$15,000	$280,000
	Third Parties – Unamortized Debt Discount	-	(333,333)	-	-
	Third Parties – Interest	325	1,838	95	6,981
	Third Parties – Total	15,325	301,446	15,095	286,981

2.	Related Parties – Principal	59,642	25,000	59,642	-
	Related Parties – Interest	2,803	197	1,613	-
	Related Parties – Total	62,445	25,197	61,255	-
	Total	$77,770	$326,643	$76,350	$286,981

At June 30, 2020, the Company is obligated for one convertible note payable held by RedDiamond Partners, LLC (“RDCN”); the Company entered into the RDCN on June 15, 2020, whereby the note is convertible on or after January 15, 2021 and before maturity on March 15, 2021 at a rate of $.28/share. The RDCN was issued in the principal amount of $352,941 with $52,941 being made up of a 15% Original Issue Discount (“OID”) and included a conversion feature because there are exercise contingencies triggered by the occurrence of an Event of Default, which includes events that are outside the control of the Company (i.e. not based solely on the market for the Company’s stock or the Company’s own operations). Additionally, the RDCN accrues interest at a rate of 12.5% per annum, calculated on a 360-day-per-year-basis. At June 30, 2020, the Company owed $354,779 in outstanding balance whereby $352,941 was made up of principal and $1,838 was made up of accrued interest. This RDCN was issued alongside a warrant for purchase of 557,143 shares of Company common stock (“RDCN Warrants”) with a relative value of $91,500; see Note 13 for more information on these RDCN Warrants. The outstanding principal balance of the RDCN was reduced to $-0- by various discounts on the debt totaling ($352,941) as follows: i) the RDCN Warrants generated a discount on the debt of ($91,500) based on the relative value of the same; ii) $2,500 in investor legal costs was treated as a discount on the debt of ($2,500) since this was paid by the Company; iii) $52,941 of OID was treated as a discount on the debt of ($52,941); iv) a discount of ($206,000) was taken due to the conversion option being treated as a derivative. As of June 30, 2020, the Company had ($333,333) ($-0- at March 31, 2020) in unamortized debt discount remaining. In evaluating the various instruments and their components within this transaction (including issuance of the RDCN and RDCN Warrants) for treatment as a derivative and the respective accounting treatment of the same, the Company referenced ASC 470 and ASC 815 in conjunction with interpretive guidance. Subsequently, at June 30, 2020, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amount of $19,608. In conjunction with the RDCN and RDCN Warrants issuances, the Company also paid $30,000 and issued 75,000 warrants (“Think Warrants”) valued at $31,500 using the Black-Scholes model to Think Equity for soliciting the RedDiamond Partners, LLC transaction; see Note 13 for more information on these warrants. The total issuance costs paid to Think Equity of $61,500 of cash and warrants, which the Company recorded the relative value (as noted in Note 13) of $52,399 to expense since no further discount was available to be taken on the debt.

At June 30, 2020 and March 31, 2020, the Company is/was obligated for several convertible notes payable held by accredited investors (“Accredited Investor Convertible Notes” or “AICN” or “AICNs”). At June 30, 2020 the total outstanding balance of these AICNs of $280,000 was made up of $280,000 in principal and $-0- in accrued interest. At March 31, 2020, the total outstanding balance of these AICNs of $286,981 was made up of $280,000 in principal and $6,981 in accrued interest. The Company entered into these AICNs during the quarter ended June 30, 2019. All of these AICNs mature during the quarter ended June 30, 2021, two years from their inception dates. These AICNs accrue interest at a rate of 10% annually. Accrued interest is due and payable each calendar quarter in cash; during the three-month periods ended June 30, 2020 and 2019, the Company paid out $13,962 and $5,362, respectively, in accrued interest to these AICN note holders. These AICNs automatically convert into shares of common stock at a rate of $.72 per share at the earlier of the maturity date or an uplist to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $.87 at the time of the uplist. The AICN note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $.72 per share. No AICN note holders have converted their notes through the date of this report. As of June 30, 2020 and March 31, 2020, these AICNs did not include a beneficial conversion feature.

NOTE 8 – DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instruments, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The Company used the following assumptions for determining the fair value of the conversion feature in the RDCN referenced in Note 7 to these financial statements, under the binomial pricing model with Monte Carlo simulations at June 15, 2020 and June 30, 2020, the issuance and balance sheet dates, respectively:

	June 15, 2020	June 30, 2020
Stock price on valuation date	$.42	$.44
Conversion price	$.28	$.28
Days to maturity	273	258
Weighted-average volatility*	367%	367%
Risk-free rate	.18%	.18%

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At June 30, 2020, the Company revalued the derivative liability at $548,200 and recognized $21,400 to derivative expense and derivative liability.

The Company recorded derivative liability transactions during the three-month period ended June 30, 2020 as follows:

3 Months Ended June 30, 2020
Convertible note embedded derivative liability
Balance at March 31, 2020	$-0-

Initial recognition of derivative liability	526,800

Change in fair value	21,400

Balance at June 30, 2020	$548,200

NOTE 9 – CONVERTIBLE NOTES AND NOTES PAYABLE – RELATED PARTY

At June 30, 2020 and March 31, 2020, the Company was obligated for a related party note payable and accrued interest in the total amount of $62,445 and $61,255, respectively; the maturity date of this note was April 30, 2020 and the Company is in default on this note as of the date of this filing. The related party note payable terms are accrual of interest at 8% annually with payments of $3,100 per month, which are applied to interest first, then principal. The Company is currently in negotiations to resolve this note that is in default and payable to Dr. David Masters.

At June 30, 2020, the Company was obligated for related party convertible notes payable principal and accrued interest in the total amount of $25,000 and $197, respectively, recorded to the Convertible notes and accrued interest payable - related party account. At March 31, 2020, the Company was not obligated for any related party convertible notes payable or accrued interest. These notes were entered into on May 14, 2020, accrue interest at 6% per annum, are convertible at $.2538 per share, and mature on August 14, 2020.

NOTE 10 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At June 30, 2020 and March 31, 2020, the Company is obligated to pay $780,835 and $794,057, respectively, in accounts payable and accrued expenses. Of the total at June 30, 2020 of $780,835, $543,430 is made up of accounts payable, while the $237,404 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. Of the total at March 31, 2020 of $794,057, $556,653 is made up of accounts payable, while the $237,404 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The potential payroll taxes owed are not due until the accrued compensation has been paid. Since the Company has not paid these accrued wages, the Company has appropriately left the potential payroll taxes associated with these accrued wages unpaid. The Company has established an accrued liability for the potential taxes of approximately $22,025 and $22,025 at June 30, 2020 and March 31, 2020, respectively.

NOTE 11 – PPP LOAN

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At June 30, 2020, the Company was obligated for the outstanding balance of $38,730, made up of $38,665 in principal and $65 in accrued interest. The principal and accrued interest may be forgivable and the Company has applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full.

NOTE 12 – ACCRUED EXPENSES – RELATED PARTY

At June 30, 2020, the Company is obligated to pay $239,372 in accrued expenses due to related parties. Of the total, $24,882 is made up of accounts payable, while $214,490 is made up of accrued salaries and potential payroll taxes payable.

At March 31, 2020, the Company was obligated to pay $252,607 in accrued expenses due to related parties. Of the total, $17,502 was made up of accounts payable, while $235,105 is made up of accrued salaries and potential payroll taxes payable.

NOTE 13 - COMMON STOCK AND WARRANTS

Common Stock

During the three-month period ended June 30, 2020 the Company issued 200,000 shares of common stock as follows:

i) 120,000 shares valued using the Black-Scholes model at $40,680 and recorded in Stock-based compensation to a service provider for video marketing services over a 6-month term;

ii) 80,000 shares with a relative value of $34,709 pursuant to a purchase of 80,000 units whereby a unit is made up of 1 share of common stock and ½ warrant. The value of $34,709 along with the relative value of the warrants associated with this transaction of $17,291 ($52,000 total) was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital and Capital Stock upon receipt of funds and issuance of shares of common stock during the quarter ended June 30, 2020.

During the three-month period ended June 30, 2019 the Company did not issue any stock.

Warrants

During the three-month period ended June 30, 2020, the Company granted warrants to purchase a total of 827,491 shares of common stock, which is included in the vested stock based compensation of approximately $184,000, including:

i) warrants for 40,000 shares, valued at $17,291 using the Black-Scholes model, to one investor, whereby the value was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital upon receipt of funds and issuance of warrants during the quarter ended June 30, 2020 and further whereas the warrants vested immediately upon issuance and are exercisable at $1.00 per share for 3 years from the grant date of April 6, 2020;

ii) warrants for 90,000 shares, valued at $28,964 using the Black-Scholes model, to John Lai, whereby the value was recorded to Stock-based compensation and the warrants vest upon the Company raising $10,000,000 or more through an S-1 offering as long as that occurs prior to October 31, 2020; if these warrants vest they will be exercisable for a period of 5-years at $.35 per share;

iii) warrants for 557,143 shares (RDCN Warrants), valued at $234,000 using the Black-Scholes model, to RedDiamond Partners, LLC, whereby the relative value of $91,500 was recorded to Warrants issued in conjunction with convertible debt on the statement of equity; the warrants have a cashless conversion feature, are exercisable at $.35 per share for a term of five years from the date of the grant of June 15, 2020 when the Company entered into a securities purchase agreement and issued a convertible note as outlined in Note 7;

iv) warrants for 75,000 shares (Think Warrants), valued at $31,500 using the Black-Scholes model, whereby the relative value of the warrants was recorded to Stock-based compensation, whereas the warrants are exercisable for 5 years from the date of the grant of June 15, 2020 at an exercise price of $.35 per share. These were issued to Think Equity as a placement fee for soliciting the RedDiamond transaction as described in roman numeral iii above and Note 7 to these financial statements;

v) warrants for 27,237 shares, valued at $11,984 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation, whereas the warrants are exercisable for 5 years from the date of the grant at $.40 per share to various directors of the Company for services on various committees;

vi) warrants for 29,762 shares, valued at $13,095 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity, whereas the warrants are exercisable for 5 years from the date of the grant at $.40 per share to John Lai;

vii) warrants for 8,349 shares, valued at $3,674 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity, whereas the warrants are exercisable for 5 years from the date of the grant at $.40 per share to a service provider for various consulting services.

During the three-month period ended June 30, 2019, the Company granted warrants to purchase a total of 270,000 shares of common stock including:

i) warrants for 270,000 shares, valued at $119,954 using the Black-Scholes model, to three Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 135,000 vested immediately and 135,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.33 per share.

A summary of warrant activity for the year ending March 31, 2020 and three-month period ending June 30, 2020 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2019	3,818,919	.55	3,035,035	.54

Granted	1,905,700	.52

Cashless conversions	(337,500)	.32

Expired	(90,000)	.56

Canceled	(396,000)	.58

Outstanding, March 31, 2020	4,901,119	.53	4,072,369	.53

Issued in conjunction with convertible debt	632,143	.35

Sold	40,000	1.00

Granted	155,348	.37

Outstanding, June 30, 2020	5,728,610	.51	4,939,235	.51

At June 30, 2020, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
.30-.50	3,087,192	.37	4.71	3,182,817	.33

.51-1.00	2,145,739	.58	2.67	1,260,739	.60

1.01-3.89	495,679	1.42	2.11	495,679	1.42

Total	5,728,610	.51	3.72	4,939,235	.51

For the three-month periods ended June 30, 2020 and 2019, the total stock-based compensation on all instruments was $183,244 and $157,134, respectively. It is expected that the Company will recognize expense after June 30, 2020 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of June 30, 2020 in the amount of approximately $431,000.

NOTE 14 – SUBSEQUENT EVENTS

Prior to the issuance date of this Form 10-Q and subsequent to the balance sheet date, the Company entered into an agreement to issue 10,000 shares of common stock to a service provider for legal services valued at $4,400; these shares remain unissued as of the date of filing of this Form 10-Q with the SEC.

Prior to the issuance date of this Form 10-Q and subsequent to the balance sheet date, the Company issued 40,000 shares of common stock to a service provider for investor relations services valued at $17,600.

Prior to the issuance date of this Form 10-Q and subsequent to the balance sheet date, the Company issued 61,027 shares of common stock pursuant to a warrant conversion whereby the warrant holder converted 168,750 warrants valued at $102,807 using the Black-Scholes pricing model into 61,027 shares of common stock.

On July 1, 2020, the Company issued 15,000 warrants to two directors of the Company, valued at $6,600, vesting in equal amounts over the two-month period ending August 31, 2020 at $.40 per share for a term of 5 years from the date of the grant.

On August 14, 2020, three directors, messrs Johnson, Martin, and Cash, who held convertible notes as detailed in Note 9, converted $25,382 in outstanding principal and interest into 100,008 shares of common stock.

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

Our lead product, Kush™, is scheduled for initial commercial launch later this year. Kush is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Kush is a superior treatment that safely improves joint function. The Kush particles are lubricious, cushioning and long-lasting. The spongy, protein-based particles mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding) and protect the joint as an artificial cartilage.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and the rest of the world through commercial partners. In September 2019, the Company entered into an agreement with a service provider to film a 12-part, monthly series of interviews with our CEO, John Lai, Company key opinion leaders, and other media content to be aired on Bloomberg Television Network alongside 96 commercials; we anticipate this program to begin in calendar year 2021.

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

RESULTS OF OPERATIONS

We are a development-stage company with no history of commercial revenues, and we have incurred recurring substantial losses since inception. The following discussion should be read in conjunction with our unaudited financial statements and related notes included in this report.

Results of Operations for the Three Months Ended June 30, 2020 and 2010

Revenue – Revenue was $2,006 for the three-month period ended June 30, 2020 (2019: $-0-) and consisted of Kush product sales to veterinary clinics.

Cost of Sales – Cost of sales was $-0- for both three-month periods ended June 30, 2020 and June 30, 2019.

Gross Profit – Gross profit was $2,006 for the three-month period ended June 30, 2020 (2019: $-0-).

Operating Expenses – Operating expenses for the three months ended June 30, 2020 were $444,074 compared to $493,721 for the three months ended June 30, 2019; the decrease of $49,647 was due primarily to a decrease in depreciation and amortization of $92,285 since several of our patents have become fully-amortized. The decrease in depreciation and amortization was partially offset by an increase in sales and marketing expense of $43,886 due to various stock-based agreements being relieved from prepaids to expense. The majority of our operating expenses in both of these quarters were general and administrative expenses. During the three-month period ended June 30, 2020, operating expenses were primarily made up of $51,805 (2019: $144,090) in depreciation and amortization and $183,244 (2019: $190,801) in stock-based compensation.

Other Expense – Other Expense for the three months ended June 30, 2020 of $371,940 is primarily due to a derivative liability in the amount of $324,200 as described in Note 8 to these financial statements. Other Expense for the three months ended June 30, 2019 of $7,166 was primarily made up of interest accrued on outstanding notes payable, notes payable – related party, and convertible notes payable in the amount of $7,616, which was partially offset by a ($450) gain on sale of asset that was fully depreciated at the time of the sale.

Net Loss before Taxes and Net Loss – Our net loss for the three months ended June 30, 2020 was ($814,008), or ($.04) per share, compared to ($500,887), or ($.03) per share for the three months ended June 30, 2019. The increased loss of $313,121 was attributable primarily to derivative expense of $342,200 recognized during the three months ended June 30, 2020. The weighted average number of shares outstanding during the three-month periods ended June 30, 2020 and June 30, 2019 were 22,938,231 and 19,867,200, respectively.

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

As of June 30, 2020, our current assets were $268,434 including approximately $128,564 in cash, $2,000 in accounts receivable, $1,500 in investment – equity securities, and $136,370 in prepaid expenses. In comparison, our current liabilities as of that date were $2,013,558 consisting of $780,835 of accounts payable and accrued expenses, $239,372 of accrued expenses – related party, $548,200 in derivative liability, $301,446 in convertible notes and accrued interest payable, net of debt discount, $25,197 in convertible notes and accrued interest – related party, $15,947 in PPP loan – short term, $15,325 in notes payable, $62,445 in notes payable and accrued interest – related party, and $24,791 in operating lease liability – short term. Our working capital deficiency as of June 30, 2020 was $1,745,124.

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

Liquidity represents the ability of a company to generate sufficient cash to provide for its immediate cash needs, which our continued losses have made it difficult for us to accomplish. Over the past several years we have continued to incur substantial losses without any source of material revenues or liquid assets, which has caused a serious and harmful effect to our liquidity and a substantial strain on our ongoing business operations.

We have not generated any operating cash flows since we are a development stage company which has not yet realized any significant commercial revenues.

Net Cash Used in Operating Activities – We used ($235,331) of net cash in operating activities for the three months ended June 30, 2020 compared to using ($173,797) of net cash for the three months ended June 30, 2019. This increase in cash used in operating activities was attributable primarily to a decrease in the amount of depreciation and amortization recognized of $92,285.

Net Cash Used in Investing Activities – We used ($45,890) of net cash in investing activities in the three months ended June 30, 2020, consisting of ($5,136) of costs capitalized to intangible assets, $482 in sale of equipment, and ($41,236) of costs capitalized to property and equipment. This is compared to ($21,260) of net cash used in investing activities in the three months ended June 30, 2019, which was primarily due to ($19,760) of costs capitalized to intangible assets.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2020, we were provided with net cash of $399,203 from financing activities consisting of $231,000 from entering into various convertible notes payable, $38,665 from PPP (Paycheck Protection Program) Loan proceeds, and $143,500 in stock and warrants sale proceeds, which was partially offset by a repayment of convertible notes in the amount of ($13,962). In comparison, during the three months ended June 30, 2019, we were provided by financing activities with net cash of $254,238 consisting of $280,000 in proceeds from entering into convertible notes payable, which was partially offset by ($25,762) in repayments of various notes, notes payable to related parties, and convertible notes payable.

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

At June 30, 2020, the Company’s inventory has a carrying value of $-0- and is broken down into $43,744 of finished goods inventory, which is fully offset by a ($43,744) reserve for obsolete inventory.

At March 31, 2020, the Company’s inventory had a carrying value of $-0- and was broken down into $50,357 of finished goods inventory, which was fully offset by a ($50,357) reserve for obsolete inventory.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At June 30, 2020, we are obligated for unpaid officer salaries and amounts payable to related parties of $239,372. This amount is included in accrued expenses – related party.

Notes and Convertible Notes Payable

As of June 30, 2020, we are obligated on the following notes:

		Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$15,000	$632,941
	Third Parties – Unamortized Debt Discount	-	(333,333)
	Third Parties – Interest	325	1,838
	Third Parties – Total	15,325	301,446

2.	Related Parties – Principal	59,642	25,000
	Related Parties – Interest	2,803	197
	Related Parties – Total	62,445	25,197
	Total	$77,770	$326,643

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2020, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2020 Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

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

There were no significant changes in our internal control over financial reporting during the first quarter of our fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any pending legal proceedings contemplated by any governmental authority or any other party involving our properties or the Company. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2020, the Company issued 200,000 shares of common stock; 120,000 shares of common stock were issued to a service provider for video and marketing services while 80,000 shares were issued to an investor pursuant to an investment in units. During the three months ended June 30, 2019, the Company issued 827,491 warrants for purchase of common stock as follows: i) 40,000 to an investor pursuant to an investment in units; ii) 90,000 to John Lai to incentive him to raise $10,000,000 or more through an S-1 offering; iii) 557,143 to RedDiamond Partners LLC pursuant to their investment in the RDCN; iv) 75,000 to parties associated with Think Equity (Think Warrants); v) 29,762 to John Lai in lieu of accrued salary; vi) 27,237 to various directors of the Company for service on various committees and task forces of the board; and vii) 8,349 to a service provider for various production and manufacturing consulting services. All of the transactions discussed in this Item 2 were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

August 14, 2020	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

August 14, 2020	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

