Form 10-Q
period 2020-09-30
PetVivo Holdings, Inc.
filed 2020-11-16
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2020
Common Stock, $0.001	26,235,948

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2020

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020 (Unaudited)	March 31, 2020

Assets:
Current Assets
Cash and cash equivalents	$165,743	$888
Restricted cash	-	9,694
Accounts receivable	2,250	1,000
Equity sale proceeds receivable	-	52,000
Investments - equity securities	1,500	1,500
Prepaid expenses – short term	132,403	132,023
Total Current Assets	301,896	197,105

Property and Equipment:
Property and equipment	303,367	221,493
Less: accumulated depreciation	(125,548)	(111,586)
Total Property and Equipment, net	177,819	109,907

Other Assets:
Operating lease right-of-use	170,896	148,693
Prepaid expenses (net of current)	44,804	-
Trademark and patents, net	22,532	58,611
Security deposit	8,201	8,201
Total Other Assets	246,433	215,505
Total Assets	$726,148	$522,517

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$751,365	$794,057
Accrued expenses - related party	21,270	252,607
Derivative liability	937,500	-
Convertible notes and accrued interest payable, net of debt discount	437,180	286,981
PPP loan – short term	22,839	-
Notes payable and accrued interest	42,825	15,095
Notes payable and accrued interest - related party	32,884	61,255
Operating lease liability – short term	26,363	24,791
Total Current Liabilities	2,272,226	1,434,786

Other Liabilities:
PPP loan (net of current)	15,988	-
Note payable and accrued interest - related party (net of current)	221,092	-
Operating lease liability (net of current)	144,533	123,901
Total Other Liabilities	381,613	123,901
Total Liabilities	$2,653,839	$1,558,687

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at September 30, 2020 and March 31, 2020, respectively
Common stock, par value $0.001, 250,000,000 shares authorized 24,876,189 and 22,911,857 shares outstanding at September 30, 2020 and March 31, 2020, respectively	24,876	22,911
Common stock to be issued	-	52,000
Additional Paid-In Capital	54,798,088	53,477,564
Accumulated Deficit	(56,750,655)	(54,588,645)
Total Stockholders’ Deficit	(1,927,691)	(1,036,170)
Total Liabilities and Stockholders’ Deficit	$726,148	$522,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Revenues	$4,790	$-	$6,797	$-

Cost of Sales	350	3,845	350	3,845

Gross Profit (Loss)	4,440	(3,845)	6,447	(3,845)

Operating Expenses:

Sales and Marketing	35,580	5,182	82,262	7,978
Research and Development	-	7,132	-	7,132
Intangible Impairment	11,971	-	15,577	-

General and Administrative:
Depreciation and Amortization	8,859	141,040	60,665	285,130
Other General and Administrative	766,597	272,415	1,108,578	619,250
Total General and Administration	775,456	413,455	1,169,243	904,380

Total Operating Expenses	823,007	425,769	1,267,082	919,490

Operating Loss	$(818,567)	$(429,614)	$(1,260,635)	$(923,335)

Other Income (Expense)
Gain on Sale of Asset	-	-	482	450
Gain on Debt Restructuring	516	-	516	-
Loss on Debt Extinguishment	-	(81,738)	-	(81,738)
Derivative Expense	(389,300)	-	(731,500)	-
Interest Expense	(140,651)	(7,821)	(170,873)	(15,437)
Total Other Expense	(529,435)	(89,559)	(901,375)	(96,725)

Net Loss before taxes	$(1,348,002)	$(519,173)	$(2,162,010)	$(1,020,060)

Income Tax Provision	-	-	-	-

Net Loss	(1,348,002)	(519,173)	(2,162,010)	(1,020,060)

Net Loss Per Share:
Basic and Diluted	$(0.06)	$(0.03)	$(0.09)	$(0.05)

Weighted Average Common Shares Outstanding:
Basic and Diluted	23,356,342	20,006,881	23,148,429	19,969,094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shares retroactively restated for 9-for-10 reverse stock split in November of 2019

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended September 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2020	22,911,857	$22,912	$53,477,563	$(54,588,645)	$52,000	$(1,036,170)
Common stock issued	80,000	80	51,920	-	(52,000)	-
Warrants issued in conjunction with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	120,000	120	183,124	-	-	183,244
Net loss	-	-	-	(814,008)	-	(814,008)
Balance at June 30, 2020	23,111,857	$23,112	$53,804,107	$(55,402,653)	$-	$(1,575,434)
Common stock sold	904,288	904	315,596	-	-	316,500
Stock-based compensation	699,007	699	653,164	-	-	653,863
Stock granted for debt conversion	100,010	100	25,282	-	-	25,382
Cashless warrant exercises	61,027	61	(61)	-	-	-
Net loss	-	-	-	(1,348,002)	-	(1,348,002)
Balance at September 30, 2020	24,876,189	$24,876	$54,798,088	$(56,750,655)	$-	$(1,927,691)

Six Months Ended September 30, 2019

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	19,867,200	$22,074	$51,552,688	$(52,505,912)	$86,333	$(844,817)
Stock-based compensation	-	-	157,134	-	33,667	190,801
Net loss	-	-	-	(500,887)	-	(500,887)
Balance at June 30, 2019	19,867,200	$22,074	$51,709,822	$(53,006,799)	$120,000	$(1,154,903)
Common stock issued	77,700	120	119,880	-	(120,000)	-
Common stock sold	360,000	400	99,600	-	-	100,000
Stock-based compensation	30,300	-	135,278	-	102,000	237,278
Stock granted for debt conversion	1,295,866	1,440	536,263	-	-	537,703
Net loss	-	-	-	(519,173)	-	(519,173)
Balance at September 30, 2019	21,631,066	$24,034	$52,600,843	$(53,525,972)	$102,000	$(799,095)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shares retroactively restated for 9-for-10 reverse stock split in November of 2019

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2020	September 30, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(2,162,010)	$(1,020,060)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	731,500	-
Stock-based compensation	837,107	326,078
Depreciation and amortization	60,665	285,130
Amortization of debt discount	148,284	-
Intangible impairment	15,577	-
Loss on debt extinguishment	-	81,738
Gain on debt restructuring	(516)	-
Gain on sale of asset	(482)	-
Changes in Operating Assets and Liabilities
Increase in prepaid expenses	(45,184)	(4,779)
Increase in accounts receivable	(1,250)	-
Interest accrued on notes payable - related party	5,603	3,039
Interest accrued on notes payable	636	725
Interest accrued on convertible notes payable	15,876	11,479
Decrease in accounts payable and accrued expense	(42,292)	(37,807)
Increase (decrease) in accrued expenses - related party	(35,821)	66,455
Net Cash Used In Operating Activities	(472,307)	(288,002)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments	-	(1,500)
Sale of equipment	482	-
Purchase of equipment	(81,874)	-
Increase in patents and trademarks	(26,599)	(24,987)
Net Cash Used in Investing Activities	(107,991)	(26,487)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sale	368,500	100,000
Proceeds from PPP note payable	38,665	-
Proceeds from notes payable	27,500	-
Proceeds from convertible notes	322,500	280,000
Repayments of convertible notes	(13,962)	(11,479)
Repayments of notes payable	(244)	(19,556)
Repayments of notes payable - related party	(7,500)	(20,700)
Net Cash Provided by Financing Activities	735,459	328,265

Net Increase in Cash	155,161	13,776
Cash and Restricted Cash at Beginning of Period	10,582	6,460
Cash at End of Period	$165,743	$20,236

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$26,623	$15,437
Stock granted for debt conversion	$25,383	$455,965
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$352,941	$-
Note payable - related party granted for release of claim to accrued salary	$195,000	$-
Notes payable - related party converted into common stock	$25,382	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2020

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

In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that as of the date of this 10-Q filing has not been made effective; concurrently, the Company increased its authorized shares of common stock from 225,000,000 to 250,000,000.

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

Although these interim financial statements at September 30, 2020 and for the six months ended September 30, 2020 and 2019 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the six months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ended March 31, 2021 or for any future period.

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

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangible assets, estimate of fair value of share-based payments and derivative instruments and recorded debt discount, estimate of fair value of lease liabilities and related right of use asset, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2020, the Company had $165,743 in cash and no cash equivalents. At March 31, 2020, the Company had $10,582 in cash and restricted cash and no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At September 30, 2020, cash did not exceed the FDIC uninsured balances and management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 5,727,610 warrants outstanding as of September 30, 2020 with varying exercise prices ranging from $.30 to $2.22/share. The weighted average exercise price for these warrants is $.50/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 3,764,912 warrants outstanding as of September 30, 2019, with varying exercise prices ranging from $3.89 to $.33/share. The weighted average exercise price for these warrants was $.55/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

At September 30, 2020 and 2019, the Company had $280,000 in convertible notes principal and $-0- in interest outstanding; these notes mature in our fiscal quarter ended June 30, 2021. If converted, the $280,000 in outstanding principal and $-0- in accrued interest would convert into 388,889 shares of common stock at a rate of $.72 per share. Also at September 30, 2020, the Company had a 15% OID convertible note outstanding in the principal amount of $352,941 ($-0- at September 30, 2019) that had $12,868 ($-0- at September 30, 2019) in accrued interest to yield an outstanding balance of $365,809 that is convertible into shares at a rate of $.28/share into 1,306,461 shares of common stock on or after December 15, 2020. See Note 8 to these financial statements for more information on the convertible notes discussed in this paragraph.

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

The Company recognizes revenue related to our sales of Kush product to veterinarians when we have received an order and shipped the Kush product.

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

The Company’s financial instruments consist of investments – equity securities receivable, notes payable and accrued interest, notes payable and accrued interest - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2020 and March 31, 2020, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company measured its investments – equity securities receivable at fair value at September 30, 2020, and March 31, 2020, see Note 4 to the financial statements included in this Form 10-Q.

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

(M) Stock-Based Compensation – Employees and Non-Employees

Equity Instruments Issued to Employees and Non-Employees for Acquiring Goods or Services

On June 20, 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments to nonemployees (for example, service providers, external legal counsel, suppliers, etc.). Under the new standard, companies will no longer be required to value non-employee awards differently from employee awards. Meaning that companies will value all equity classified awards at their grant-date under ASC 718 and forgo revaluing the award after this date.

In June 2018, the FASB issued ASU 2018-07, which simplifies the accounting for nonemployee share-based payment transactions. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods or services to be used or consumed in a grantor's own operations by issuing share-based payment awards.

The Company accounts for employee stock-based compensation the same as non-employee stock-based compensation.

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

The Company incurred net losses of $2,162,010 for the six-month period ended September 30, 2020 and had net cash used in operating activities of $472,307 for the same period. Additionally, the Company has an accumulated deficit of $56,750,655, working capital deficit of $1,970,330, and a stockholders’ deficit of $1,927,691 at September 30, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these consolidated financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

Management intends to raise additional funds through a private placement or public offering of its equity securities; this is evidenced by the filing of Form S-1 with the Securities and Exchange Commission as identified in this Form 10-Q’s Note 15. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – LEASE AND COMMITMENTS

Rent expense for the three-month periods ended September 30, 2020 and September 30, 2019 were $13,568 and $13,434, respectively. Rent expense for the six-month periods ended September 30, 2020 and September 30, 2019 were $27,136 and $24,245, respectively.

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The Company resided in the facility starting in November of 2017. The base rent started as $2,078 per month with 2% increases annually and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The base rent as of September 30, 2020 is $2,162. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. The Company entered into a lease amendment whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500 and a grant of $7,500 as a tenant improvement allowance, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term. Through the balance sheet date, the Company has received $42,500 in loan proceeds and the full tenant improvement allowance amount of $7,500.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2020:

Year Ended March 31,
2021	$13,142
2022	26,634
2023	27,167
2024	27,710
2025	28,265
Thereafter	48,304
$171,223
Less: Amount representing interest	(327)
Present value of lease liabilities	$170,896

In compliance with ASC 842 the Company adopted new guidance in relation to lease accounting on April 1, 2019 whereby we recognized operating lease right-to-use assets and corresponding and equal operating lease liabilities for the lease of our facility in Edina, MN. As of September 30, 2020, planned future base rent lease payments total $171,223, which has been discounted to $170,896 using the 52-week treasury bill coupon equivalent discount rate of 0.12% and a present value model. As of September 30, 2020, the Company only had one operating lease so that the remaining lease term and weighted average discount rate are approximately 6 years and 0.12%, respectively.

September 30, 2020
Present value of future base rent lease payments	$170,896
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$170,896

As of September 30, 2020, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

September 30, 2020
Operating lease right-of-use asset	$170,896
Total operating lease assets	170,896

Operating lease current liability	26,363
Operating lease other liability	144,533
Total operating lease liabilities	$170,896

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until the lease’s termination in 2017, the Company has recorded approximately $330,000 as a potential payable to the lessor as of September 30, 2020; this amount is included in accounts payable.

NOTE 4 – INVESTMENTS – EQUITY SECURITIES

On June 28, 2019, the Company entered into a purchase agreement with a third-party to purchase 1,500,000 shares of Emerald Organic Products, Inc. (OTC Pink: “EMOR”) common stock for consideration of $1,500. The Company applied guidance from ASU No. 2016-01 Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities and ASC 820 to arrive at a fair value at September 30, 2019 of $1,500. The Company took into account many factors when determining the stock’s fair value including, but not limited to, the nature and duration of the restriction on the stock, the extent to which potential buyers would be limited by the restriction, and qualitative and quantitative factors specific to both the instrument and the issuer and risk of non-performance.

NOTE 5 – PREPAID EXPENSES

At September 30, 2020 and March 31, 2020, the Company had $177,207 and $132,023 in prepaid expenses, respectively. At September 30, 2020 the total prepaids amount of $177,207 was made up primarily of $132,403 in prepaid expenses – short term and $44,804 in prepaid expenses (net of current). Of the $132,403 classified as prepaid expenses – short term, approximately $80,000 is made up of advertising and marketing services yet to be performed. The $44,804 classified as prepaid expenses (net of current) is entirely made up of costs incurred related to our S-1 filing with the Securities and Exchange Commission and will be recorded as a reduction of proceeds should we be successful in raising capital through this S-1 offering.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	September 30, 2020	March 31, 2020
Leasehold improvements	$152,392	$98,706
Furniture and office equipment	10,130	10,130
Production equipment	115,661	87,473
R&D equipment	25,184	25,184
Total, at cost	303,367	221,493
Accumulated depreciation	(125,548)	(111,586)
Total, net	$177,819	$109,907

During the three months ended September 30, 2020 and 2019, depreciation expense was $7,474 and $3,442, respectively. During the six months ended September 30, 2020 and 2019, depreciation expense was $13,963 and $10,423, respectively.

NOTE 7 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	September 30, 2020	March 31, 2020
Patents	$3,832,661	$3,822,542
Trademarks	25,527	25,023
Total, at cost	3,858,188	3,847,565
Accumulated Amortization	(3,835,656)	(3,788,954)
Total, net	$22,532	$58,611

During the three-month periods ended September 30, 2020 and 2019, amortization expense was $1,385 and $137,598, respectively. During the six-month periods ended September 30, 2020 and 2019, amortization expense was $46,702 and $274,707, respectively.

NOTE 8 – CONVERTIBLE NOTES AND NOTES PAYABLE

At September 30, 2020, the Company is obligated for $296,801 in notes payable and notes payable – related parties and $437,180 in convertible notes payable and accrued interest, net of debt discount.

At March 31, 2020, the Company is obligated for $76,350 in notes payable and $286,981 in convertible notes payable.

		September 30, 2020		March 31, 2020
		Notes Payable	Convertible Notes Payable	Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$42,500	$632,941	$15,000	$280,000
	Third Parties – Unamortized Debt Discount	-	(215,686)	-	-
	Third Parties – Interest	325	19,925	95	6,981
	Third Parties – Total	42,825	437,180	15,095	286,981

2.	Related Parties – Principal	252,142	-	59,642	-
	Related Parties – Interest	1,834	-	1,613	-
	Related Parties – Total	253,976	-	61,255	-
	Total	$296,801	$437,180	$76,350	$286,981

At September 30, 2020, the Company is obligated for one convertible note payable held by RedDiamond Partners, LLC (“RDCN”); the Company entered into the RDCN on June 15, 2020, whereby the note is convertible on or after January 15, 2021 and before maturity on March 15, 2021 at a rate of $.28/share. The RDCN was issued in the principal amount of $352,941 with $52,941 being made up of a 15% Original Issue Discount (“OID”) and includes a conversion feature. However, this conversion feature’s exercise contingency can only be utilized if triggered by the occurrence of an Event of Default, which includes events that are outside the control of the Company (i.e. not based solely on the market for the Company’s stock or the Company’s own operations). Additionally, the RDCN accrues interest at a rate of 12.5% per annum, calculated on a 360-day-per-year-basis. At September 30, 2020, the Company owed $365,808 in outstanding balance whereby $352,941 was made up of principal and $12,867 was made up of accrued interest. This RDCN was issued alongside a warrant for purchase of 557,143 shares of Company common stock (“RDCN Warrants”) with a relative value of $91,500; see Note 14 for more information on these RDCN Warrants. Upon inception, the outstanding principal balance of the RDCN was reduced to $-0- by various discounts on the debt totaling ($352,941) as follows: i) the RDCN Warrants generated a discount on the debt of ($91,500) based on the relative value of the same; ii) $2,500 in investor legal costs was treated as a discount on the debt of ($2,500) since this was paid by the Company; iii) $52,941 of OID was treated as a discount on the debt of ($52,941); iv) a discount of ($206,000) was taken due to the conversion option being treated as a derivative. As of September 30, 2020, the Company had ($215,686) ($-0- at March 31, 2020) in unamortized debt discount remaining. In evaluating the various instruments and their components within this transaction (including issuance of the RDCN and RDCN Warrants) for treatment as a derivative and the respective accounting treatment of the same, the Company referenced ASC 470 and ASC 815 in conjunction with interpretive guidance. For the three and six months ended September 30, 2020, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amounts of $117,647 and $137,255, respectively. In conjunction with the RDCN and RDCN Warrants issuances, the Company also paid $30,000 and issued 75,000 warrants (“Think Warrants”) valued at $31,500 using the Black-Scholes model to Think Equity for soliciting the RedDiamond Partners, LLC transaction; see Note 14 for more information on these warrants. The total issuance costs paid to Think Equity of $61,500 of cash and warrants, which the Company recorded the relative value (as noted in Note 14) of $52,399 to expense since no further discount was available to be taken on the debt.

At September 30, 2020 and March 31, 2020, the Company is/was obligated for several convertible notes payable held by accredited investors (“Accredited Investor Convertible Notes” or “AICN” or “AICNs”). At September 30, 2020 the total outstanding balance of these AICNs of $287,058 was made up of $280,000 in principal and $7,058 in accrued interest. At March 31, 2020, the total outstanding balance of these AICNs of $286,981 was made up of $280,000 in principal and $6,981 in accrued interest. The Company entered into these AICNs during the quarter ended June 30, 2019. All of these AICNs mature during the quarter ended June 30, 2021, two years from their inception dates. These AICNs accrue interest at a rate of 10% annually. Accrued interest is due and payable each calendar quarter in cash.

During the three and six months ended September 30, 2020, the Company paid out $-0- and $13,962, respectively, in accrued interest to these convertible note holders. During the three and six months ended September 30, 2019, the Company paid out $6,118 and $11,479, respectively, in accrued interest to these convertible note holders.

These AICNs automatically convert into shares of common stock at a rate of $.72 per share at the earlier of the maturity date or an uplist to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $.87 at the time of the uplist. The AICN note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $.72 per share. No AICN note holders have converted their notes through the date of this report. As of September 30, 2020 and March 31, 2020, these AICNs included a beneficial conversion feature with an aggregate value of $30,154.

NOTE 9 – DERIVATIVE LIABILITY

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date then that fair value is reclassified to equity. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

The Company used the following assumptions for determining the fair value of the conversion feature in the RDCN referenced in Note 8 to these financial statements, under the binomial pricing model with Monte Carlo simulations at June 15, 2020 and September 30, 2020, the issuance and balance sheet dates, respectively:

	June 15, 2020	September 30, 2020
Stock price on valuation date	$.42	$.80
Conversion price	$.28	$.28
Days to maturity	273	166
Weighted-average volatility*	367%	327%
Risk-free rate	.18%	.12%

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At September 30, 2020, the Company revalued the derivative liability to $937,500. For the three months ended September 30, 2020 and 2019, the Company recognized $389,300 and $-0- to derivative expense, respectively. For the six months ended September 30, 2020 and 2019, the Company recognized $731,500 and $-0- to derivative expense and derivative liability, respectively.

The Company recorded derivative liability transactions during the six-month period ended September 30, 2020 as follows:

Six Months Ended September 30, 2020
Convertible note embedded derivative liability
Balance at March 31, 2020	$-0-

Initial recognition of derivative liability	526,800

Change in fair value	21,400

Balance at June 30, 2020	$548,200

Change in fair value	389,300

Balance at September 30, 2020	$937,500

NOTE 10 – CONVERTIBLE NOTES AND NOTES PAYABLE – RELATED PARTY

At September 30, 2020 and March 31, 2020, the Company was obligated for related party notes payable and accrued interest in the total amount of $253,976 and $61,255, respectively.

Effective September 1, 2020, the Company entered into two debt settlement agreements with David B. Masters, a director of the Company, pursuant to an Amendment to Promissory Note and a Promissory Note. The Amendment to Promissory Note extends, for up to an additional two years and under the same terms as originally entered into, the original promissory notes which were issued by Gel-Del Technologies, Inc., a wholly owned subsidiary of the Company, to Dr. Masters. Because this Amendment to Promissory Note simply extended the term over which the Company is required to pay back the outstanding balance this change has been treated as a debt modification. The outstanding principal of $59,642 and interest balance of $6,058 of the original promissory notes was $65,700 at the time of execution of the Amendment to Promissory Note; the terms of this Amendment to Promissory Note are interest accrual at a rate of 8% on an annual basis or 20% if the note is in default. The Amendment to Promissory Note requires monthly payments of $3,100 and a maturity date of June 30, 2022 provided however that if the Company shall achieve $1,500,000 in equity sales or achieve gross product sales of $1,500,000, the Company must pay the outstanding balance at that time.

The Promissory Note was entered into with an effective date of September 1, 2020 in a principal amount of $195,000, which represented David Masters’ release of any claim to the $195,000 in past accrued salary he was owed, it accrues interest at a rate of 3% per annum, has a maturity date of August 31, 2022, and requires payments of $4,000 per month beginning when the Company’s sale of products reach $3,500,000. The reclassification of the $195,000 was treated as a debt modification.

A Settlement and General Release (“Settlement Agreement”) was also executed by Dr. Masters to the benefit of the Company as a settlement and general release of any and all past claims, demands, damages, judgements, causes of action and liabilities that Dr. Masters ever had, may have or may acquire against the Company and its subsidiaries, including, but not limited to any claims related to (a) the ownership, operation, business, or financial condition of the Company or its business, (b) any promissory note, loan, contract, agreement or other arrangement, whether verbal or written, including all unpaid interest charges, late fees, penalties or any other charges thereon, entered into or established between Dr. Masters’ and his affiliates and the Company on or prior to the Effective Date, or (c) the employment of Dr. Masters by the Company (except for claims directly relating to the breach of the Amendment to Promissory Note, the Promissory Note or the Consulting Agreement).

At September 30, 2020, the Company was obligated for principal and accrued interest in the amounts of $192,500 and $417, respectively, related to the Promissory Note and $59,642 and $1,417, respectively, related to the Amendment to Promissory Note.

At September 30, 2020 and March 31, 2020, the Company was not obligated for any related party convertible notes payable principal and accrued interest. However, the Company entered into notes payable with three directors on May 14, 2020, in the aggregate principal amount of $25,000. The notes with these three directors accrued interest at a rate of 6% annually, yielding a total amount of accrued interest of $382 at August 14, 2020, the maturity date, and on that date the total outstanding balance of $25,382 was converted at $.2538 per share into 100,010 shares of common stock valued at $25,383 as identified in Note 14.

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At September 30, 2020 and March 31, 2020, the Company is obligated to pay $751,366 and $794,057, respectively, in accounts payable and accrued expenses. Of the total at September 30, 2020, $517,278 is made up of accounts payable, while the $234,088 in accrued expenses is made up of a tenant improvement allowance of $7,500 and $226,588 is made up of past employee’s accrued salaries and related payroll taxes payable. Of the total at March 31, 2020 of $794,057, $556,653 is made up of accounts payable, while the $237,404 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The potential payroll taxes owed are not due until the accrued compensation has been paid. Since the Company has not paid these accrued wages, the Company has appropriately left the potential payroll taxes associated with these accrued wages unpaid. The Company has established an accrued liability for the potential taxes of approximately $15,209 and $22,025 at September 30, 2020 and March 31, 2020, respectively.

NOTE 12 – PPP LOAN

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At September 30, 2020, the Company was obligated for the outstanding balance of $38,827, made up of $38,665 in principal and $162 in accrued interest. The principal and accrued interest may be forgivable and the Company has applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full.

NOTE 13 – ACCRUED EXPENSES – RELATED PARTY

At September 30, 2020, the Company is obligated to pay $21,270 in accrued expenses due to related parties. The total amount is made up of accounts payable to related parties. During the quarter ended September 30, 2020, David Masters signed a settlement and general release giving up any right to his $195,000 in accrued salary – related party. In exchange for this settlement and general release, the Company granted David Masters a note with a principal amount of $195,000, which is described further in this Form 10-Q’s Note 10.

At March 31, 2020, the Company was obligated to pay $252,607 in accrued expenses due to related parties. Of the total, $38,954 was made up of accounts payable, while $213,653 is made up of accrued salaries and potential payroll taxes payable.

NOTE 14 - COMMON STOCK AND WARRANTS

On October 23, 2020, the Company approved and declared a reverse stock split of all its outstanding common stock at a ratio of 1-for-4 shares; this reverse stock split has not yet been made effective.

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at the Regular Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock available and that may be issued as awards under the 2020 Plan is 4,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030.

Eligible Participants – Employees, consultants and advisors of the Company (or any subsidiary), and non-employee directors of the Company will be eligible to receive awards under the 2020 Plan. In the case of consultants and advisors, however, their services cannot be in connection with the offer and sale of securities in a capital-raising transaction nor directly or indirectly promote or maintain a market for PetVivo securities.

Administration – The 2020 Plan will be administered by the Compensation Committee of our Board of Directors (the “Committee”), which has full power and authority to determine when and to whom awards will be granted, and the type, amount, form of payment, any deferral payment, and other terms and conditions of each award. Subject to provisions of the 2020 Plan, the Committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The Committee also has the authority to interpret and establish rules and regulations for the administration of the 2020 Plan. In addition, the Board of Directors may also exercise the powers of the Committee.

Shares Available for Awards – The aggregate number of shares of Petvivo common stock available and reserved to be issued under the 2020 Plan is 4,000,000 shares, but includes the following limits:

● the maximum aggregate number of shares of Common Stock granted as an Award to any Non-Employee Director in any one Plan Year will be 100,000 shares; provided that such limit will not apply to any election of a Non-Employee Director to receive shares of Common Stock in lieu of all or a portion of any annual Board, committee, chair or other retainer, or any meeting fees otherwise payable in cash.

Types of Awards – Awards can be granted for no cash consideration or for any cash and other consideration as determined by the Committee. Awards may provide that upon the grant or exercise thereof, the holder will receive cash, shares of PetVivo common stock, other securities or property, or any combination of these in a single payment, installments or on a deferred basis. The exercise price per share of any stock option and the grant price of any stock appreciation right may not be less than the fair market value of PetVivo common stock on the date of grant. The term of any award cannot be longer than ten years from the date of grant. Awards will be adjusted in the event of a stock dividend or other distribution, recapitalization, forward or reverse stock split, reorganization, merger or other business combination, or similar corporate transaction, in order to prevent dilution or enlargement of the benefits or potential benefits provided under the 2020 Plan.

The 2020 Plan permits the following types of awards: stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, other stock-based awards, and dividend equivalents.

As of September 30, 2020, the Company has not awarded any shares pursuant to the 2020 Plan.

Common Stock

During the six-month period ended September 30, 2020 the Company issued 466,086 shares of common stock as follows:

i) 120,000 shares valued at $40,680 and recorded in Stock-based compensation to a service provider for video marketing services over a 6-month term;

ii) 80,000 shares with a relative value of $34,709 pursuant to a purchase of 80,000 units whereby a unit is made up of 1 share of common stock and ½ warrant. The value of $34,709 along with the relative value of the warrants associated with this transaction of $17,291 ($52,000 total) was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital and Capital Stock upon receipt of funds and issuance of shares of common stock during the quarter ended June 30, 2020;

iii) 50,000 shares valued at $22,000 on July 1, 2020 to two service providers as follows: a) 40,000 to a marketing and investor relations service provider valued at $17,600; and b) 10,000 to a legal service provider valued at $4,400;

iv) 61,027 shares valued at $12,053 on July 24, 2020 to one warrant holder whereby this warrant holder converted on a cashless basis 100,000 warrants into 61,027 shares of common stock and the warrant had an exercise price of $.30 per share;

v) 904,288 shares during August and September of 2020 in exchange for $316,500 in cash to four accredited investors;

vi) 649,007 shares valued at $486,755 to directors and officers on September 14, 2020 as bonuses for work over the past two years as follows:

a.	134,479 to John Lai
b.	104,867 to John Carruth
c.	91,976 to John Dolan
d.	43,157 to Gregory Cash
e.	42,848 to David Deming
f.	42,509 to Robert Rudelius
g.	42,197 to Randy Meyer
h.	37,205 to Jim Martin
i.	37,197 to Scott Johnson
j.	36,835 to Joseph Jasper
k.	35,737 to David Masters

vii) 100,010 shares valued at $25,383 to three directors on August 14, 2020, pursuant to their conversions of notes in the total outstanding balance amount of $25,382 made up of $25,000 in principal and $382 in accrued interest; these notes had a set conversion price of $.2538 per share.

During the six months ended September 30, 2019, the Company issued 1,763,872 shares of common stock as follows:

i) 348,000 shares to John Lai pursuant to a Settlement Agreement whereby Mr. Lai agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $116,000 and hold the shares for a period of at least 3 years;

ii) 575,808 shares to Randall Meyer pursuant to a Settlement Agreement whereby Mr. Meyer agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $191,936 and hold the shares for a period of at least 3 years;

iii) 204,000 shares to John Dolan pursuant to a Settlement Agreement whereby Mr. Dolan agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $68,000 and hold the shares for a period of at least 3 years; and

iv) 168,060 shares to a former employee pursuant to a Settlement Agreement dated August 29, 2019, whereby this individual agreed to release the Company of all claims, including compensation earned in the amount of $80,029; and

v) 108,000 shares valued at $120,000 to a service provider for production services provided during the one-year period ended July 13, 2019 and recognized over that period on a pro-rata basis; and

vi) 360,000 shares on September 13, 2019, to one shareholder that the Company sold in exchange for $100,000;

vii) 270,000 shares valued at $102,000 to a service provider on September 18, 2019, in exchange for 12 months of video production and marketing services.

John Lai (CEO, President & Director), Randall Meyer (Director), and John Dolan (Secretary & Director) are all related parties, and the reduction of $375,936 was included in Accrued Expenses – Related Party. The settlement of $80,029 for a former employee’s accrued salary was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to these transactions as indicated in Roman numerals i-iv above.

Warrants

During the six-month period ended September 30, 2020, the Company granted warrants to purchase a total of 240,627 shares of common stock valued at $443,108, including:

i) warrants for 40,000 shares, valued at $17,291 using the Black-Scholes model, to one investor, whereby the value was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital upon receipt of funds and issuance of warrants on April 6, 2020, and further whereas the warrants vested immediately upon issuance and are exercisable at $4.00 per share for 3 years from the grant date of April 6, 2020;

ii) warrants for 90,000 shares, valued at $28,964 using the Black-Scholes model, to John Lai, whereby the value was recorded to Stock-based compensation and the warrants vest upon the Company raising $10,000,000 or more through an S-1 offering as long as that occurs prior to October 31, 2020; if these warrants vest they will be exercisable for a period of 5-years at $.35 per share;

iii) warrants for 557,143 shares (RDCN Warrants), valued at $234,000 using the Black-Scholes model, to RedDiamond Partners, LLC, whereby the relative value of $91,500 was recorded to Warrants issued in conjunction with convertible debt on the statement of equity; the warrants have a cashless warrant exercise feature, are exercisable at $.35 per share for a term of five years from the date of the grant of June 15, 2020 when the Company entered into a securities purchase agreement and issued a convertible note as outlined in Note 8 and vested immediately;

iv) warrants for 75,000 shares (Think Warrants), valued at $31,500 using the Black-Scholes model, whereby the relative value of the warrants was recorded to Stock-based compensation, whereas the warrants are exercisable for 5 years from the date of the grant of June 15, 2020 at an exercise price of $.35 per share. The Think Warrants were issued to Think Equity as a placement fee for soliciting the RedDiamond transaction as described in Roman numeral iii above and Note 8 to these financial statements and vested immediately;

v) warrants for 27,237 shares on June 30, 2020, valued at $11,984 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation, whereas the warrants are exercisable for 5 years from the date of the grant at $.40 per share to various directors of the Company for services on various committees and vested immediately;

vi) warrants for 29,762 shares on June 30, 2020, valued at $13,095 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity, whereas the warrants are exercisable for 5 years from the date of the grant at $.40 per share to John Lai and vested immediately;

vii) warrants for 8,349 shares on June 30, 2020, valued at $3,674 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity, whereas the warrants are exercisable for 5 years from the date of the grant at $.40 per share to a service provider for various production and manufacturing consulting services and vested immediately;

viii) warrants for 7,500 shares on July 1, 2020, valued at $3,300 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity and whereas the warrants vest monthly in equal installments for two months from the date of the grant and are exercisable for 5 years from the date of the grant at $.40 per share to Joseph Jasper for board service;

ix) warrants for 7,500 shares on July 1, 2020, valued at $3,300 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity and whereas the warrants vest monthly in equal installments for two months from the date of the grant and are exercisable for 5 years from the date of the grant at $.40 per share to Robert Rudelius for board service;

x) warrants for 120,000 shares on September 1, 2020, valued at $96,000 using the Black-Scholes model, whereby the value of the warrants is recorded to Stock-based compensation on the statement of equity in equal monthly installments as they vest in equal monthly installments for four months from the date of the grant and are exercisable for 5 years from the date of the grant at $.35 per share to David Masters for production and manufacturing consulting services.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grants of between approximately 350% and 433%, which were arrived at by taking the number of trading days during the year ended on the date of the grant multiplied by the standard deviation of the percentage change in the closing market price on a day-by-day basis; and

ii) risk-free rates identical to the U.S. Treasury 3-year and 5-year treasury bill rates on the date of the grants between 0.29% and 1.16%.

During the six months ended September 30, 2019, the Company granted warrants to purchase a total of 270,000 shares of common stock including:

i) warrants for 270,000 shares, valued at $119,954, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 135,000 vested immediately and 135,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $.33/share.

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

During the six months ended September 30, 2019, the Company cancelled 324,000 warrants to purchase a total of 324,000 shares of common stock including:

i) warrants for 270,000 shares, valued at $300,770 using the Black-Scholes model, $117,144 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the terms of such warrants dictating cancellation upon the two-month anniversary of a cease of service; and

ii) warrants for 54,000 shares that were never originally valued, were to be vested upon billing from service providers, and were cancelled due to termination of these relationships.

A summary of warrant activity for the year ending March 31, 2020 and six-month period ending September 30, 2020 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2019	3,818,919	2.20	3,035,035	0.54

Granted	1,905,700	2.07

Cashless warrant exercises	(337,500)	1.27

Expired	(90,000)	2.22

Canceled	(396,000)	2.32

Outstanding, March 31, 2020	4,901,119	2.12	4,072,369	0.53

Issued in conjunction with convertible debt	632,143	0.35

Sold	40,000	1.00

Granted	290,348	0.37

Expired	(36,000)	3.89

Cashless warrant exercises	(100,000)	0.30

Outstanding, September 30, 2020	5,727,610	0.50	5,073,860	0.48

At September 30, 2020, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
1.20-2.00	3,122,192	0.34	4.35	3,278,442	0.33

2.01-4.00	2,145,739	0.58	2.42	1,335,739	0.60

4.01-10.00	459,679	1.23	2.01	459,679	1.23

Total	5,727,610	0.50	3.44	5,073,860	0.48

For the six-month periods ended September 30, 2020 and 2019, the total stock-based compensation on all instruments was $837,107 and $326,078, respectively. It is expected that the Company will recognize expense after September 30, 2020 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of September 30, 2020 in the amount of approximately $412,000.

NOTE 15 – SUBSEQUENT EVENTS

On October 15, 2020, the Company entered into a Note Conversion Agreement with David Masters whereby the parties have agreed to convert the principal amount of the Promissory Note as described in Note 10 of $192,500 and a $3,500 conversion fee into units with terms to be determined by a public offering facilitated by ThinkEquity, a division of Fordham Financial Management, Inc.

On October 13, 2020, the Company filed its S-1 Registration Statement with the SEC to attempt to raise $10,000,000.

On October 25, 2020, one warrant holder exercised their warrant for 54,000 shares of common stock in exchange for $30,000.

On October 26, 2020, the Company entered into a note conversion agreement to convert the RDCN (as referenced in this Form 10-Q’s Note 8) in the total outstanding balance amount of $368,995 made up of $352,941 in principal and $16,054 in accrued interest into 1,054,271 shares of common stock at a rate of $.35 per share.

On October 26, 2020, one warrant holder exercised their warrant for 13,500 shares of common stock in exchange for $7,500.

On October 28, 2020, one warrant holder exercised their warrant for 51,429 shares of common stock in exchange for $28,571.

On October 28, 2020, one warrant holder converted 27,000 warrants for common stock into 3,172 shares of common stock on a cashless basis based on an exercise and conversion price of $1.11 per share and a 10-day variable weighted average price of $1.259 per share.

On October 30, 2020, John Lai converted 168,750 warrants for common stock into 129,387 shares of common stock on a cashless basis based on an exercise and conversion price of $.33 per share and a 10-day variable weighted average price of $1.429 per share.

On November 4, 2020, one warrant holder exercised their warrant for 27,000 shares of common stock in exchange for $15,000.

On November 5, 2020, one warrant holder exercised their warrant for 27,000 shares of common stock in exchange for $15,000.

On November 5, 2020, the Company entered into an agreement with Colorado State University to conduct a study of PetVivo’s Kush product in a minimum of 16 dogs; the study is titled “Evaluation of the effect of intra-articular injection of a proprietary extracellular matrix for osteoarthritis-associated pain in dogs.”

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

CURRENT BUSINESS OPERATIONS

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the $29 billion US veterinary care and products market (market size according to the American Pet Products Association). Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals. In addition, the role of pets in the family has greatly evolved in recent years as many pet owners consider their pets an important member of the family and are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

We intend to leverage our investments in the development of human therapeutics to commercialize treatments for pets in a capital and time-efficient way. A key component of this strategy is the accelerated timeline to revenues for veterinary medical devices, which enter the market earlier than the more-stringently regulated veterinary pharmaceuticals or human therapeutics.

Our lead product, Kush™, is scheduled for focused commercial launch later this year. Kush is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Kush is a superior treatment that safely improves joint function. The Kush particles are lubricious, cushioning and long-lasting. The spongy, protein-based particles mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding) and protect the joint as an artificial cartilage.

Using industry sources, we estimate osteoarthritis afflicts approximately 20 million owned dogs in the United States and the European Union, making canine osteoarthritis an estimated potential $4 billion market opportunity, based on selling the product at $200 per canine unit; this does not factor in any contra-lateral usage of the product by veterinarians. See Johnston, Spencer A. “Osteoarthritis. Joint anatomy, physiology, and pathobiology.” The Veterinary clinics of North (1997):699-723; and http://www.americanpetproducts.org/press_industrytrends.asp.

In addition to being a treatment for osteoarthritis, the joint-cushioning and lubricity effects of Kush have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits).

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease each year, making the equine lameness and navicular disease market an annual opportunity worth $400 million if selling the product at $200 per unit; this does not factor in any contra-lateral usage of the product by veterinarians. See Kane, Albert J., Josie Traub-Dargatz, Willard C. Losinger, and Lindsey P. Garber; “The occurrence and causes of lameness and laminitis in the US horse population” Proc Am Assoc Equine Pract. San Antonio (2000): 277-80; Seitzinger, Ann Hillberg, J. L. Traub-Dargatz, A. J. Kane, C. A. Kopral, P. S. Morley, L. P. Garber, W. C. Losinger, and G. W. Hill. “A comparison of the economic costs of equine lameness, colic, and equine protozoal myeloencephalitis (EPM).” In Proceedings, pp. 1048-1050. 2000; and Kilby, E. R. 10 CHAPTER, The Demographics of the U.S. Equine Population, The State of the Animals IV: 2007.

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

Results of Operations for the Three and Six Months Ended September 30, 2020 and 2019

Revenue – Revenue was $4,790 and $6,797 for the three and six-month periods ended September 30, 2020, respectively. The Company had no revenue during the three and six-month periods ended September 30, 2019, respectively. Revenue consisted of Kush product sales to veterinary clinics.

Cost of Sales – Cost of sales was $350 for the three and six-month periods ended September 30, 2020. Cost of sales was $3,845 for the three and six-month periods ended September 30, 2019. Cost of Sales consisted of inventory write-down expense due to the setup of a reserve for obsolete inventory.

Gross Profit – Gross profit was $4,440 and $6,447 for the three and six-month periods ended September 30, 2020, respectively. Gross profit was ($3,845) for the three and six-month periods ended September 30, 2020.

Operating Expenses – Operating expenses for the three-month period ended September 30, 2020 were $823,007 compared to $425,769 for the three-month period ended September 30, 2019; the increase of $397,238 was due primarily to stock-based compensation related to 649,007 shares granted to directors and officers as a bonus valued at $486,755. The majority of our operating expenses in both of these quarters were general and administrative expenses. During the three-month period ended September 30, 2020, operating expenses were made up of $8,859 in depreciation and amortization, $35,580 in sales and marketing expense, $11,971 in intangible impairment, and $766,597 in other general and administrative expense. During the three-month period ended September 30, 2019, operating expenses were made up of $141,040 in depreciation and amortization, $5,182 in sales and marketing expense, $-0- in intangible impairment, and $272,415 in other general and administrative expense. During the six-month period ended September 30, 2020, $1,267,082 in total operating expenses were made up of $60,665 in depreciation and amortization, $82,262 in sales and marketing expense, $15,577 in intangible impairment, and $1,108,578 in other general and administrative expense. During the six-month period ended September 30, 2019, $919,490 in total operating expenses were made up of $285,130 in depreciation and amortization, $7,978 in sales and marketing expense, $-0- in intangible impairment, and $619,250 in other general and administrative expense.

Other Expense – Other Expense for the three months ended September 30, 2020 of $529,435 is primarily due to an increase in derivative liability in the amount of $389,300 as described in Note 9 to these financial statements and interest expense of $140,651. Other Expense for the three months ended September 30, 2019 of $89,559 was primarily made up of interest accrued on debt carried during the quarter in the amount of $7,821, and a loss on debt extinguishment of $81,738. Other Expense for the six months ended September 30, 2020 of $901,375 is primarily due to expense recognized related to the setup and revaluation of a derivative liability in the amount of $731,500 as described in Note 9 to these financial statements and interest expense of $170,873. Other Expense for the six months ended September 30, 2019 of $96,725 was primarily made up of interest accrued on debt carried during the quarter in the amount of $15,437, and a loss on debt extinguishment of $81,738.

Net Loss before Taxes and Net Loss – Our net loss for the three months ended September 30, 2020 was $1,348,002, or $.06 per share, compared to $519,173, or $.03 per share for the three months ended September 30, 2019. The increased loss of $828,829 was attributable primarily to derivative expense of $389,300 and stock-based compensation related to 649,007 shares granted to directors and officers as a bonus valued at $486,755 and recognized during the three months ended September 30, 2020. The weighted average number of shares outstanding during the three-month periods ended September 30, 2020 and September 30, 2019 were 23,356,342 and 20,006,881, respectively. Our net loss for the six months ended September 30, 2020 was $2,162,010, or $.09 per share, compared to $1,020,060, or $.05 per share for the six months ended September 30, 2019. The increased loss of $1,141,950 was attributable primarily to derivative expense of $731,500 and stock-based compensation related to 649,007 shares granted to directors and officers as a bonus valued at $486,755 and recognized during the six months ended September 30, 2020. The weighted average number of shares outstanding during the six-month periods ended September 30, 2020 and September 30, 2019 were 23,148,429 and 19,969,094, respectively.

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

As of September 30, 2020, our current assets were $301,896 including approximately $165,743 in cash, $2,250 in accounts receivable, $1,500 in investment – equity securities, and $132,403 in prepaid expenses – short term. In comparison, our current liabilities as of that date were $2,272,226 consisting of $751,365 of accounts payable and accrued expenses, $21,270 of accrued expenses – related party, $937,500 in derivative liability, $437,180 in convertible notes and accrued interest payable, net of debt discount, $22,839 in PPP loan – short term, $42,825 in notes payable and accrued interest, $32,884 in notes payable and accrued interest – related party, and $26,363 in operating lease liability – short term. Our working capital deficiency as of September 30, 2020 was $1,970,330.

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

We currently have little cash to support our operations and projected commercial growth. Accordingly, we will require substantial additional financing to fund our operational working capital for at least the next 12 months. Financing may be sought by us from a number of sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. As indicated in this Form 10-Q’s Note 15, we have filed Form S-1 with the Securities and Exchange Commission to raise capital through a public offering of our common stock. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

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

Net Cash Used in Operating Activities – We used ($472,307) of net cash in operating activities for the six months ended September 30, 2020 compared to using ($288,002) of net cash for the six months ended September 30, 2019. This increase in cash used in operating activities was attributable primarily to out net loss of ($2,162,010) and an increase in the period-over-period increase in prepaid expenses and decrease in accrued expenses – related party of ($40,405) and ($102,276), respectively.

Net Cash Used in Investing Activities – We used ($107,991) of net cash in investing activities in the six months ended September 30, 2020, consisting of ($26,599) of costs capitalized to intangible assets, $482 in sale of equipment, and ($81,874) of costs capitalized to property and equipment. This is compared to ($26,487) of net cash used in investing activities in the six months ended September 30, 2019, which was primarily due to ($24,987) of costs capitalized to intangible assets.

Net Cash Provided by Financing Activities – During the six months ended September 30, 2020, we were provided with net cash of $735,459 from financing activities consisting of $322,500 from entering into various convertible notes payable, $66,165 from notes payable proceeds (including PPP Loan), and $368,500 in stock and warrants sale proceeds, which was partially offset by a repayment of convertible notes in the amount of ($13,962). In comparison, during the six months ended September 30, 2019, we were provided by financing activities with net cash of $328,265 consisting of $280,000 in proceeds from entering into convertible notes payable and $100,000 in proceeds from stock and warrants sale which were partially offset by ($51,735) in repayments of various notes payable, notes payable to related parties, convertible notes payable, and the debt instruments’ accrued interest.

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

At September 30, 2020, the Company’s inventory has a carrying value of $-0- and is broken down into $44,094 of finished goods inventory, which is fully offset by a ($44,094) reserve for obsolete inventory.

At March 31, 2020, the Company’s inventory had a carrying value of $-0- and was broken down into $50,357 of finished goods inventory, which was fully offset by a ($50,357) reserve for obsolete inventory.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to related parties. At September 30, 2020, we are obligated for unpaid officer salaries and amounts payable to related parties of $21,270. This amount is included in accrued expenses – related party.

Notes and Convertible Notes Payable

As of September 30, 2020, we are obligated on the following notes:

		Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$42,500	$632,941
	Third Parties – Unamortized Debt Discount	-	(215,686)
	Third Parties – Interest	325	19,925
	Third Parties – Total	42,825	437,180

2.	Related Parties – Principal	252,142	-
	Related Parties – Interest	1,834	-
	Related Parties – Total	253,976	-
	Total	$296,801	$437,180

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2020, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

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

As part of the preparation of this report, we have applied compensating procedures and processes as necessary to attempt to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the periods then ended.

The existence of the material weaknesses in our internal control over financial reporting increases the risks that our financial statements may be misleading materially or even need to be restated. We are committed to improving our financial and oversight organizations and procedures.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the first half of our fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2020, the Company issued 1,764,322 shares of common stock as follows: i) 50,000 shares of common stock were issued to three service providers for various marketing and production and manufacturing services; ii) 61,027 shares pursuant to a cashless warrant exercise of 100,000 warrants; iii) 904,288 shares in exchange for $316,500 from four investors used for building out our manufacturing facility, purchasing equipment, and general working capital; and iv) 649,007 shares as a bonus to its officers and directors. During the three months ended September 30, 2020, the Company issued warrants for purchase of 135,000 shares of common stock as follows: i) warrants for 7,500 shares valued at $3,300 on July 1, 2020 to Joseph Jasper for board service; ii) warrants for 7,500 shares valued at $3,300 on July 1, 2020 to Robert Rudelius for board service; and iii) warrants for 120,000 shares valued at $96,000 to David Masters for manufacturing and scientific consulting services.

During the three months ended September 30, 2019, the Company sold 360,000 shares of common stock to one shareholder for $100,000, issued 102,000 shares to a service provider for $120,000 worth of services, and issued 1,295,867 shares of common stock to 3 insiders and 1 past employee for settlement of $455,965 in accrued salary and release of all claims.

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

November 16, 2020	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

November 16, 2020	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

