Form 10-Q
period 2020-12-31
PetVivo Holdings, Inc.
filed 2021-02-11
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 10, 2021
Common Stock, $0.001	6,795,666

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2020

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020 (Unaudited)	March 31, 2020

Assets:
Current Assets
Cash and cash equivalents	$230,969	$888
Restricted cash	-	9,694
Accounts receivable	2,250	1,000
Inventory	9,971	-
Equity sale proceeds receivable	-	52,000
Investments - equity securities	1,500	1,500
Prepaid expenses – short term	141,687	132,023
Total Current Assets	386,377	197,105

Property and Equipment:
Property and equipment	339,917	221,493
Less: accumulated depreciation	(136,318)	(111,586)
Total Property and Equipment, net	203,599	109,907

Other Assets:
Operating lease right-of-use	164,350	148,693
Deferred offering costs	110,744	-
Trademark and patents, net	25,769	58,611
Security deposit	8,201	8,201
Total Other Assets	309,064	215,505
Total Assets	$899,040	$522,517

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$782,732	$794,057
Accrued expenses - related party	9,615	252,607
Convertible notes and accrued interest payable	280,000	-
PPP loan – short term	33,364	-
Notes payable and accrued interest	40,969	15,095
Notes payable and accrued interest - related party	34,466	61,255
Operating lease liability – short term	26,450	24,791
Total Current Liabilities	1,207,596	1,147,805

Other Liabilities:
PPP loan (net of current)	5,561	-
Note payable and accrued interest - related party (net of current)	15,360	-
Share-settled debt obligation – related party, net of debt discount	194,579	-
Convertible notes and accrued interest payable	-	286,981
Operating lease liability (net of current)	137,900	123,901
Total Other Liabilities	353,400	410,882
Total Liabilities	$1,560,996	$1,558,687

Commitments and Contingencies

Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized 0 and 0 shares outstanding at December 31, 2020 and March 31, 2020, respectively
Common stock, par value $0.001, 250,000,000 shares authorized 6,718,979 and 5,727,965 shares outstanding at December 31, 2020 and March 31, 2020, respectively	6,719	5,728
Common stock to be issued	-	52,000
Additional Paid-In Capital	57,119,733	53,494,747
Accumulated Deficit	(57,788,408)	(54,588,645)
Total Stockholders’ Deficit	(661,956)	(1,036,170)
Total Liabilities and Stockholders’ Deficit	$899,040	$522,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shares retroactively restated for 4-for-1 reverse stock split in December of 2020.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Revenues	$507	$500	$7,303	$500

Cost of Sales	-	2,145	350	5,990

Gross Profit (Loss)	507	(1,645)	6,953	(5,490)

Operating Expenses:

Sales and Marketing	24,484	77,109	106,745	85,057
Research and Development	30,265	4,768	30,265	11,900
Intangible Impairment	8,353	28,038	23,930	28,038

General and Administrative:
Depreciation and Amortization	12,398	137,725	73,062	422,855
Other General and Administrative	310,397	323,476	1,418,976	942,725
Total General and Administration	322,795	461,201	1,492,038	1,365,580

Total Operating Expenses	385,897	571,116	1,652,978	1,490,605

Operating Loss	$(385,390)	$(572,761)	$(1,646,025)	$(1,496,095)

Other Income (Expense)
Gain on Sale of Asset	-	-	482	450
Gain on Settlement	-	29,986	-	29,986
Gain on Debt Restructuring	-	-	516	-
Gain (Loss) on Debt Extinguishment	366,903	-	366,903	(81,738)
Derivative Expense	(970,600)	-	(1,702,100)	-
Interest Expense	(48,666)	(8,418)	(219,539)	(23,855)
Total Other Income (Expense)	(652,363)	21,568	(1,553,738)	(75,157)

Net Loss before taxes	$(1,037,753)	$(551,193)	$(3,199,763)	$(1,571,252)

Income Tax Provision	-	-	-	-

Net Loss	(1,037,753)	(551,193)	(3,199,763)	(1,571,252)

Net Loss Per Share:
Basic and Diluted	$(0.16)	$(0.10)	$(0.53)	$(0.30)

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,442,549	5,525,011	6,006,382	5,170,499

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shares retroactively restated for 4-for-1 reverse stock split in December of 2020.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine Months Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2020	5,727,965	$5,728	$53,494,747	$(54,588,645)	$52,000	$(1,036,170)
Common stock issued	20,000	20	51,980	-	(52,000)	-
Warrants issued in conjunction with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	30,000	30	183,214	-	-	183,244
Net loss	-	-	-	(814,008)	-	(814,008)
Balance at June 30, 2020	5,777,965	$5,778	$53,821,441	$(55,402,653)	$-	$(1,575,434)
Common stock sold	226,071	226	316,274	-	-	316,500
Stock-based compensation	174,752	175	653,688	-	-	653,863
Stock issued for debt conversion	25,003	25	25,357	-	-	25,382
Cashless warrant exercises	15,257	15	(15)	-	-	-
Net loss	-	-	-	(1,348,002)	-	(1,348,002)
Balance at September 30, 2020	6,219,048	$6,219	$54,816,745	$(56,750,655)	$-	$(1,927,691)
Cash paid to exercise warrants	202,499	202	449,791	-	-	449,993
1-for-4 reverse split rounding	724	1	(1)	-	-	-
Stock-based compensation – employees	-	-	52,490	-	-	52,490
Stock issued for services – non-employees			72,000			72,000
Stock issued for debt conversion	263,568	264	1,728,741	-	-	1,729,005
Cashless warrant exercises	33,140	33	(33)	-	-	-
Net loss	-	-	-	(1,037,753)	-	(1,037,753)
Balance at December 31, 2020	6,718,979	$6,719	$57,119,733	$(57,788,408)	$-	$(661,956)

Nine Months Ended December 31, 2019

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2019	4,966,801	$4,967	$51,569,795	$(52,505,912)	$86,333	$(844,817)
Stock-based compensation	-	-	157,134	-	33,667	190,801
Net loss	-	-	-	(500,887)	-	(500,887)
Balance at June 30, 2019	4,966,801	$4,967	$51,726,929	$(53,006,799)	$120,000	$(1,154,903)
Common stock issued	19,425	19	119,881	-	(120,000)	-
Common stock sold	90,000	90	99,910	-	-	100,000
Stock-based compensation	7,574	8	135,270	-	102,000	237,278
Stock granted for debt conversion	323,967	324	537,379	-	-	537,703
Net loss	-	-	-	(519,173)	-	(519,173)
Balance at September 30, 2019	5,407,767	$5,408	$52,619,469	$(53,525,972)	$102,000	$(799,095)
Common stock issued	67,500	67	101,933	-	(102,000)	-
Common stock sold	121,500	122	134,878	-	69,391	204,391
Warrants sold	-	-	34,609	-	-	34,609
Stock-based compensation	22,500	22	292,656	-	70,500	363,178
Net loss	-	-	-	(551,193)	-	(551,193)
Balance at December 31, 2019	5,619,267	$5,619	$53,183,545	$(54,077,165)	$139,891	$(748,110)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shares retroactively restated for 4-for-1 reverse stock split in December of 2020.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2020	December 31, 2019
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(3,199,763)	$(1,571,252)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	1,702,100	-
Stock-based compensation – employees	889,597	791,256
Stock issued for services – non-employees	72,000	-
Depreciation and amortization	73,062	422,855
Amortization of debt discount	173,174	-
Intangible impairment	23,930	28,038
Loss (Gain) on debt extinguishment	(366,903)	81,738
Gain on debt restructuring	(516)	-
Gain on settlement		(29,986)
Gain on sale of asset	(482)	(450)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and deferred offering costs	(120,408)	(166,270)
Increase in accounts receivable	(1,250)	(500)
Increase in inventory	(9,971)	-
Interest accrued on notes payable - related party	7,011	4,314
Interest accrued on notes payable	2,823	-
Interest accrued on convertible notes payable	37,150	18,537
Decrease in accounts payable and accrued expense	(10,924)	(23,471)
Increase (decrease) in accrued expenses - related party	(47,475)	30,053
Net Cash Used In Operating Activities	(776,845)	(415,138)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in investments	-	(1,500)
Sale of equipment	482	450
Purchase of equipment	(118,424)	(1,000)
Increase in patents and trademarks	(39,817)	(44,822)
Net Cash Used in Investing Activities	(157,759)	(46,872)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash proceeds from common stock sold	316,500	339,000
Cash proceeds from warrant exercises	449,993	-
Equity sale proceeds receivable	52,000	-
Proceeds from PPP note payable	38,665	-
Proceeds from notes payable	27,500	-
Proceeds from convertible notes	322,500	280,000
Repayments of convertible notes	(28,077)	(11,479)
Repayments of notes payable	(4,190)	(18,831)
Repayments of notes payable - related party	(19,900)	(26,900)
Net Cash Provided by Financing Activities	1,154,991	561,790

Net Increase in Cash	220,387	99,780
Cash and Restricted Cash at Beginning of Period	10,582	6,460
Cash and Restricted Cash at End of Period	$230,969	$106,240

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$45,850	$16,338
Stock granted for debt conversion	$1,729,005	$-
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$352,941	$537,703
Share-settled debt obligation – related party debt modification	$196,000	$-
Notes payable - related party converted into common stock	$25,382	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2020

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

In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was made effective December 29, 2020; concurrently, the Company increased its authorized shares of common stock from 225,000,000 to 250,000,000; all share and per share data has been retroactively adjusted for this reverse split for all period presented.

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

Although these interim financial statements at December 31, 2020 and for the nine months ended December 31, 2020 and 2019 are unaudited, in the opinion of our management, such statements include all adjustments (consisting of normal recurring entries) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. The results for the nine months ended December 31, 2020 are not necessarily indicative of the results to be expected for the year ended March 31, 2021 or for any future period.

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

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, estimated useful lives and potential impairment of property and equipment and intangible assets, estimate of fair value of share-based payments and derivative instruments and recorded debt discount, estimate of fair value of lease liabilities and related right of use asset, valuation of deferred tax assets and valuation of in-kind contribution of services and interest.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2020, the Company had $230,969 in cash and no cash equivalents. At March 31, 2020, the Company had $10,582 in cash and restricted cash and no cash equivalents.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed limits insured by the Federal Deposit Insurance Corporation (FDIC). At December 31, 2020, cash did not exceed the FDIC uninsured balances and management believes the Company is not exposed to any significant credit risk on cash.

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

The Company has 1,124,803 warrants outstanding as of December 31, 2020 with varying exercise prices ranging from $1.20 to $15.56/share. The weighted average exercise price for these warrants is $1.99/share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 1,305,111 warrants outstanding as of December 31, 2019, with varying exercise prices ranging from $1.20 to $15.56/share. The weighted average exercise price for these warrants was $2.16/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

At December 31, 2020, the Company had $280,000 in convertible notes principal and $-0- in interest outstanding; at December 31, 2019, the Company had $280,000 in convertible notes principal and $7,057 in interest outstanding; these notes mature in our fiscal quarter ended June 30, 2021. If converted, the $280,000 in outstanding principal and $-0- in accrued interest would convert into 96,924 shares of common stock at a rate of $2.89 per share. Also at December 31, 2020, the Company had a share-settled debt obligation with a related party wherein $196,000 in principal will be converted into units of one share of common stock and one warrant for a share of common stock with the exact number of units to be determined by the terms of an S-1 offering that as of this filing has yet to take place. See Note 8 to these financial statements for more information on the convertible notes discussed in this paragraph.

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

The Company recognizes revenue related to our sales of Kush product to veterinarians when the performance obligation is met, which is when we have received an order and shipped the Kush product.

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

The Company’s financial instruments consist of investments – equity securities receivable, notes payable and accrued interest, notes payable and accrued interest - related party, and convertible notes payable. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2020 and March 31, 2020, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company measured its investments – equity securities receivable at fair value at December 31, 2020, and March 31, 2020, see Note 4 to the financial statements included in this Form 10-Q.

The Company accounts for derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. ASC 815 requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value, which are in level 3 of the fair value hierarchy.

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

NOTE 2 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $3,199,763 for the nine-month period ended December 31, 2020 and had net cash used in operating activities of $776,845 for the same period. Additionally, the Company has an accumulated deficit of $57,788,408, working capital deficit of $821,219, and a stockholders’ deficit of $661,956 at December 31, 2020. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these consolidated financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

Management intends to raise additional funds through a private placement or public offering of its equity securities; this is evidenced by the filing of Forms S-1 and S-1/A with the Securities and Exchange Commission on October 13, 2020, and December 31, 2020, respectively. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – LEASE AND COMMITMENTS

Rent expense for the three-month periods ended December 31, 2020 and December 31, 2019 were $13,343 and $13,434, respectively. Rent expense for the nine-month periods ended December 31, 2020 and December 31, 2019 were $40,479 and $37,679, respectively.

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota on May 3, 2017. The Company resided in the facility starting in November of 2017. The base rent started as $2,078 per month with 2% increases annually and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The base rent as of December 31, 2020 is $2,162. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. On January 8th, 2020, the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable and a grant of $7,500, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2020:

Year Ended March 31,
2021	$6,614
2022	26,634
2023	27,167
2024	27,710
2025	28,265
Thereafter	48,305
$164,695
Less: Amount representing interest	(345)
Present value of lease liabilities	$164,350

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use assets for approximately $189,600 and corresponding and equal operating lease liabilities for the lease of our facility in Edina, MN. As of December 31, 2020, the Company only had one operating lease so that the remaining lease term and weighted average discount rate are approximately 6 years and 0.12%, respectively.

December 31, 2020
Present value of future base rent lease payments	$164,350
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$164,350

As of December 31, 2020, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

December 31, 2020
Operating lease right-of-use asset	$164,350
Total operating lease assets	164,350

Operating lease current liability	26,450
Operating lease other liability	137,900
Total operating lease liabilities	$164,350

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease's termination in fiscal year 2017-2018, the Company had recorded as of those fiscal years approximately $330,000 as a potential payable to the lessor, which this liability remains as of December 31, 2020 and is included in accounts payable.

NOTE 4 – INVESTMENTS – EQUITY SECURITIES

On June 28, 2019, the Company entered into a purchase agreement with a third-party to purchase 1,500,000 shares of Emerald Organic Products, Inc. (OTC Pink: “EMOR”) common stock for consideration of $1,500. The Company applied guidance from ASU No. 2016-01 Financial Instruments – Overall – Recognition and Measurement of Financial Assets and Financial Liabilities and ASC 820 to arrive at a fair value at December 31, 2020 of $1,500. The Company took into account many factors when determining the stock’s fair value including, but not limited to, the nature and duration of the restriction on the stock, the extent to which potential buyers would be limited by the restriction, and qualitative and quantitative factors specific to both the instrument and the issuer and risk of non-performance.

NOTE 5 – PREPAID EXPENSES AND DEFERRED OFFERING COSTS

At December 31, 2020 and March 31, 2020, the Company had $252,431 and $132,023 in prepaid expenses and deferred offering costs, respectively. At December 31, 2020 the total prepaids amount of $252,431 was made up primarily of $141,687 in prepaid expenses – short term and $110,744 in deferred offering costs. Of the $141,687 classified as prepaid expenses – short term, approximately $73,000 is made up of advertising and marketing services yet to be performed, and $25,000 is made up of a deposit for our canine elbow osteoarthritis study to be performed by Colorado State University. The $110,744 classified as deferred offering expenses is entirely made up of legal costs incurred related to our S-1 and S-1/A filings with the Securities and Exchange Commission on October 13, 2020, and December 31, 2020, respectively, and will be recorded as a reduction of proceeds should we be successful in raising capital through this S-1 offering or expensed if not.

NOTE 6 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 31, 2020	March 31, 2020
Leasehold improvements	$177,184	$98,706
Furniture and office equipment	10,130	10,130
Production equipment	127,419	87,473
R&D equipment	25,184	25,184
Total, at cost	339,917	221,493
Accumulated depreciation	(136,318)	(111,586)
Total, net	$203,599	$109,907

During the three months ended December 31, 2020 and 2019, depreciation expense was $10,768 and $2,438, respectively. During the nine months ended December 31, 2020 and 2019, depreciation expense was $24,731 and $12,861, respectively. During the nine months ended December 31, 2020, the Company received cash proceeds in the amount of $482 related to an insurance claim processed during the three months ended March 31, 2020 for our modular cleanroom that was damaged during shipment to the buyer of the same. During the nine months ended December 31, 2019, the Company recognized $450 gain on sale of asset related to the sale of a piece of equipment that was originally purchased for $1,004, was fully depreciated at the time of the sale, and was sold for $450 in cash.

NOTE 7 – TRADEMARKS AND PATENTS, NET

The components of intangible assets, all of which are finite-lived, were as follows:

	December 31, 2020	March 31, 2020
Patents	$3,836,911	$3,822,542
Trademarks	26,142	25,023
Total, at cost	3,863,053	3,847,565
Accumulated Amortization	(3,837,284)	(3,788,954)
Total, net	$25,769	$58,611

During the three-month periods ended December 31, 2020 and 2019, amortization expense was $1,629 and $134,283, respectively. During the nine-month periods ended December 31, 2020 and 2019, amortization expense was $48,331 and $408,994, respectively.

During the three-month periods ended December 31, 2020 and 2019, intangible impairment expense was $8,353 and $28,038, respectively. During the nine-month periods ended December 31, 2020 and 2019, intangible impairment expense was $23,930 and $28,038, respectively.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

At December 31, 2020, the Company is obligated for $129,720 in notes payable, notes payable – related parties and accrued interest and $280,000 in convertible notes payable.

At March 31, 2020, the Company is obligated for $76,350 in notes payable and accrued interest and $286,981 in convertible notes payable and accrued interest.

		December 31, 2020		March 31, 2020
		Notes Payable	Convertible Notes Payable	Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$79,634	$280,000	$15,000	$280,000
	Third Parties – Interest	260	-	95	6,981
	Third Parties – Total	79,894	280,000	15,095	286,981

2.	Related Parties – Principal	49,826	-	59,642	-
	Related Parties – Interest	-	-	1,613	-
	Related Parties – Total	49,826	-	61,255	-
	Total	$129,720	$280,000	$76,350	$286,981

Convertible Notes Payable

The Company entered into a convertible note payable held by RedDiamond Partners, LLC (“RDCN”) on June 15, 2020, whereby the RDCN was convertible on or after January 15, 2021 and before maturity on March 15, 2021 at a rate of $1.12/share. The RDCN was issued in the principal amount of $352,941 with $52,941 being made up of a 15% Original Issue Discount (“OID”) and included a conversion feature. However, this conversion feature’s exercise contingency was only utilizable if triggered by the occurrence of an Event of Default, which included events that were outside the control of the Company (i.e. not based solely on the market for the Company’s stock or the Company’s own operations). Additionally, the RDCN accrued interest at a rate of 12.5% per annum, calculated on a 360-day-per-year-basis. This RDCN was issued alongside a warrant for purchase of 139,286 shares of Company common stock (“RDCN Warrants”) with a relative fair value of $91,500. Upon inception, the outstanding principal balance of the RDCN was reduced to $-0- by various discounts on the debt totaling ($352,941) as follows: i) the RDCN Warrants generated a discount on the debt of ($91,500) based on the relative fair value of the same; ii) $2,500 in investor legal costs was treated as a discount on the debt of ($2,500) since this was paid by the Company; iii) $52,941 of OID was treated as a discount on the debt of ($52,941); iv) a discount of ($206,000) was taken due to the conversion option being treated as a derivative. In evaluating the various instruments and their components within this transaction (including issuance of the RDCN and RDCN Warrants) for treatment as a derivative and the respective accounting treatment of the same, the Company referenced ASC 470 and ASC 815 in conjunction with interpretive guidance. In conjunction with the RDCN and RDCN Warrants issuances, the Company also paid $30,000 and issued 75,000 warrants (“Think Warrants”) valued at $31,500 using the Black-Scholes model to Think Equity for soliciting the RedDiamond Partners, LLC transaction. The total issuance costs paid to Think Equity of $61,500 of cash and warrants, which the Company recorded the relative fair value of $52,399 to expense since no further discount was available to be taken on the debt. As of December 31, 2020, the Company had $-0- in unamortized debt discount remaining and owed $-0- in principal and interest pursuant to the RDCN. For the three and nine months ended December 31, 2020, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amounts of $35,919 and $173,174, respectively. At October 26, 2020, the Company entered into a note conversion agreement that converted the then outstanding balance of $368,995 made up of $352,941 in principal and $16,054 in accrued interest into 263,568 shares of common stock at a rate of $1.40 per share when the market price of the stock was $6.56. The settlement relieved a derivative liability in the amount of $1,908,100, outstanding principal and interest of $368,995, and debt discount in the amount of ($181,187) in exchange for stock valued on the date of the settlement in the total amount of $1,729,005; this triggered a gain on debt extinguishment of $366,903. Please see Note 10 to these financial statements for more information on this conversion.

At December 31, 2020 and March 31, 2020, the Company is/was obligated for several convertible notes payable held by accredited investors (“Accredited Investor Convertible Notes” or “AICN” or “AICNs”). At December 31, 2020 the total outstanding balance of these AICNs of $280,000 was made up of $280,000 in principal and $-0- in accrued interest. At March 31, 2020, the total outstanding balance of these AICNs of $286,981 was made up of $280,000 in principal and $6,981 in accrued interest. The Company entered into these AICNs during the quarter ended June 30, 2019. All of these AICNs mature during the quarter ended June 30, 2021, two years from their inception dates. These AICNs accrue interest at a rate of 10% annually. Accrued interest is due and payable each calendar quarter in cash.

During the three and nine months ended December 31, 2020, the Company paid out $14,115 and $28,077, respectively, in accrued interest to these convertible note holders. During the three and nine months ended December 31, 2019, the Company paid out $-0- and $11,479, respectively, in accrued interest to these convertible note holders.

These AICNs automatically convert into shares of common stock at a rate of $2.89 per share at the earlier of the maturity date or an uplist to a national securities exchange (e.g. NASDAQ or New York Stock Exchange) provided that the Company’s stock price is at least $3.47 at the time of the uplist. The AICN note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $2.89 per share. No AICN note holders have converted their notes as of December 31, 2020.

Convertible Notes Payable – Related Party

At December 31, 2020 and March 31, 2020, the Company was not obligated for any related party convertible notes payable principal and accrued interest. However, the Company entered into notes payable with three directors on May 14, 2020, in the aggregate principal amount of $25,000. The notes with these three directors accrued interest at a rate of 6% annually, yielding a total amount of accrued interest of $382 at August 14, 2020, the maturity date, and on that date the total outstanding balance of $25,382 was converted at $1.02 per share into 25,003 shares of common stock valued at $25,383.

Notes Payable

On January 8th, 2020, the Company entered into a lease amendment whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500 as described in Note 3 to these financial statements. The note payable accrues interest at a rate of 6% per annum.

At December 31, 2020, the Company was obligated for notes payable and accrued interest in the amounts of $40,969 and $-0-, respectively. At March 31, 2020, the Company was obligated for notes payable and accrued interest in the amounts of $15,000 and $95, respectively. During the three months ended December 31, 2020, the Company paid $559 in interest and $1,531 in principal pursuant to this note payable.

PPP Loan Payable

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At December 31, 2020, the Company was obligated for the outstanding balance of $38,925, made up of $38,665 in principal and $260 in accrued interest. The principal and accrued interest may be forgivable and the Company has applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full. However, through the date of this filing we are awaiting review and further guidance from the loan issuer on our repayment status.

Notes Payable – Related Party

At December 31, 2020 and March 31, 2020, the Company was obligated for related party notes payable and accrued interest in the total amount of $49,826 and $61,255, respectively. The balance of $49,826 outstanding at December 31, 2020, is described as the Amendment to Promissory Note in the below Note 9 to these financial statements.

NOTE 9 – SHARE-SETTLED DEBT OBLIGATION – RELATED PARTY

At December 31, and March 31, 2020, respectively, the Company is obligated for $194,579 in share-settled debt obligation – related party made up of $196,000 in principal owed and ($1,421) in discount on the debt. During the three and nine months ended December 31, 2020 the Company amortized $1,421 in debt discount to interest expense.

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

The Promissory Note was entered into with an effective date of September 1, 2020 in a principal amount of $195,000, which represented David Masters’ release of any claim to the $195,000 in past accrued salary he was owed, it accrues interest at a rate of 3% per annum, has a maturity date of August 31, 2022, and required payments of $4,000 per month beginning when the Company’s sale of products reach $3,500,000. The reclassification of the $195,000 was treated as a debt modification.

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

On October 15, 2020, the Company entered into a note conversion agreement with David Masters whereby the Company and Mr. Masters both agreed to convert his note payable in the then outstanding balance of $193,158 made up of $192,500 in principal and $658 in accrued interest into common stock and warrants pursuant to terms identical to what is agreed upon in our S-1 offering currently being conducted. Pursuant to this conversion agreement the Company agreed to convert $196,000 made up of $192,500 in principal and a conversion fee of $3,500 and Mr. Masters agreed to forego the interest accrued in the amount of $658. The conversion fee of $3,500 was treated as a discount on the debt and the $658 was treated as a reduction of the discount on debt. Therefore, upon inception the convertible balance of $196,000 was reduced by a discount on the debt of 2,842. As of December 31, 2020, the outstanding balance of this share-settled debt obligation had not yet been converted and is recorded as a liability due to the fact the Company had not agreed to terms of our S-1 offering currently being conducted.

At December 31, 2020, the Company was obligated for principal and accrued interest in the amounts of $-0- and $-0-, respectively, related to the Promissory Note and $49,826 and $-0-, respectively, related to the Amendment to Promissory Note.

NOTE 10 – DERIVATIVE LIABILITY AND EXPENSE

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

The Company used the following assumptions for determining the fair value of the conversion feature in the RDCN referenced in Note 8 to these consolidated financial statements, under the binomial pricing model at June 15, 2020, September 30, 2020, and October 26, 2020, the issuance, balance sheet, and conversion dates, respectively:

	June 15, 2020	September 30, 2020	October 26, 2020
Stock price on valuation date	$1.68	$1.60	$6.56
Conversion price	$1.12	$1.12	$1.12
Days to maturity	273	166	140
Weighted-average volatility*	367%	327%	197%
Risk-free rate	.18%	.12%	.11%

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At September 30, 2020, the Company revalued the derivative liability to $937,500. At October 26, 2020, the Company revalued the derivative liability to $1,908,100. For the three months ended December 31, 2020 and 2019, the Company recognized $970,600 and $-0- to derivative expense, respectively. For the nine months ended December 31, 2020 and 2019, the Company recognized $1,702,100 and $-0- to derivative expense and derivative liability, respectively. On October 26, 2020, the Company entered into a conversion agreement whereby the RDCN was converted into 263,568 shares of common stock at a rate of $1.40 per share; this triggered a gain on extinguishment of debt in the amount of $366,903 as described in these financial statements’ Note 8.

The Company recorded derivative liability transactions during the nine-month period ended December 31, 2020 as follows:

Nine Months Ended December 31, 2020
Convertible note embedded derivative liability
Balance at March 31, 2020	$-0-

Initial recognition of derivative liability	526,800

Change in fair value	21,400

Balance at June 30, 2020	$548,200

Change in fair value	389,300

Balance at September 30, 2020	$937,500

Change in fair value	970,600

Balance at October 26, 2020	$1,908,100

Conversion of note on October 26,2020	(1,908,100)

Balance at December 31, 2020	$-0-

NOTE 11 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

At December 31, 2020 and March 31, 2020, the Company is obligated to pay $782,732 and $794,057, respectively, in accounts payable and accrued expenses. Of the total at December 31, 2020, $555,960 is made up of accounts payable, while the $226,722 in accrued expenses mainly made up of past employee’s accrued salaries and related payroll taxes payable. Of the total at March 31, 2020 of $794,057, $556,653 is made up of accounts payable, while the $237,404 in accrued expenses is made up of past employee’s accrued salaries and related payroll taxes payable. The potential payroll taxes owed are not due until the accrued compensation has been paid. Since the Company has not paid these accrued wages, the Company has appropriately left the potential payroll taxes associated with these accrued wages unpaid. The Company has established an accrued liability for the potential taxes of approximately $14,198 and $22,025 at December 31, 2020 and March 31, 2020, respectively.

NOTE 12 – ACCRUED EXPENSES – RELATED PARTY

At December 31, 2020, the Company is obligated to pay $9,615 in accrued expenses due to related parties. The total amount is made up of paid time off accrued and owed to both John Lai and John Carruth in equal amounts of $4,807. During the quarter ended December 31, 2020, David Masters signed a settlement and general release giving up any right to his $195,000 in accrued salary – related party. In exchange for this settlement and general release, the Company granted David Masters a note with a principal amount of $195,000, which is described further in this Form 10-Q’s Note 9.

At March 31, 2020, the Company was obligated to pay $252,607 in accrued expenses due to related parties. Of the total, $38,954 was made up of accounts payable, while $213,653 is made up of accrued salaries and potential payroll taxes payable.

NOTE 13 - COMMON STOCK AND WARRANTS

On October 23, 2020, the Company approved and declared a reverse stock split of all its outstanding common stock at a ratio of 1-for-4 shares; this reverse stock split was made effective on December 29, 2020. All references to number of shares and price per share data have been retroactively adjusted for this reverse stock split for all periods presented.

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at the Regular Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock available and that may be issued as awards under the 2020 Plan is 1,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030.

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

Shares Available for Awards – The aggregate number of shares of Petvivo common stock available and reserved to be issued under the 2020 Plan is 1,000,000 shares, but includes the following limits:

● the maximum aggregate number of shares of Common Stock granted as an Award to any Non-Employee Director in any one Plan Year will be 10,000 shares; provided that such limit will not apply to any election of a Non-Employee Director to receive shares of Common Stock in lieu of all or a portion of any annual Board, committee, chair or other retainer, or any meeting fees otherwise payable in cash.

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

As of December 31, 2020, the Company has not awarded any shares pursuant to the 2020 Plan.

Common Stock

On December 29, 2020, the Company effected a reverse stock split of all its outstanding common stock at a ratio of 1-for-4 shares. Pursuant to this reverse stock split, each four (4) shares of PetVivo’s outstanding common stock, $.001 par value per share, was combined and converted into one (1) post-split outstanding shares of common stock, $.001 par value per share. This reverse stock split affected all PetVivo shareholders uniformly and accordingly did not alter any shareholder’s percentage interest or ownership of PetVivo equity. Through the date of this filing, 724 shares of common stock have been issued due to rounding up of fractional shares.

During the nine-month period ended December 31, 2020 the Company issued 991,014 shares of common stock as follows:

i) 30,000 shares valued at $40,680 and recorded in Stock-based compensation to a service provider for video marketing services over a 6-month term;

ii) 20,000 shares with a relative value of $34,709 pursuant to a purchase of 20,000 units whereby a unit is made up of 1 share of common stock and ½ warrant. The value of $34,709 along with the relative value of the warrants associated with this transaction of $17,291 ($52,000 total) was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital and Capital Stock upon receipt of funds and issuance of shares of common stock during the quarter ended June 30, 2020;

iii) 12,500 shares valued at $22,000 on July 1, 2020 to two service providers as follows: a) 10,000 to a marketing and investor relations service provider valued at $17,600 that was recorded to stock-based compensation; and b) 2,500 to a legal service provider valued at $4,400 that was recorded to stock-based compensation;

iv) 15,257 shares valued at $12,053 on July 24, 2020 to one warrant holder whereby this warrant holder converted on a cashless basis 25,000 warrants into 15,257 shares of common stock and the warrant had an exercise price of $1.20 per share;

v) 226,071 shares during August and September of 2020 in exchange for $316,500 in cash to four accredited investors;

vi) 162,252 shares valued at $486,755 to directors and officers on September 14, 2020 as bonuses for work over the past two years and recorded to stock-based compensation as follows:

a.	33,619 to John Lai
b.	26,217 to John Carruth
c.	22,993 to John Dolan
d.	10,789 to Gregory Cash
e.	10,711 to David Deming
f.	10,627 to Robert Rudelius
g.	10,550 to Randy Meyer
h.	9,302 to Jim Martin
i.	9,300 to Scott Johnson
j.	9,209 to Joseph Jasper
k.	8,935 to David Masters

vii) 25,003 shares valued at $25,383 to three directors on August 14, 2020, pursuant to their conversions of notes in the total outstanding balance amount of $25,382 made up of $25,000 in principal and $382 in accrued interest; these notes had a set conversion price of $1.02 per share.

viii) 263,568 shares in October of 2020 pursuant to conversion of $368,995 in principal and accrued interest of the RDCN valued at $1,729,005 as outlined in this Form 10-Q’s Note 8;

ix) 32,347 shares in October of 2020 pursuant to John Lai’s cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33/sh;

x) 202,499 shares in October, November and December to 20 accredited investors pursuant to their exercising of warrants with strike prices of $2.22 for cash proceeds of $449,993 recorded to cash paid to exercise warrants; and

xi) 793 shares in October of 2020 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 6,750 shares of common stock at a strike price of $4.44/sh.

During the nine months ended December 31, 2019, the Company issued 652,466 shares of common stock as follows:

i) 87,000 shares to John Lai pursuant to a Settlement Agreement whereby Mr. Lai agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $116,000 and hold the shares for a period of at least 3 years;

ii) 143,952 shares to Randall Meyer pursuant to a Settlement Agreement whereby Mr. Meyer agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $191,936 and hold the shares for a period of at least 3 years;

iii) 51,000 shares to John Dolan pursuant to a Settlement Agreement whereby Mr. Dolan agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $68,000 and hold the shares for a period of at least 3 years; and

iv) 42,014 shares to a former employee pursuant to a Settlement Agreement dated August 29, 2019, whereby this individual agreed to release the Company of all claims, including compensation earned in the amount of $80,029; and

v) 27,000 shares valued at $120,000 to a service provider for production services provided during the one-year period ended July 13, 2019 and recognized over that period on a pro-rata basis; and

vi) 90,000 shares on September 13, 2019, to one shareholder that the Company sold in exchange for $100,000;

vii) 67,500 shares valued at $102,000 to a service provider on September 18, 2019, in exchange for 12 months of video production and marketing services;

viii) 121,500 shares to various accredited investors in exchange for $135,000 in cash, which equates to a price per share of $.28/share;

ix) 22,500 shares to service providers for investor relations services to be performed by Barry Kaplan Associates during the six-month period ending in April 2020;

x) On December 9, 2019, the Company entered into an agreement whereby we agreed to issue 37,500 shares of common stock to a service provider, Launchpad IR, at $1.68/share for total consideration of $70,500, for investor relations services. These shares remained unissued at the balance sheet date, December 31, 2019;

xi) On December 31, 2019, the Company received $104,000 in exchange for 40,000 units, which equates to $2.60/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $69,391 and the warrants are described below in this Note 13’s “Warrants” subsection. These shares remained unissued at the balance sheet date, December 31, 2019.

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 150,000 escrowed shares that he never returned to the Company’s Treasury.

John Lai (CEO, President & Director), Randall Meyer (Director), and John Dolan (Secretary & Director) are all related parties, and the reduction of $375,936 as outlined in the above Roman numerals i through iii was included in Accrued Expenses – Related Party. The settlement of $80,029 for a former employee’s accrued salary as outlined in the above Roman numeral iv was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to these transactions as indicated in Roman numerals i through iv above.

Warrants

During the nine-month period ended December 31, 2020, the Company granted warrants to purchase a total of 240,632 shares of common stock valued at $443,098, including:

i) warrants for 10,000 shares, valued at $17,291 using the Black-Scholes model, to one investor, whereby the value was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital upon receipt of funds and issuance of warrants on April 6, 2020, and further whereas the warrants vested immediately upon issuance and are exercisable at $4.00 per share for 3 years from the grant date of April 6, 2020;

ii) warrants for 72,596 shares, valued at $160,307 using the Black-Scholes model, to directors, officers and consultants at prices between $1.40 and 1.60 per share with a weighted average price per share of $1.52 per share; and

iii) warrants for 158,036 shares, valued at $265,500 using the Black-Scholes model, to an investor and broker, whereby the relative value as described in Note 9 of $91,500 was recorded to Warrants issued in conjunction with convertible debt on the statement of equity; the warrants have a cashless warrant exercise feature, are exercisable at $1.40 per share for a term of five years from the date of the grant of June 15, 2020 and vested immediately.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grants of between approximately 350% and 433%, based on historical volatility.

ii) risk-free rates identical to the U.S. Treasury 3-year and 5-year treasury bill rates on the date of the grants between 0.29% and 1.16%.

During the nine months ended December 31, 2019, the Company granted warrants to purchase a total of 433,633 shares of common stock valued at $914,730 including:

i) warrants for 413,633 shares, valued at $880,121 to directors and officers that vested immediately and over terms ending October 2022, and are exercisable over five-year terms between $1.33 and 2.22 per share; and

viii) warrants for 20,000 shares, issued as a detachable warrant in purchased units with a relative fair value of $34,609, whereby an accredited investor purchased 40,000 units for $104,000 at a rate of $2.60/unit and a unit equates to one share of common stock and one-half warrant, and furthermore where the warrants are exercisable for a term of 3 years, have a strike price of $4.00/share and vested immediately.

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

During the nine months ended December 31, 2019, the Company cancelled 81,000 warrants to purchase a total of 81,000 shares of common stock including:

i) warrants for 67,500 shares, valued at $300,770 using the Black-Scholes model, $117,144 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the terms of such warrants dictating cancellation upon the two-month anniversary of a cease of service; and

ii) warrants for13,500 shares that were never originally valued, were to be vested upon billing from service providers, and were cancelled due to termination of these relationships.

A summary of warrant activity for the year ending March 31, 2020 and nine-month period ending December 31, 2020 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2019	954,745	2.20	758,759	2.16

Granted	476,425	2.07

Cashless warrant exercises	(84,375)	1.27

Expired	(22,500)	2.22

Canceled	(99,000)	2.32

Outstanding, March 31, 2020	1,225,295	2.12	1,018,092	2.13

Issued in conjunction with convertible debt	158,036	1.40

Sold for cash	10,000	4.00

Issued and granted	72,596	1.52

Exercised for cash	(202,499)	2.22

Cashless warrant exercises	(116,125)	1.49

Expired	(22,500)	7.56

Outstanding, December 31, 2020	1,124,803	1.99	1,100,306	1.87

At December 31, 2020, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
1.20-2.00	696,190	1.36	4.61	850,568	1.34

2.01-4.00	320,438	2.39	3.67	134,813	2.62

4.01-10.00	108,175	4.94	1.75	114,925	4.91

Total	1,124,803	1.99	4.07	1,100,306	1.87

For the nine-month periods ended December 31, 2020 and 2019, the total stock-based compensation on all instruments was $889,597 and $791,256, respectively. It is expected that the Company will recognize expense after December 31, 2020 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of December 31, 2020 in the amount of approximately $287,000.

NOTE 14 – SUBSEQUENT EVENTS

On January 4, 2021, the Company issued John Lai 38,516 shares pursuant to his cashless exercise of 42,188 warrants with a strike price of $1.33 per share.

On January 15, 2021, the Company received a conversion notice from one of its convertible note holders whereby they converted $50,000 in convertible note principal and $205 in accrued interest into 17,379 shares of common stock at a conversion rate of $2.89/share.

On January 29, 2021, one warrant holder exercised their warrant for 17,188 shares with a strike price of $1.20 per share on a cashless basis and received 15,629 shares pursuant to the same.

On February 9, 2021, one warrant holder exercised their warrant for 9,000 shares with a strike price of $4.44 per share on a cashless basis and received 5,163 shares pursuant to the same.

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

Our lead product, Kush®, is scheduled for focused commercial launch later this year. Kush is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

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

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. The Kush device is veterinarian-administered and should expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues. If we are capitalized in a way the Company feels acceptable to move forward with commercial manufacturing of Kush, our challenge will be whether we can consistently operate effectively to manufacture our products and to market and sell them in quantities and prices sufficient to obtain a satisfactory and sustaining profit. We have not done this to date and our challenge is to do so going forward.

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

Results of Operations for the Three and Nine Months Ended December 31, 2020 and 2019

Revenue – Revenue was $507 and $7,303 for the three and nine-month periods ended December 31, 2020, respectively. Revenue was $500 and $500 for the three and nine-month periods ended December 31, 2019, respectively. Revenue consisted of Kush product sales to veterinary clinics.

Cost of Sales – Cost of sales was $-0- and $350 for the three and nine-month periods ended December 31, 2020. Cost of sales was $2,145 and $5,990 for the three and nine-month periods ended December 31, 2019. Cost of Sales consisted of inventory write-down expense due to the setup of a reserve for obsolete inventory.

Gross Profit – Gross profit was $507 and $6,953 for the three and nine-month periods ended December 31, 2020, respectively. Gross profit was ($1,645) and ($5,490) for the three and nine-month periods ended December 31, 2019.

Operating Expenses – Operating expenses for the three-month period ended December 31, 2020 were $385,897 compared to $571,116 for the three-month period ended December 31, 2019; the decrease of $185,219 was due primarily to decreased stock-based compensation from decreased warrant expense of approximately $202,000 related to warrants granted to directors, officers and advisors. The majority of our operating expenses in both of these quarters were general and administrative expenses. During the three-month period ended December 31, 2020, total operating expenses of $385,897 were made up of $12,398 in depreciation and amortization, $24,484 in sales and marketing expense, $8,353 in intangible impairment, and $310,397 in other general and administrative expense. During the three-month period ended December 31, 2019, total operating expenses of $471,116 were made up of $137,725 in depreciation and amortization, $77,109 in sales and marketing expense, $28,038 in intangible impairment, and $323,476 in other general and administrative expense. During the nine-month period ended December 31, 2020, $1,652,977 in total operating expenses were made up of $73,062 in depreciation and amortization, $106,745 in sales and marketing expense, $23,930 in intangible impairment, and $1,418,975 in other general and administrative expense. During the nine-month period ended December 31, 2019, $1,490,605 in total operating expenses were made up of $422,855 in depreciation and amortization, $85,087 in sales and marketing expense, $28,038 in intangible impairment, and $942,725 in other general and administrative expense.

Other Income (Expense) – Other Income (Expense) for the three months ended December 31, 2020 of ($652,363) is primarily due to an increase in derivative liability in the amount of ($970,600) as described in Note 10 to these financial statements, interest expense of ($48,666), and gain on debt extinguishment of $366,903. Other Income (Expense) for the three months ended December 31, 2019 of $21,568 was primarily made up of interest accrued on debt carried during the quarter in the amount of ($8,418), and a gain on settlement of $29,986. Other Income (Expense) for the nine months ended December 31, 2020 of ($1,553,738) is primarily due to expense recognized related to the setup and revaluation of a derivative liability in the amount of ($1,702,100) as described in Note 10 to these financial statements, interest expense of ($219,535), and a gain on debt extinguishment of $366,903. Other Income (Expense) for the nine months ended December 31, 2019 of ($75,157) was primarily made up of a loss on debt extinguishment of ($81,738).

Net Loss before Taxes and Net Loss – Our net loss for the three months ended December 31, 2020 was $1,037,753, or $.16 per share, compared to $551,193, or $.10 per share for the three months ended December 31, 2019. The increased loss of $486,560 was attributable primarily to derivative expense of $970,600 offset by a gain on debt extinguishment of ($366,903). The weighted average number of shares outstanding during the three-month periods ended December 31, 2020 and December 31, 2019 were 6,442,549 and 5,525,011, respectively. Our net loss for the nine months ended December 31, 2020 was $3,199,763, or $.53 per share, compared to $1,571,252, or $.30 per share for the nine months ended December 31, 2019. The increased loss of $1,628,510 was attributable primarily to derivative expense of $1,702,100. The weighted average number of shares outstanding during the nine-month periods ended December 31, 2020 and December 31, 2019 were 6,006,382 and 5,170,499, respectively.

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

As of December 31, 2020, our current assets were $386,377 including approximately $230,969 in cash, $2,250 in accounts receivable, $1,500 in investment – equity securities, and $141,687 in prepaid expenses – short term. In comparison, our current liabilities as of that date were $1,207,596 consisting of $782,732 of accounts payable and accrued expenses, $9,615 of accrued expenses – related party, $280,000 in convertible notes payable, $33,364 in PPP loan – short term, $40,969 in notes payable and accrued interest, $34,466 in notes payable and accrued interest – related party, and $26,450 in operating lease liability – short term. Our working capital deficiency as of December 31, 2020 was $821,219.

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

We currently have little cash to support our operations and projected commercial growth. Accordingly, we will require substantial additional financing to fund our operational working capital for at least the next 12 months. Financing may be sought by us from a number of sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. We have filed Forms S-1 and S-1/A with the Securities and Exchange Commission on October 13, 2020, and December 31, 2020, respectively, to raise capital through a public offering of our common stock. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

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

Net Cash Used in Operating Activities – We used ($776,845) of net cash in operating activities for the nine months ended December 31, 2020 compared to using ($415,138) of net cash for the nine months ended December 31, 2019. This increase in cash used in operating activities was attributable primarily to our net loss of ($3,199,763).

Net Cash Used in Investing Activities – We used ($157,759) of net cash in investing activities in the nine months ended December 31, 2020, consisting of ($39,817) of costs capitalized to patents and trademarks, $482 in sale of equipment, and ($118,424) of costs capitalized to property and equipment, mainly for leasehold improvements and manufacturing equipment. This is compared to ($46,872) of net cash used in investing activities in the nine months ended December 31, 2019, which was primarily due to ($44,822) of costs capitalized to patents and trademarks.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2020, we were provided with net cash of $1,154,991 from financing activities consisting of $322,500 from entering into various convertible notes payable, $66,165 from notes payable proceeds (including PPP Loan), and $818,493 in stock and warrants sale proceeds, which were partially offset by ($52,167) in repayments of various notes payable, notes payable to related parties, convertible notes payable, and the debt instruments’ accrued interest. In comparison, during the nine months ended December 31, 2019, we were provided by financing activities with net cash of $561,790 consisting of $280,000 in proceeds from entering into convertible notes payable and $339,000 in proceeds from stock and warrants sale which were partially offset by ($57,210) in repayments of various notes payable, notes payable to related parties, convertible notes payable, and the debt instruments’ accrued interest.

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

At December 31, 2020, the Company’s inventory has a carrying value of $9,971 and is broken down into $36,972 of finished goods inventory, which is fully offset by a ($36,972) reserve for obsolete inventory, $-0- in work-in-process inventory, $8,773 in raw material inventory, and $1,198 in packaging inventory.

At March 31, 2020, the Company’s inventory had a carrying value of $-0- and was broken down into $50,357 of finished goods inventory, which is fully offset by a ($50,357) reserve for obsolete inventory, $-0- in work-in-process inventory, $-0- in raw material inventory, and $-0- in packaging inventory.

MATERIAL COMMITMENTS

Notes and Convertible Notes Payable

As of December 31, 2020, we are obligated on the following notes:

		Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$79,634	$280,000
	Third Parties – Interest	260	-
	Third Parties – Total	79,894	280,000

2.	Related Parties – Principal	49,826	-
	Related Parties – Interest	-	-
	Related Parties – Total	49,826	-
	Total	$129,720	$280,000

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, and as of the date of this Quarterly Report, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

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

There were no significant changes in our internal control over financial reporting during the first three quarters of our fiscal year ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended December 31, 2020, the Company issued 537,723 shares as follows: i) 263,568 shares in October of 2020 pursuant to conversion of $368,995 in principal and accrued interest of a convertible note; ii) 32,347 shares in October of 2020 pursuant to John Lai’s cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33/sh; iii) 793 shares in October of 2020 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 6,750 shares of common stock at a strike price of $4.44/sh; iv) 26,358 shares in October of 2020 to 2 accredited investors pursuant to their exercising of warrants with strike prices of $2.22/sh for cash proceeds of $58,571; v) 48,600 shares in November of 2020 to 8 accredited investors pursuant to their exercising of warrants with strike prices of $2.22/sh for cash proceeds of $108,000; vi) 127,541 shares in December of 2020 to 12 accredited investors pursuant to their exercising of warrants with strike prices of $2.22/sh for cash proceeds of $283,422; and vii) 38,516 shares on December 31, 2020, pursuant to John Lai’s cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33/sh, however, at the balance sheet date these 38,516 shares owed to John Lai remain unissued with our transfer agent.

During the three months ended December 31, 2019, the Company issued 221,500 shares as follows: i) 121,500 shares to various accredited investors in exchange for $135,000 in cash, which equates to a price per share of $.28/share; ii) 22,500 shares to service providers for investor relations services to be performed by Barry Kaplan Associates during the six-month period ending in April 2020; iii) On December 9, 2019, the Company entered into an agreement whereby we agreed to issue 37,500 shares of common stock to a service provider, Launchpad IR, at $1.68/share for total consideration of $70,500, for investor relations services. These shares remained unissued at the balance sheet date, December 31, 2019; iv) On December 31, 2019, the Company received $104,000 in exchange for 40,000 units, which equates to $2.60/unit, whereby a unit is made up of one share of common stock and ½ warrant share wherein the common stock was recorded at its relative fair value of $69,391; these 40,000 shares remained unissued at the balance sheet date, December 31, 2019.

During the three months ended December 31, 2020, the Company issued -0- warrants.

During the three months ended December 31, 2019, the Company issued 366,133 warrants for purchase of common stock as follows: i) warrants for 55,125 shares, valued at $122,489, to John Dolan, whereby 10,125 were granted as a bonus and were vested immediately on the October 31, 2019 grant date, 22,500 that vest upon a performance-based milestone, and 22,500 that vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $2.22/share; ii) warrants for 135,000 shares, valued at $299,973, to John Lai, whereby 45,000 vest upon performance-based milestones and 90,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $2.22/share; iii) warrants for 112,500 shares, valued at $249,997, to John Carruth, whereby 22,500 vest upon performance-based milestones and 90,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $2.22/share; iv) warrants for 10,313 shares, valued at $22,915, to David Deming, whereby they vest monthly during the eleven-month period ending August 31, 2020, have a strike price of $2.22 and a five-year term; v) warrants for 19,850 shares, valued at $38,744, to John Lai, whereby they vested on December 31, 2019, have a strike price of $2.00 and a five-year term; vi) warrants for 3,970 shares, valued at $7,749, to John Dolan, whereby they vested on December 31, 2019, have a strike price of $2.00 and a five-year term; vii) warrants for 20,000 shares, issued as a detachable warrant in purchased units with a relative fair value of $34,609, whereby an accredited investor purchased 40,000 units for $104,000 at a rate of $2.60/unit and a unit equates to one share of common stock and one-half warrant, and furthermore where the warrants are exercisable for a term of 3 years, have a strike price of $4.00/share and vested immediately; viii) warrants to several directors for service to the Company, issued and vested on December 31, 2019, with a strike price of $1.96/share, and exercisable for a five-year term as follows: a) Gregory Cash, 1,765 warrants, valued at $3,445; b) Robert Rudelius, 1,434 warrants, valued at $2,799; c) Scott Johnson, 1,213 warrants, valued at $2,368; d) Randall Meyer, 1,213 warrants, valued at $2,368; e) David Deming, 1,103 warrants, valued at $2,153; f) James Martin, 1,103 warrants, valued at $2,153; g) Joseph Jasper, 882 warrants, valued at $1,722; h) David Masters, 662 warrants, valued at $1,292.

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

February 11, 2021	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

February 11, 2021	By:	/s/ John Carruth
John Carruth
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

