Form 10-K
period 2021-03-31
PetVivo Holdings, Inc.
filed 2021-06-29
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2021

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-55167

PetVivo Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	99-0363559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5251 Edina Industrial Blvd. Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

(952) 405-6216
(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.001 per share	PETV	Over-the-Counter Bulletin Board

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging Growth Company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $36,170,467.

As of June 24, 2021, there were 7,049,831 shares of the issuer’s $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are subject to the safe harbor created by those sections. For more information, see “Cautionary Statement Regarding Forward-Looking Statements.”

As used in this report, the terms “we,” “us,” “our,” “PetVivo,” and the “Company” mean PetVivo Holding Company, Inc. and our consolidated wholly-owned subsidiaries, unless the context indicates another meaning.

Except as otherwise specifically indicated, all information in this Annual Report on Form 10-K has been retroactively adjusted to give effect to a 1-for-4 reverse stock split (“Reverse Stock Split”) that was effective as of December 29, 2020.

The information contained on or connected to our website is not incorporated by reference into this report.

Cautionary Statement Regarding Forward-Looking Information

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

PART I

ITEM 1.BUSINESS

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

In accordance with the terms and provisions of the Securities Exchange Agreement, we acquired all of the issued and outstanding shares of stock of PetVivo in exchange for the issuance of an aggregate 2,310,939,804 shares of our common stock to the PetVivo shareholders as adjusted for a reverse stock split effective soon after this merger; this made PetVivo our wholly-owned subsidiary. John Lai and John Dolan were controlling shareholders of Petvivo Holdings, Inc. at the time of the securities exchange.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and the rest of the world through commercial partners. In September 2019, the Company entered into an agreement with a service provider to film a 12-part, monthly series of interviews with our CEO, John Lai, Company key opinion leaders, and other media content to be aired on Bloomberg Television Network alongside 96 commercials; we anticipate this program to begin in the second half of 2021.

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

Product Pipeline

Pet Therapeutics	Species	Safety	Pilot	Efficacy	Commercial
VD-01	**Osteoarthritis**	Canine (Kush)				**Q1 2021**
VD-02	**Osteoarthritis**	Equine (Kush)				**Q1 2021**
VD-03	**Digital Cushion Lameness**	Equine & Bovine				**TBD**
VD-04	**Urinary Incontinence**	Canine				**TBD**
VD-06	**Osteoarthritis**	Feline (Kush)				**TBD**
VD-07	**Mucoadhesive Devices**	Canine & Equine				**TBD**

	Human Therapeutics	Biomaterial Safety	Proof of Concept	Preclinical Studies	Pivotal Trial	FDA Submission	Launch
HD-05	**Dermal Filler**						**TBD**
HD-07	**Osteoarthritis**						**TBD**
HD-08	**Dermal Filler - Lip**						**TBD**
HD-09	**Spinal Disc Repair**						**TBD**
HD-10	**Arteriovenous (AV) Shunt**						**TBD**
HD-11	**Limb Salvage Shunt**						**TBD**
HD-12	**Female Urinary Incontinence**						**TBD**
HD-13	**Peripheral Vascular Graft**						**TBD**
HD-14	**Coronary Artery Bypass Graft**						**TBD**
HD-15	**Drug Eluting Stent Coating**						**TBD**
HD-16	**Mucoadhesive Devices**						**TBD**
HD-17	**Vasculitus Wound Closure**						**TBD**

Particle Based Devices	**Molded Vascular Devices**	**Drug Delivery Devices**

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

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks and trade secrets. We have nine issued United States Patents. In addition to the United States patent portfolio we also have twelve patents granted in key markets around the world including Canada, Australia and the European Union. We have an additional application pending in the European Union.

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

8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof

8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof

8,465,537 – Encapsulated or Coated Stent Systems

8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

7,662,409 – Protein Matrix Materials, Devises and Methods of Making and Using Thereof

12 Foreign Patents Granted & Allowed

17 Patent Apps Pending (US & Foreign)

To maximize the strength and value of our patent portfolio, many of the claims use the transitional term “comprising”, which is synonymous with “including,” This use of transitional language is inclusive or open-ended and does not exclude additional, unrecited elements or method steps. Our patents also include method claims covering many of the applications and uses of the biomaterials as medical devices and drug delivery systems. We believe our intellectual property portfolio strongly protects our proprietary technology, including the composition of raw elements used to produce our formulations, the fabricated biomaterials and their application in end products, thereby making our material and devices much more attractive to industry partners.

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

Research and Development

The Company is currently pursuing advancements in the composition, methods of manufacture and use for its proprietary biomaterials. It is anticipated that within the next twelve months the Company will pursue additional third-party studies related to the use of Kush® for the treatment of osteoarthritis in canine and equine patients. The Company also anticipates that resources will be expended to advance and improve the manufacturing systems for Kush® that will increase product volume and overall efficiency. Finally, the Company anticipates that research and testing will be conducted in the next eighteen months involving the existing Kush® formulation and other variations to identify and determine the next commercial product(s) that may be administered to the digital cushion of horses for the treatment of navicular disease.

We intend to use a portion of the net proceeds from the offering to expand and scale our manufacturing capabilities to fill larger quantity orders should they be placed. We anticipate expending approximately $800,000 to engage independent studies of the use of our products in dogs and horses. We have had discussions with several universities that have veterinary studies in their curriculum regarding conducting such studies for us.

Employees and Services Performed by our Independent Contractors

As of March 31, 2021 we have two full-time employees, consisting of our CEO and CFO, and have contracted with two independent contractors, who serve as our General Counsel and Director of Science and Technology.

We also engage outside consultants to assist with research and development, clinical development and regulatory matters, business development, operations and other functions from time to time.

Insurance

We currently maintain a “life science” commercial insurance policy with coverage in the amount of $1 million for our products and operations. The policy has been designed for those engaged in the life science business. We may face claims in excess of the limits of such insurance. As well, claims made against us may fall outside of our coverage. The policy is a “claims made” policy. Thus, our coverage must be maintained at the time a claim is made for us to be entitled to seek coverage from the issuer of the policy for such claims.

Corporate History and Structure

We were incorporated as Pharmascan Corp. in the State of Nevada on March 31, 2009. On September 21, 2010, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to Technologies Scan Corp. On April 1, 2014, we filed a Certificate of Amendment to our Articles of Incorporation and changed our name to PetVivo Holdings, Inc. On March 11, 2014, our Board of Directors authorized the execution of a securities exchange agreement dated March 11, 2014 (the “Securities Exchange Agreement”) with PetVivo Inc., a Minnesota corporation (“PetVivo”). PetVivo was founded in 2013 by John Lai and John Dolan and engaged in the business of acquiring, in-licensing and adapting human biomedical technology and products for commercial sale in the veterinary market.

In accordance with the terms and provisions of the Securities Exchange Agreement, we acquired all of the issued and outstanding shares of stock of PetVivo and it became our wholly-owned subsidiary. John Lai and John Dolan were controlling shareholders of PetVivo Holdings, Inc at the time of the securities exchange. In August of 2013, in exchange for 326,250 shares of the Company’s common stock, PetVivo entered into an exclusive worldwide license for the commercialization of a patented biomaterials technology for the veterinary treatment of animals having orthopedic joint afflictions (“Technology”). The Technology was developed by Gel-Del Technologies Inc., a Minnesota corporation (“Gel-Del”). Gel-Del was a biomaterials development and manufacturing company focused on human and companion animal applications of its biomaterials technology; our initial product, Kush®, is derived from the licensed Technology.

Thereafter, our wholly-owned subsidiary (which was incorporated in Minnesota expressly for this transaction) completed a triangular merger (the “Merger”) with Gel-Del. Pursuant to the Merger, Gel-Del was the surviving entity and concurrently became our wholly-owned subsidiary, resulting in our full ownership of Gel-Del. Our primary reason to effect the Merger was to obtain 100% ownership and control of Gel-Del and its patented bioscience technology, including ownership of Cosmeta, a subsidiary of Gel-Del. The effective date for the Merger was April 10, 2017 when the Merger was filed officially with the Secretary of State of Minnesota.

ITEM 1A. RISK F ACTORS

An investment in our common stock and warrants involves a high degree of risk. You should carefully consider the following described risks together with all other information included in this prospectus before making an investment decision with regard to this offering. If one or more of the following risks occurs, our business, financial condition, and results of operations could be materially harmed, which most likely would result in a decline in the trading price of our common stock and warrants and investors losing part or even all of their investment.

Risks Relating to Our Financial Condition

We have incurred substantial losses to date and could continue to incur such losses.

We have incurred substantial losses since commencing our current business. For the year ended March 31, 2021, we lost approximately $3.5 million without obtaining any commercial revenues and had an accumulated deficit of approximately $58.1 million. In order to achieve and sustain future revenues, we must succeed in our current efforts to commercialize Kush® for treatment of dogs and horses suffering from osteoarthritis. That will require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, conduct clinical trials and tests which show the safety and efficacy of Kush® in dogs and horses and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

Our auditors have expressed doubt about our ability to continue as a going concern.

The report of our independent registered accounting firm that audited our March 31, 2021 and 2020 financial statements included an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is contingent primarily upon our continuing to raise sufficient working capital to support our operations until attaining profitability, which may never happen.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

As of March 31, 2021, we had cash or cash equivalents of $23,578. Accordingly, our ability to commercialize our Kush® products is dependent on our receipt of the net proceeds from our future financings. We anticipate that our cash on hand will be adequate to satisfy operational and capital requirements for the next two months. If we are unable to realize substantial revenues in the near future, we will need to seek additional financing beyond this 21-month period to continue our operations. We also most likely will require additional financing to develop additional new products or to expand into foreign markets.

Along with establishing effective production, marketing, sales and distribution of our Kush® products, we believe that our future capital requirements depend upon the timing and costs of many factors with some of them beyond our control, including our ability to establish an adequate base of veterinarian clinics using our products, costs in obtaining patents and any required regulatory approvals for future products, costs of any future target animal studies, costs related to new product development, costs of finished product inventory, expenses to attract and retain skilled personnel as needed, increased costs related to being a listed public company, and the costs of any future acquisitions of existing companies or IP technologies. There is no assurance that future additional capital will be available to us as needed, or if available upon terms acceptable to us.

Risks Relating to Our Business and Industry

We have no operating history upon which to base an evaluation of our prospects.

We have had no material commercial operations, since our primary efforts and resources have been directed toward acquiring our technology to produce and sell proprietary products for the animal market. Our lack of an operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, especially considering the risks, expenses and difficulties frequently encountered in the establishment of an early-stage company. Our ability to operate our business successfully remains unknown and untested. If we cannot commercialize our products effectively, or are significantly delayed or limited in doing so, our business and operations will be harmed substantially, and we may even need to cease operations.

We are substantially dependent upon the success of Kush® and any failure of Kush® to achieve market acceptance would harm us significantly.

Our recent efforts and financial resources have primarily been directed toward commercialization of the Kush® products for the treatment of dogs and horses suffering from osteoarthritis. Accordingly, our prospects rely heavily on the successful launch and follow-up marketing of this products. In addition to establishing effective production, marketing, sales, distribution and training for the use of Kush®, we believe its successful commercialization will depend on other material factors including our ability to educate and convince veterinarians and pet owners about the benefits, safety and effectiveness of our Kush® products, the occurrence and severity of any side effects to pets from use of our products, maintaining regulatory compliance and effective quality control for our products, our ability to maintain and enforce our patents and other intellectual property rights, any increased manufacturing costs from third-party contractors or suppliers, and the availability, cost and effectiveness of treatments offered by competitors.

Our products will face significant competition in our industry, and our failure to compete effectively may prevent us from achieving any significant market penetration.

The development and commercialization of animal care products is highly competitive, including significant competition from major pharmaceutical, biotechnology, and specialty animal health medical companies. Our competitors include Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi, S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health; Virbac Group; Ceva Animal Health; Vetaquinol; and Dechra Pharmaceuticals PLC. There also are several smaller stage animal health companies which have recently emerged in our industry and are developing therapeutics products that may compete with our products, including Kindred Bio, Aratana Therapeutics, Next Vet, and VetDC.

Since we are an early-stage company with limited operations and financing, virtually all our competitors have substantially more financial, technical and personnel resources than us. Most of them also have established brands and substantial experience in the development, production, regulation and commercialization of animal health care products. Regarding our development of any new products or technology, we also compete with academic institutions, governmental agencies and private organizations that conduct research in the field of animal health medicines. We expect that competition in our industry is based on several factors including primarily product reliability and effectiveness, product pricing, product branding, adequate patent and other IP protection, safety of use, and product availability.

Although for the foreseeable future, our efforts and financial resources will continue to focus on successfully commercializing our Kush® products, our future business strategy plan includes the identification of additional animal care products we may license, acquire or develop, and then commercializing such products into a branded product portfolio along with our Kush® products. Even if we successfully license, acquire or develop such animal care products from our proprietary technology, or acquire any such new products, we may still fail to commercialize them successfully for various reasons, including competitors offering alternative products which are more effective than ours, our discovery of third-party IP rights already covering the products, harmful side effects caused to animals by the products, inability to produce products in commercial quantities at an acceptable cost, or the products not being accepted by veterinarians and pet owners as being safe or effective. If we fail to successfully obtain and commercialize future new animal care products, our business and prospects may be harmed substantially.

We will rely on third-parties to conduct studies of our current and new products, and if these third parties do not successfully perform their contracted commitments effectively or substantially fail to meet expected study deadlines, we could be delayed from effectively commercializing our future products.

We entered into a clinical trial services agreement with Colorado State University on November 25, 2020. In the future, we may engage other educational institutions with a veterinary medical curriculum to conduct studies of Kush® and other products to be introduced by us. We expect to have limited control over the timing and resources that such third parties will devote to the studies. Although we must rely on the third parties to conduct our studies, we remain responsible for ensuring any of our studies are conducted in compliance with protocols, regulations and standards set by industry regulatory authorities and commonly referred to as current good clinical practices (“cGCPs”) and good laboratory practices (“GLPs”). These required clinical and laboratory practices include many items regarding the conducting, monitoring, recording and reporting the results of target animal studies to ensure that the data and results of these studies are objective and scientifically credible and accurate.

Our success is highly dependent on the clinical advancement of our products and adverse results in clinical trials and other studies could prevent us from effectively commercializing our future products

There can be no assurance that clinical trials or studies of Kush® and our other products will demonstrate the safety and efficacy of such products in a statistically significant manner. Failure to show efficacy or adverse results in clinical trials or studies could significantly harm our business. While some clinical trials and studies of our product candidates may show indications of safety and efficacy, there can be no assurance that these results will be confirmed in subsequent clinical trials or studies or provide a sufficient basis for regulatory approval, if required. In addition, side effects observed in clinical trials or studies, or other side effects that appear in later clinical trials or studies, may adversely affect our or our distributors’ ability to market and commercialize our products.

Our operations will rely on third parties to produce our raw materials to produce our products.

We will rely on independent third parties to produce the raw materials (e.g. collagen, elastin and heparin) that we use to produce our Kush® products. As such, we will be dependent upon their services and will not be in a position to control their operations as we might if we directly produced these raw materials. While we believe the raw materials used to manufacture our Kush products are readily available and can be obtained from multiple reliable sources on a timely basis, circumstances outside our control may impair our ability to have an adequate supply of raw materials to produce our Kush products.

If we experience the rapid commercial growth we anticipate, we may not be able to manage such growth effectively.

We contemplate rapid growth for our business as we bring our Kush® products to market and anticipate that will place significant new demands on our management and our operational and financial resources. Our organizational structure will become more complex as we add additional personnel, and we would likely require more financial and staff resources to support and continue our growth. If we are unable to manage our growth effectively, our business, financial condition and results of operations may be materially harmed.

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

Any damage to our reputation or our brand may materially harm our business.

Developing, maintaining and expanding our reputation and brand with veterinarians, pet owners and others will be critical to our success. Our brand may suffer if our marketing plans or product initiatives are unsuccessful. The importance of our brand and demand for our products may decrease if competitors offer products with benefits similar to or as effective as our products and at lower costs to consumers. Although we maintain procedures to ensure the quality, safety and integrity of our products and their production processes, we may be unable to detect or prevent product and/or ingredient quality issues such as contamination or deviations from our established procedures. If any of our products cause injury to animals, we may incur material expenses for product recalls, and may be subject to product liability claims, which could damage our reputation and brand substantially.

If we fail to attract and retain qualified management and key scientific personnel, we may be unable to successfully commercialize our current products or develop new products effectively.

Our success will significantly be dependent upon our current management and key scientific technicians, and also on our ability to attract, retain and motivate future management and employees. We are highly dependent upon our current management and technology personnel, and the loss of the services of any of them could delay or prevent the successful commercialization or development of current or future products. Competition to obtain qualified personnel in the animal health field is intense due to the limited number of individuals possessing the skills and experience required by our industry. We may not be able to attract or retain qualified personnel as needed on acceptable terms, or at all, which would harm our business and operations.

Natural disasters and other events beyond our control could materially adversely affect us.

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing Coronavirus (COVID-19) epidemic) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services.

Risks relating to Manufacturing

We may not be able to manage our manufacturing and supply chain effectively, which would harm our results of operations.

We must accurately forecast demand for our products in order to have adequate product inventory available to fill customer orders timely. Our forecasts will be based on multiple assumptions that may cause our estimates to be inaccurate, and thus affect our ability to ensure adequate manufacturing capability to satisfy product demand. Any material delay in our ability to obtain timely product inventories from our manufacturing facility and our ingredient suppliers could prevent us from satisfying increased consumer demand for our products, resulting in material harm to our brand and business. In addition, we will need to continuously monitor our inventory and product mix against forecasted demand to avoid having inadequate product inventory or having too much product inventory on hand. If we are unable to manage our supply chain effectively, our operating costs may increase materially.

Risks relating to our Intellectual Property

Failure to protect our intellectual property could harm our competitive position or cause us to incur significant expenses and personnel resources to enforce our rights.

Our success will depend significantly upon our ability to protect our intellectual property (“IP”) rights, including patents, trademarks, trade secrets, and process know-how, which valuable assets support our brand and the perception of our products. We rely on patent, trademark, trade secret and other intellectual property laws, as well as non-disclosure and confidentiality agreements to protect our intellectual property. Our non-disclosure and confidentiality agreements may not always effectively prevent disclosure of our proprietary IP rights, and may not provide an adequate remedy in the event of an unauthorized disclosure of such information, which could harm our competitive position. We also may need to engage in costly litigation to enforce or protect our patent or other proprietary IP rights, or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant financial resources and also divert the efforts and attention of our management and other personnel from our ongoing business operations. If we fail to protect our intellectual property, our business, brand, financial condition and results of operations may be materially harmed.

We may be subject to intellectual property infringement claims, which could result in substantial damages and diversion of the efforts and attention of our management.

We must respect prevailing third-party intellectual property, and the procedures and steps we take to prevent our misappropriation, infringement or other violation of the intellectual property of others may not be successful. If third parties assert infringement claims against us, our suppliers, or veterinarians using our products and technology, we could be required to expend substantial financial and personnel resources to respond to and litigate or settle any such third-party claims. Although we believe our patents, manufacturing processes and products do not infringe in any material respect on the intellectual property rights of other parties, we could be found to infringe on such proprietary rights of others. Any claims that our products, processes or technology infringe on third-party rights, regardless of their merit or resolution could be very costly to us and also materially divert the efforts and attention of our management and technical personnel. Any adverse outcome to us from one or more such claims against us could, among other things, require us to pay substantial damages, to cease the sale of our products, to discontinue our use of any infringing processes or technology, to expend substantial resources to develop non-infringing products or technology, or to license technology from the infringed party. If one or more of such adverse outcomes occur, our ability to compete could be affected significantly and our business, financial condition and results of operations could be harmed substantially.

Risks related to Regulation

We may be unable to obtain required regulatory approvals for future products timely or at all, and the denial or substantial delay of any such approval could delay materially or even prevent our efforts to commercialize new products, which could adversely impact our ability to generate future revenues.

Based on our determination that our Kush® products constitute a device for the treatment of animals rather than being a pharmaceutical product, we believe we are not required to obtain regulatory approval to produce and market them for their current intended uses. However, we have not received confirmation from any regulatory authority that our determination is correct. The production, marketing and sale of any future products for the treatment of animals based on our proprietary technology may be require us to obtain regulatory approval from the Center for Veterinarian Medicine (“CVM”), a branch of the FDA, and/or the USDA, and also certain state regulatory authorities. Any substantial delay or inability to obtain required regulatory approvals for any new products developed by us could substantially delay or even prevent their commercialization, which would materially adversely impact our business and prospects.

Moreover, at such future time that we commence business internationally, our products will need to obtain regulatory approval for labeling, marketing and sale in foreign countries from authorities such as the European Commission (“EU”) or the European Medicine Agency (“EMA”). Any substantial delay or inability to obtain any necessary foreign regulatory approvals for our products could harm our business and prospects materially.

Risks relating to our Information Technology

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

Risks Related to our Company

Ownership and control of our Company is concentrated in our management.

As of March 31, 2021, our officers and directors beneficially own or control approximately 59% of our outstanding shares of common stock. This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants.

Due to this ownership concentration, our management has the ability to control all matters requiring stockholder approval including the election of all directors, the approval of mergers or acquisitions, and other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our company. This ownership concentration also could delay or prevent a change of control of the Company, which could deprive our stockholders from receiving a premium for their common shares.

The market price of our common stock is highly volatile because of several factors, including a limited public float.

The market price of our common stock has been volatile in the past and the market price of our common stock and our warrants is likely to be highly volatile in the future. You may not be able to resell shares of our common stock following periods of volatility because of the market’s adverse reaction to volatility.

Other factors that could cause such volatility may include, among other things:

●	actual or anticipated fluctuations in our operating results;

●	the absence of securities analysts covering us and distributing research and recommendations about us;

●	we may have a low trading volume for a number of reasons, including that a large portion of our stock is closely held;

●	overall stock market fluctuations;

●	announcements concerning our business or those of our competitors;

●	actual or perceived limitations on our ability to raise capital when we require it, and to raise such capital on favorable terms;

●	conditions or trends in the industry;

●	litigation;

●	changes in market valuations of other similar companies;

●	future sales of common stock;

●	departure of key personnel or failure to hire key personnel; and

●	general market conditions.

Any of these factors could have a significant and adverse impact on the market price of our common stock. In addition, the stock market in general has at times experienced extreme volatility and rapid decline that has often been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock and/or warrants, regardless of our actual operating performance.

Our common stock has in the past been a “penny stock” under SEC rules, and if our common stock is deemed to be a “penny stock,” it will be more difficult to resell our securities.

In the past, our common stock was a “penny stock” under applicable Securities and Exchange Commission (“SEC”) rules (generally defined as non-exchange traded stock with a per-share price below $5.00). While our common stock is currently not considered a “penny stock,” if we do not continue to satisfy the requirements to be exempt from the “penny stock” rules, it will be more difficult to resell our securities. “Penny stock” rules impose additional sales practice requirements on broker-dealers that recommend the purchase or sale of penny stocks to persons other than those who qualify as “established customers” or “accredited investors.” For example, broker-dealers must determine the appropriateness for non-qualifying persons of investments in penny stocks. Broker-dealers must also provide, prior to a transaction in a penny stock not otherwise exempt from the rules, a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, disclose the compensation of the broker-dealer and its salesperson in the transaction, furnish monthly account statements showing the market value of each penny stock held in the customer’s account, provide a special written determination that the penny stock is a suitable investment for the purchaser, and receive the purchaser’s written agreement to the transaction.

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or states securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our common stock or our warrants and may affect your ability to resell our common stock and our warrants.

Many brokerage firms will discourage or refrain from recommending investments in penny stocks. Most institutional investors will not invest in penny stocks. In addition, many individual investors will not invest in penny stocks due, among other reasons, to the increased financial risk generally associated with these investments. For these reasons, penny stocks may have a limited market and, consequently, limited liquidity. We can give no assurance that our common stock will not be classified as a “penny stock” in the future.

If we fail to maintain effective internal control over financial reporting, the price of our securities may be adversely affected.

Our internal controls over financial reporting have weaknesses and conditions that require correction or remediation. For the year ended March 31, 2021, we identified three material weakness in our assessment of the effectiveness of and procedures. We have (i) deficiencies in the segregation of duties, (ii) deficiencies in the staffing of our financial accounting department and (iii) limited checks and balances in processing cash and other transactions. We are committed to improving our financial reporting processes and plan on increasing the size of our accounting staff at the appropriate time for our business and its size to ameliorate our concern that we do not effectively segregate certain accounting duties or have adequate staffing, which we believe would resolve these material weakness in disclosure controls and procedures. However, there can be no assurances as to the timing of any such action or that we will be able to do so. Any failure by us to implement the changes necessary to maintain an effective system of internal controls could harm our operating results materially and cause investors and financial analysts to lose confidence in our reported financial information. Any such loss of confidence in the investment community would have a negative effect on the trading and price of our common stock and warrants.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”) and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal controls over financial reporting, and for certain issuers, an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal controls over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal controls over financial reporting are not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

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

Our Articles of Incorporation, Bylaws, and Nevada law may have anti-takeover effects that could discourage, delay or prevent a change in control, which may cause our stock price to decline.

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. None of our preferred stock will be outstanding at the closing of this offering. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Articles of Incorporation, Bylaws and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our certificate of incorporation and by-laws and Delaware law, as applicable, among other things:

●	provide the board of directors with the ability to alter the by-laws without stockholder approval;

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and

●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

ITEM 2. PROPERTIES

As of March 31, 2021, we do not own any interests in real estate. We rent our Edina, Minnesota office in suburban Minneapolis under the provisions of a long term lease agreement, which we catered in in Mav 2017. The lease is for 3,577 square feet of newly constructed office. laboratory and warehouse space. The base rent as of March 2021 is $2.162 and we are responsible for our proportional share of common space expenses. property taxes. and building insurance. In January 2020. the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange of receipt of a loan of $35,000 for leasehold improvements and a grant of S7,500 which has been recorded to accrued expenses and will be amortized over the remainder of the lease term.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is presently quoted on the OTCQB Market, operated by OTC Markets Group, under the symbol “PETV”. On June 24, 2021, the last reported price of our common stock as reported on the OTC Market’s OTCQB Marketplace was $10.50 per share. Although our common stock is traded on the OTCQB Marketplace, there is a limited trading market for our common stock. Because our common stock is thinly traded, any reported sales price may not be a true market-based valuation of our common stock.

The following table, as adjusted to reflect the Reverse Stock Split, sets forth the high and low bid prices relating to our common stock on a quarterly basis for the periods indicated as quoted by the OTC Pink Sheets and OTCQB markets. These quotations reflect inter-dealer prices without retail mark-up, mark-down, or commissions and may not represent actual transactions. There can be no assurance that an active public market for our common stock will develop or be sustained.

	High Bid	Low Bid
Fiscal Year 2021
Fourth Quarter Ended March 31, 2021	$14.50	$8.20
Third Quarter Ended December 31, 2020	14.60	1.64
Second Quarter Ended September 30, 2020	3.80	1.60
First Quarter Ended June 30, 2020	1.56	0.56
Fiscal Year 2020:
Fourth Quarter Ended March 31, 2020	2.04	0.40
Third Quarter Ended December 31, 2019	3.33	1.04
Second Quarter Ended September 30, 2019	1.64	0.88
First Quarter Ended June 30, 2019	1.64	0.42

Number of Stockholders

As of March 31, 2021, there were approximately 287 stockholders of record. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock at any time in the foreseeable future. We currently intend to retain all available funds and any future earnings for use in the operation of our business and do not anticipate paying any dividends on our common stock in the foreseeable future. Any future determination to declare dividends will be made at the discretion of our Board and will depend on, among other factors, our financial condition, operating results, capital requirements, general business conditions, the terms of any future credit agreements and other factors that our Board may deem relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On January 15, 2021, one convertible note holder converted her then outstanding balance of $50,250 in the principal and interest amounts of $50,000 and $250, respectively, into 17,379 shares of common stock at a conversion rate of $2.89 per share.

On January 29, 2021, one warrant holder converted 17,188 warrants with an exercise price of $1.20 into 15,629 shares of common stock on a cashless basis.

In January 2021, John Lai, the Company’s CEO and a Director acquired 38,516 shares in January 2021 pursuant to his cashless exercise of a warrant for purchase of 42.188 shares of common stock at a strike price of $1.33 per share.

On February 9, 2021, one warrant holder converted 9,000 warrants with an exercise price of $4.44 into 5,163 shares of common stock on a cashless basis.

On March 20, 2021, one director exercised 3,447 warrants at an exercise price of $1.60 for 3,447 shares of common stock for total proceeds to the Company of $5,504.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of March 31, 2021.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflect in table)
Plans approved by shareholders(1)		—	1,000,000
Plans not approved by shareholders(2)	1,081,668	$2.02	—

(1)	PetVivo Holdings, Inc. 2020 Equity Incentive Plan.

(2)	Represents warrants granted to officers, directors, employees, financial advisors, consultants, investors, and other service providers pursuant to individual contracts, investments, awards or arrangements for compensatory purposes.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this prospectus, particularly in “RISK FACTORS.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this prospectus.

We are a smaller reporting company and have not generated any material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to bring our first products to market. The first of such products is a proprietary gel-like protein-based biomedical material for injection into the afflicted body parts of animals suffering from osteoarthritis or other impairments to be marketed under the trade name Kush®. It will provide to veterinarians an innovative treatment for dogs and horses suffering from osteoarthritis.

The independent auditor’s report accompanying our March 31, 2021 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, have a substantial working capital deficit and are currently in default of the payment terms of certain note agreements. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATION

	For Fiscal Year Ended March 31,
	2021	2020
Revenues	$12,578	$3,588

Total Cost of Sales	10,695	19,710

Total Operating Expenses	1,960,871	2,000,010

Total Other Income (Expense)	(1,563,792)	(66,602)

Net Loss	(3,522,780)	(2,082,734)

Net loss per share - basic and diluted	$(.57 )*	$(.39 )*

* In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was made effective December 29, 2020. All share and per share data has been retroactively adjusted for this reverse split for all period presented.

For Fiscal Year Ended March 31, 2021 (“fiscal 2021”) Compared to Fiscal Year Ended March 31, 2020 (“fiscal 2020”)

Total Revenues. For fiscal 2021, we earned $12,578 in revenue compared to $3,588 in fiscal 2020. Our sales in fiscal 2021 and 2020 represented sample product sales.

Total Cost of Sales. For fiscal 2021, we incurred $10,695 in expenses compared to $19,710 in fiscal 2020. Cost of sales during fiscal 2021 was made up of costs during the year and subsequent reserve for obsolete inventory. Cost of sales during fiscal 2020 was made up of a reserve for obsolete inventory taken due to an analysis that included the product status, shelf life, and lack of material sales.

Operating Expenses. Operating expenses for fiscal 2021 were $1,960,871 compared to $2,000,010 for fiscal 2020, a decrease of $39,139. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses.

General and administrative (“G&A”) expenses were $1,767,664 in fiscal 2021 compared to $1,815,829 in fiscal 2020, a decrease of 48,165. General and administrative expenses include corporate overhead, financial and administrative contracted services, consulting fees and stock compensation costs.

Sales and marketing expenses were $94,977 in fiscal 2021 compared to $171,509 in fiscal 2020, a decrease of $76,532. This decrease was due to the lack of resources available for sales and marketing activities.

Research and development (“R&D”) expenses were $98,230 in fiscal 2021 compared to $12,672 in fiscal 2020, an increase of $85,558. The increase was related to efforts to support the launch of Kush®.

Operating Loss. As a result of the foregoing, our operating loss for fiscal 2021 was $1,958,988 compared to an operating loss of $2,016,132 for fiscal 2020.

Other Income (Expense). Other expense for fiscal 2021 was $1,563,792 compared to other expense of $66,602 for fiscal 2020. In fiscal 2021, other expense included derivative expense of $1,702,100 related to debt financing and interest expense of $228,595 offset by a $366,903 gain on extinguishment of debt. In fiscal 2020, other expense consisted primarily of a loss on debt extinguishment of $81,738 and interest expense of $32,185 partially offset by a $47,710 gain on settlement.

Net Loss. Our net loss for fiscal year ended March 31, 2021 was $3,522,780 or ($0.57) per share as compared to $2,082,734 or ($0.39) per share for fiscal year ended March 31, 2020. Net loss generally decreased primarily due to the derivative expense recognized on the debt financing in fiscal 2021. The weighted average number of shares outstanding during fiscal 2021 was 6,198,717 compared to 5,305,590 for fiscal 2020.

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

As of March 31, 2021, our current assets were $147,153 including $23,578 in cash and $123,575 in prepaid expenses. In comparison, our current liabilities as of that date were $1,405,048 consisting of $962,885 of accounts payable and accrued expenses, $36,808 of accrued expenses – related party, $235,671 in convertible notes payable, $39,020 in PPP loan, $20,000 in notes payable and accrued interest - directors, $44,554 in notes payable and accrued interest – related party, $39,528 in a note payable and $26,582 in operating lease liability – short term. Our working capital deficiency as of March 31, 2021 was $1,257,895.

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

We currently have little cash to support our operations and projected commercial growth. Accordingly, we will require substantial additional financing to fund our operational working capital for at least the next 12 months. Financing may be sought by us from several sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. We have filed Forms S-1 and S-1/A with the Securities and Exchange Commission on October 13, 2020, December 31, 2020 and March 29, 2021, respectively, to raise capital through a public offering of our common stock. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

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

Net Cash Used in Operating Activities – We used $1,047,329 of net cash in operating activities for the year ended March 31, 2021. This cash used in operating activities was primarily attributable to our net loss of $3,522,780, gain on extinguishment of debt of $366,903 and an increase in deferred issue costs of $280,163 partially offset by an increase in accounts payable and accrued expenses of $174,652 and noncash expenses related to derivative expense of $1,702,100, stock compensation expense of $452,674 and common stock issued for services of $541,208. For the year ended March 31, 2020, we used $498,089 of net cash. The cash used in operating activities was primarily attributable to our net loss of $2,082,734 offset by noncash expenses related to $863,012 of stock compensation expense and $559,544 of depreciation and amortization expense.

Net Cash Used in Investing Activities – We used $160,164 of net cash in investing activities for the year ended March 31, 2021, consisting of $140,685 of costs capitalized to property and equipment and $19,479 of costs capitalized to patents and trademarks. This is compared to $63,696 of net cash used in investing activities in the year ended March 31, 2020, which was due to $32,791 of costs capitalized to property and equipment and $43,386 of costs capitalized to patents and trademarks offset by proceeds of $12,481 from the sale of equipment.

Net Cash Provided by Financing Activities – During the year ended March 31, 2021, we were provided with net cash of $1,220,489 from financing activities consisting of $297,500 from entering into various convertible notes payable, $118,665 from notes payable proceeds (including PPP Loan), and $823,997 in stock and warrants sale proceeds, which were partially offset by $19,673 in repayments of note payable and note payable to related parties. In comparison, during the year ended March 31, 2020, we were provided with net cash of $565,907 from financing activities consisting primarily of $280,000 in proceeds from convertible notes payable and $339,000 in proceeds from stock and warrants sale which were partially offset by $68,093 in repayments of various notes payable, notes payable to related parties, convertible notes payable, and the debt instruments’ accrued interest.

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

At March 31, 2021, the Company’s inventory has a carrying value of $0 and is broken down into $36,973 of finished goods inventory, $8,773 in raw material inventory, and $1,322 in packaging inventory offset by a reserve of $47,068.

At March 31, 2020, the Company’s inventory had a carrying value of $-0- and was broken down into $50,357 of finished goods inventory, $-0- in work-in-process inventory, $-0- in raw material inventory, and $-0- in packaging inventory offset by a reserve of $50,357.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to certain related parties with respect to unreimbursed expenses and accrued salaries of $36,808 at March 31, 2021. This amount is included in accrued expenses – related party.

Notes and Convertible Notes Payable

As of March 31, 2021, we are obligated on the following notes:

		Notes Payable	Convertible Notes Payable
1.	Third Parties – Principal	$78,193	$230,000
	Third Parties – Interest	355	5,671
	Third Parties – Total	78,548	235,671

2.	Related Parties – Principal	64,554	-
	Related Parties – Interest	-	-
	Related Parties – Total	64,554	-
	Total	$143,102	$235,671

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2021, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2021 Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations and have a working capital deficit. These factors raise substantial doubt about our ability to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 1 to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, or the Securities Act, for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

We have chosen to opt out of the extended transition periods available to emerging growth companies under the JOBS Act for complying with new or revised accounting standards. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition periods for complying with new or revised accounting standards is irrevocable.

We are in the process of evaluating the benefits of relying on other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, as an “emerging growth company,” we intend to rely on certain of these exemptions, including without limitation, (i) providing an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act and (ii) complying with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements, known as the auditor discussion and analysis. We will remain an “emerging growth company” until the earliest of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of our fiscal year following the fifth anniversary of the date of the completion of this offering; (iii) the date on which we have issued more than $1 billion in nonconvertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC.

Employees and Services Performed by our Independent Contractors

We currently have two full-time employees, consisting of our CEO and CFO, and have contracted with two independent contractors, who serve as our General Counsel and Director of Science and Technology. If we receive proceeds of at least $7 million in our financing transactions, we have identified and plan to add additional staff including a Chief Operating Officer, a Chief Information Officer/Investor Relations, a National Director of Sales, a National Director of Marketing, a General Counsel and a Director of Manufacturing.

We also engage outside consultants to assist with research and development, clinical development and regulatory matters, business development, operations and other functions from time to time.

Insurance

We currently maintain a “life science” commercial insurance policy with coverage in the amount of $1 million for our products and operations. The policy has been designed for those engaged in the life science business. We may face claims in excess of the limits of such insurance. As well, claims made against us may fall outside of our coverage. The policy is a “claims made” policy. Thus, our coverage must be maintained at the time a claim is made for us to be entitled to seek coverage from the issuer of the policy for such claims.

DESCRIPTION OF PROPERTIES

We rent our Edina, Minnesota office in suburban Minneapolis under the provisions of a long-term lease. Our executive, administrative and operating offices are located at 5251 Edina Industrial Blvd., Edina, Minnesota 55439. We believe that our facility is adequate for our needs and that additional suitable space will be available on acceptable terms as required.

Legal Proceedings

From time to time, the Company is involved in various legal claims and actions arising in the ordinary course of business. While from time to time, claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these others matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended March 31, 2021 and 2020 are being filed with this report and commence on page F-1, immediately following the signature page.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2021, our internal control over financial reporting was not effective due to certain material weaknesses including:

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers are appointed by and serve at the discretion of our board of directors. The following table includes the names, ages and positions held by our executive officers and directors as of June 25, 2021:

Name	Age	Management and/or Director Positions
John Lai	58	Chief Executive Officer, President and Director
Robert J. Folkes	59	Chief Financial Officer
John F. Dolan	56	General Counsel, Secretary and Director
David B. Masters, Ph.D.	63	Director of Science and Technology and Director
Gregory Cash	64	Chairman
David Deming	61	Director
Joseph Jasper	56	Director
Scott Johnson	56	Director
James Martin	82	Director
Randall A. Meyer	57	Director
Robert Rudelius	65	Director

John Lai, has served as a director and senior executive officer since March 2014, serving in various capacities that include serving as our Chief Financial Officer from May 2018 through December 2018 and serving as our Chief Executive Officer from March 2014 to May 2017 and June 2019 to present. From March 2012 to April 2016, Mr. Lai also was Chief Executive Officer and a director of Blue Earth Resources, Inc., a small public company which acquired and managed working interests in producing oil and gas leases in Louisiana. Mr. Lai has over thirty years of senior executive and operational management and financial experience while holding key executive positions with several public companies in various industries. In 1992, Mr. Lai founded, and until December 2012 was the principal owner and President of Genesis Capital Group, Inc., which provided significant consulting services to many public and private companies in powersports, technology and other industries, while advising its clients in corporate development, mergers and acquisitions, and private and public capital-raising through equity offerings. Mr. Lai’s role as a co-founder of the company and his many years of experience as a chief executive officer of many public or private companies are material factors regarding his qualifications to serve on our Board of Directors.

Robert J. Folkes, has served as our Chief Financial Officer since April 14, 2021. Prior to joining us, he served as the Chief Operating Officer from February 2015 until September, 2020 and as the Chief Financial Officer from 2005 until April 2016 of Tactile Systems Technology, Inc. (NASDAQ: TCMD), a manufacturer and developer of at-home therapy devices that treat chronic swelling conditions such as lymphedema and chronic venous insufficiency. Since September 2020 through the current date, Mr. Folkes was a financial consultant. Prior to joining TCMD in 2004, Mr. Folkes was the Chief Financial Officer for Advanced Respiratory, a medical device company, from 1997 until its sale in 2003. Prior to joining Advanced Respiratory, Mr. Folkes was an Audit Senior Manager for Ernst & Young LLP. He served as Ernst & Young’s Senior Manager of the Entrepreneurial Services Group, and was involved with numerous SEC registrations, mergers and acquisitions. Mr. Folkes is a Certified Public Accountant and earned a B.A. in Accounting from the University of Minnesota – Carlson School of Management.

John F. Dolan. Mr. Dolan has served as a director since March 2014, and he served as our Chief Financial Officer from March 2014 to November 2017. Since March 2013, Mr. Dolan also has served as corporate and intellectual property counsel for KILO, Inc. and TerraCOH, Inc., both alternative energy companies. Mr. Dolan has also served as general counsel for Traust IP Finance, LLC since June, 2019. From June 2000 to July 2012, Mr. Dolan was a shareholder in the intellectual property group of the Minneapolis law firm of Fredrikson & Byron, where he specialized in securing and protecting domestic and foreign patent and other IP rights for various clients including biomaterials technology and products. During the past five years, Mr. Dolan also has provided consulting services to several early stage companies on all aspects of IP asset protection as well as new technology and corporate development. His extensive career in the intellectual property field includes serving as a patent examiner with the U.S. Patent and Trademark Office. Mr. Dolan’s role as a cofounder of the Company and his extensive experience in intellectual property, mergers and acquisitions, private equity, corporate governance and general corporate law are material factors which demonstrate his qualifications to serve on our Board of Directors.

David B. Masters, Ph.D. Dr. Masters has served as a director since April 2015, and was appointed to serve as our Director of Science and Technology effective as of September 1, 2020. From April 2015 to December 2017, he served as our Chief Technical Officer. Dr. Masters is the founder of and served as Chief Executive Officer and Chief Technology Officer of Gel-Del Technologies, Inc., from 1999 to December 2017, while for Gel-Del he developed and obtained significant patents for the proprietary biomaterial technology and product applications acquired by us from Gel-Del. Dr. Masters is recognized internationally as a leading expert in biomaterials and local drug delivery, and over the past twenty years he has developed and obtained patents for many novel biomaterials and drug delivery products, including implantable medical devices for neurologic, vascular, orthopedic, urologic and dermal applications. Dr. Masters’ former academic career included teaching courses and doing significant research at Harvard Medical School and The Mayo Clinic. He received a B.A. Degree in Biochemistry, a Master’s Degree in Chemistry, and a Ph.D. in Behavioral and Neural Sciences from Rutgers University. Dr. Masters’ role as the founder of Gel-Del and his long professional career in developing and obtaining patents for many biomaterials and drug delivery products are material factors regarding his qualifications to serve on our Board of Directors.

Gregory Cash. Mr. Cash has served as a director of the Company since July 2019. He has more than 35 years senior management and/or key sales and marketing executive experience in the life sciences industry, including being Chief Executive Officer or Division President of publicly traded and privately held cardiovascular medical device companies. Since 2011, he has been the Chief Executive Officer and principal owner of Argent International LLC, Minneapolis, MN, a consulting firm he founded to provide management, marketing and financial consulting services to start-up and established companies in the life sciences industry. Prior to founding Argent, Mr. Cash served for over thirty years in senior executive management or marketing roles with leading medical device companies, including five years with Boston Scientific Corporation and over fourteen years with Medtronic, Incorporated. His many industry achievements also feature extensive and high-level overseas experience including being Chief Executive Officer or a senior marketing executive of both start-up and established international medical device companies in European countries including The United Kingdom, France and Italy, as well as serving for several years as the Marketing Manager in Asia for all Medtronic product lines. Mr. Cash’s many years of experience as an executive in the medical device industry are material factors regarding his qualification to serve on our Board of Directors.

David Deming. Mr. Deming has served as a director of the Company since September 2017. Mr. Deming has over 35 years of institutional investment management experience with pensions, endowments, family offices and high net worth investors. He is currently serving as the Chief Investment Officer of Onward for Business, a main street business brokerage firm, which he joined in January 2020. He served for over 19 years as the Director of Business Development at Arbor Capital Management, LLC from January 1997 until October 2016. Subsequent thereto, he served as the Director of Marketing and Investor Relations at BCCM Advisors, an alternative investment platform, from August 2018 to March 2020 and as the Director of Business Development, Chief Compliance Officer and Partner at Asymmetric Capital Management from October 2016 until August 2018. Prior thereto, he held positions with brokerage and trading firms, including, Merrill Lynch, Paine Webber and Leuthold Weeden Capital Management and was a floor trader at the Chicago Board of Trade. Mr. Deming’s extensive experience in the finance industry is a material factor which demonstrates his qualifications to serve on our Board of Directors.

Joseph Jasper. Mr. Jasper has served as a director of the Company since August 20, 2018. He is a CFA who since 2005 has been Chief Executive Officer of Vermillion Capital Management, an institutional investment firm. From 2002 to 2005, Mr. Jasper was Managing Director and Director of Fixed Income Strategy and Marketing for Piper Jaffray Company. Prior to 2002, he spent 20 years managing, structuring and selling fixed income and equity securities at several leading investment banking firms, including U.S. Bancorp Libra and UBS PaineWebber. Mr. Jasper also serves as Vice Chairman of the Board of Directors of MicroNet, Inc. and as a director of GroundCloud, Inc. both privately-held companies. He has previously served as a director or principal advisor to many operating and venture-stage companies across a broad range of industries. Mr. Jasper received an MBA degree from the University of St. Thomas, where he also has served as its Adjunct Professor of Finance. Mr. Jasper’s extensive financing and accounting expertise are material factors which demonstrate his qualifications to serve on our Board of Directors.

Scott Johnson. Mr. Johnson has served as a director of the Company since July 2019. He is a licensed professional engineer with over 30 years experience in the life sciences industry. He has been a leader in cross-functional engineering, risk management, design controls, production engineering, quality control, auditing and FDA compliance for numerous manufacturers. Since 2012, he has been the President and principal owner of Stratego, Inc., a life sciences consulting corporation he founded to provide client services for the remediation of significant challenges with the FDA. Significant engagements of Stratego include risk management and post-market surveillance services for defibrillator products at Philips Healthcare, risk management and quality audit services for combination products at Baxter and Hospira, a subsidiary of Pfizer, quality remediation management for implantable medical devices at St. Jude Medical, a product regulatory roadmap for Varuna Biomedical and engineering PMA submissions content at Zimmer Biomet –Biologics. Mr. Johnson’s lengthy past employment include five years of employment with SciMed Life Systems, four years systems engineering, testing and compliance liaison for PumpWorks, and Part 11 compliance project manager for automated production and test systems at Boston Scientific. His engineering projects for the production of medical devices include substantial domestic and foreign facility experience. Mr. Johnson’s many years of experience as an executive in the life science industries and expertise with medical product design and regulatory issues are material factors which demonstrate his qualifications to serve on our Board of Directors..

James Martin. Mr. Martin has served as a director of the Company since July 2019. He is a retired Certified Public Accountant (“CPA”) and attorney whose career included his responsibility as Partner in Charge of KPMG’s tax practice for its Newport Beach, California office. In that role he provided and oversaw the rendition of tax services for numerous clients in varied industries including those for which KPMG provided a certified audit. He retains his AICPA membership and holds Accounting and Law Degrees from the University of Washington and, on a Fellowship, received a Master of Laws Degree from New York University. Mr. Martin’s extensive accounting expertise is a material factor which demonstrate his qualifications to serve on our Board of Directors.

Randall A. Meyer. Mr. Meyer has served as a director since April 2015, and served as our Chief Operating Officer from April 2015 to November 2017. From January 2009 to April 2015, Mr. Meyer served as Chief Operating Officer of Gel-Del Technologies, Inc. while being in charge of all operational and marketing activities of Gel-Del. Prior to joining Gel-Del, Mr. Meyer’s substantial medical device industry management experience included being Chief Operating Officer of Softscope Medical Technologies, Inc. and being Chief Executive Officer of Tactile Systems Technology, Inc. Mr. Meyer’s role as the senior operational officer of Gel-Del for many years and his long experience as an executive officer of several companies in the medical device industry are material factors regarding his qualifications to serve on our Board of Directors.

Robert Rudelius. Mr. Rudelius has served as a director of the Company since August 2018. Currently, he is the Chief Executive Officer and Managing Director of Noble Ventures, LLC, a company he founded in 2001 that provides advisory and consulting services to early and mid-stage companies in the information technology, communications, medical technology and social e-commerce industries. He is also the co-founder, President & CEO of MedicaMetrix, Inc., a company that is building a commercialization engine that will launch a stream of medical devices aimed at delivering transformative healthcare solutions for unmet medical needs. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder and CEO of Media DVX, Inc., a start-up business that provided a satellite-based, IP-multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks and cable television operators throughout North America. From April 1998 to April 1999, Mr. Rudelius was the President and Chief Operating Officer of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and re-positioned the software company as a professional technology services company, resulting in the successful sale of the company to British Telecom. From October 1995 through April 1998, Mr. Rudelius was the founding Managing Partner of AT&T Solutions, Inc., a subsidiary of AT&T Inc. (NYSE: T) and headed the Media, Entertainment & Communications industry practice. From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey & Company’s information, technology and systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen & Co. where he was a leader in the firm’s financial accounting systems consulting practice. Mr. Rudelius served as a member of the Axogen, Inc. (NASDAQ: AXGN) Board of Directors for ten years from September 2010 through September 30, 2020, where he served on the audit committee and as a member of the compensation committee. Mr. Rudelius has an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S. in mathematics and economics from Gustavus Adolphus College in St. Peter, Minnesota. Mr. Rudelius’ qualifications to serve on our Board of Directors include his extensive executive leadership and financial experience, particularly in connection with rapid growth technology businesses, and his experience as a director of publicly traded companies

There are no family relationships between any of our executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the Form 3’s, 4’s and 5’s electronically filed with the SEC during fiscal 2021, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with, except Messrs. Carruth, Dolan and Meyer each filed 2 late Form 4’s reporting two transactions; James Martin filed 4 late Form 4’s reporting twenty two transactions; Messrs. Deming, Jasper, Johnson, Lai and Masters each filed 3 late Form 4’s reporting 3 transactions.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. Our Audit Committee consists of three independent directors who are David Deming, James Martin and Joseph Jasper, with Mr. Martin considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. Our Compensation Committee consists of three independent directors who are David Deming, Scott Johnson and Robert Rudelius. Our Nominating Committee consists of two independent directors who are Joseph Jasper and Robert Rudelius.

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

Director Compensation

Directors who are also executive officers do not receive any compensation regarding their role as a director. John Lai and John Dolan are two directors who are also executive officers. Currently, our policy for non-executive director compensation is as follows: i) independent directors receive a grant of 25,000 warrants to purchase shares of our common stock at the exercise price on the date of grant for a term of with a 5-year term for each 2 years of service, ii) directors who serve on committees are compensated in cash or warrants, at the Company’s discretion, at various pre-set amounts for different levels of service ranging from $1,500 to $5,000 per year per director. We also have a clawback provision which provides that if a director quits or is terminated for service prior to the end of the fiscal year, all warrant issued to that director are automatically cancelled.

The following table provides information on compensation paid to our current non-management directors for their services as members of our board of directors during our fiscal year ended March 31, 2021:

Name of director	Fees paid in cash ($)	Stock awards ($)(1)	Warrant awards ($)(2)	All other compensation ($)		Total ($)
Gregory Cash	$833.33	$16,185	$1,964	$15,000	(3)	$33,982.33
David Deming	$1,250.00	$16,068	$1,964	$15,000	(3)	$34,282.00
Joseph Jasper	$666.67	$13,814	$4,871	$—		$19,351.67
Scott M. Johnson	$833.33	$13,950	$982	$—		$15,765.33
James Martin	$833.33	$13,953	$1,964	$—		$16,750.33
Dr. David Masters	$—	$13,403	$95,990	$71,500	(3)	$180,893.00
Randall Meyer	$833.33	$15,825	$982	$15,000	(3)	$32,640.33
Robert Rudelius	$1,083.33	$15,942	$5,853	$—		$22,878.33

(1)	The value in this column reflects the aggregate grant date fair value of the stock award as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 15 – Common Stock and Warrants” to our audited consolidated financial statements included in this form 10-K.

(2)	The value in this column reflects the aggregate grant date fair value of the warrants as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 15 – Common Stock and Warrants” to our audited consolidated financial statements included in this form 10-K. As of March 31, 2021, the aggregate number of warrants outstanding (vested and unvested) for Mr. Cash was 27.099, for Mr. Deming was 57,354, for Mr. Jasper 48,225, for Mr. Johnson was 25,376, for Mr. Martin was 22,500, for Dr. Masters was 41,700, for Mr. Meyer was 13,423 and Mr. Rudelius was 45,729.

(3)	Represents consulting fees paid to these directors.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid to or earned by our named executive officers for the fiscal years ended March 31, 2020 and 2021.

Name and Principal Position	Year	Salary ($)		Stock Awards ($)(1)	Warrant Awards ($)(1)		All Other Compensation ($)		Total ($)
John Lai, CEO and President (2)	2021	91,668		100,860	47,742				240,270
	2020	34,797	(3)	0	360,684	(4)	116,000	(5)	511,481

John Carruth, Former CFO (6)	2021	87,197		78,549	—		—		165,746
	2020	100,000		0	249,978		0		349,978

John F. Dolan, General Counsel and Secretary (7)	2021	—		68,982	4,308		40,250	(8)	113,540
	2020			0	134,546		83,000	(9)	217,546

(1)	The values in these columns reflect the aggregate grant date fair value of the stock awards and warrant awards as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 15 – Common Stock and Warrants” to our audited consolidated financial statements included in this form 10-K.

(2)	Mr. Lai was appointed to serve as the Company’s CEO in June 2019.

(3)	In lieu of receiving cash for $30,000 in accrued compensation owed to him, Mr. Lai received warrants to purchase an aggregate of 19,847 shares of our common stock at an exercise price of $1.95 per share. The warrants were fully vested and expire five years after the grant date.

(4)	Mr. Lai failed to meet the performance requirements for warrants to purchase 22,500 shares on October 31, 2020. These warrants had a fair market value of $34,648 and were forfeited on October 30, 2019.

(5)	In lieu of receiving cash for $116,000 in accrued compensation owed to him for services rendered in fiscal 2018-2019, Mr. Lai received 87,000 shares of the Company’s common stock as settlement for this accrued compensation.

(6)	Mr. Carruth served as our Acting Chief Financial Officer from December 2018 until July 2019 and as our Chief Financial Officer since July 2019. Mr. Carruth resigned from his position as our Chief Financial Officer on April 9, 2021.

(7)	Mr. Dolan has served as our General Counsel since November 2019. He is an independent contractor.

(8)	Includes consulting fees of $40,000 ($10,000 of which has been accrued but not paid) and $250 in director’s fees.

(9)	Includes (i) $68,000 in deferred compensation for fiscal 2018-2019 and, (ii) $30,000 in deferred consulting fees for fiscal 2020. In lieu of receiving $98,000 in accrued compensation owed to him, Mr. Dolan agreed to accept 51,000 shares of the Company’s common stock and warrants to purchase an aggregate of 12,799 shares of the Company’s common stock. Please see “Executive Employment and Consulting Agreements - John Dolan” for more detail.

OUTSTANDING EQUITY AWARDS

The table below provides information regarding unexercised option and warrants awards held by each of our named executive officers as of our fiscal year-end, March 31, 2021, as adjusted for the Reverse Stock Split.

		Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Option Unexercisable		Option Exercise Price ($)	Option Expiration Date
John Lai	3/31/2020	24,523	(1)	—		$1.27	3/31/2025
	6/30/2020	7,441	(1)			$1.60	6/30/2025
	6/8/2020	22,500	(2)	22,500	(2)	$1.40	6/8/2025
	6/02/2017	42,188	(3)	—		$1.33	6/30/2021
	12/31/2019	19,847	(1)	—		$1.95	12/31/2024
	10/31/2019	45,000	(4)	90,000	(4)	$2.24	10/31/2024
John Carruth	12/10/2018	33,750	(5)			$1.33	12/10/2023
	4/30/2018	18,000	(6)	—		$1.33	4/30/2023
	10/31/2019	45,000	(7)	67,500	(7)	$4.44	10/30/2024
John F. Dolan	1/15/2019	42,188	(1)	—		$1.20	1/15/2029
	3/31/2020	8,829	(1)	—		$1.27	3/31/2025
	12/31/2019	3,970	(1)	—		$1.95	12/31/2024
	10/31/2019	21,375	(8)	33,750	(8)	$2.24	10/31/2024

(1)	These warrants were granted to Mr. Lai and Mr. Dolan in lieu of compensation and vested immediately on their grant dates.

(2)	Mr. Lai was granted a warrant to purchase 22,500 shares of our common stock at an exercise price of $1.40 per share. The warrants have a five year term and vest based on the satisfaction of certain performance conditions, which requires the Company to complete a capital raise of at least $5 million on or before October 31, 2020.

(3)	These warrants were granted to Mr. Lai for serving as our President and vested semi-annually over a 2 year period from their grant date and were fully vested as of March 31, 2020.

(4)	Mr. Lai was granted a warrant to purchase up to 135,000 shares of our common stock at an exercise price of $2.24 per share pursuant to his employment agreement. The warrants have a five-year term and 90,000 warrants vest quarterly over a three-year term and 45,000 warrants vest based on certain performance conditions; 22,500 of which have expired and 22,500 of which vest if the Company completes a successful listing on the Exchange and sustaining a stock price of at least $16.00 for the thirty consecutive days of trading.

(5)	Mr. Carruth was granted a warrant to purchase 33,750 shares of our common stock at an exercise price of $1.33 per share for acting CFO services. The warrants have a five-year term and vest at the rate of 1/8 per quarter (4,219) beginning on December 31, 2018.

(6)	Mr. Carruth was granted a warrant to purchase 18,000 shares of our common stock at an exercise price of $4.44 per share for serving as the Controller. These warrants have a five-year term and vested at the rate of 1/8 per quarter (2,250) beginning on June 30, 2018.

(7)	Mr. Carruth was granted a warrant to purchase up to 90,000 shares of our common stock at an exercise price of $2.24 per share pursuant to his employment agreement. These warrants have a five-year term and vest quarterly over a three-year term. He also received a warrant to purchase up to 22,500 shares of the Company’s common stock at an exercise price of $2.24 per share that vest upon certain milestones, which includes vesting of (i) 11,250 shares upon the Company’s filing and approval of an S-1 registration statement by the SEC and (ii) 11,250 shares on the date of completion of a successful uplisting to the Exchange or similar national exchange.

(8)	Mr. Dolan received a warrant to purchase 55,125 shares of the Company’s common stock at an exercise price of $2.24 per share for his services as an independent contractor, of which 10,125 vested immediately, 22,500 warrants vest upon achieving certain performance milestones and 22,500 vest in equal installments of 1,875 warrants each quarter over the three years ended September 30, 2022.

LONG-TERM INCENTIVE PLANS

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We do not have any material bonus or profit-sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers.

2020 Equity Incentive Plan

The PetVivo Holdings, Inc. 2020 Equity Incentive Plan (“Plan”) was adopted by the Board of Directors on July 10, 2020 and approved by our stockholders on September 22, 2020 The Plan permits the following types of awards: stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards and other types of awards. The Company reserved 1,000,000 shares of common stock for issuance under the 2020 Plan. As of March 31, 2021, the Company had not granted any stock awards under the 2020 Plan. The Plan will terminate on July 10, 2030.

EXECUTIVE AND CONSULTANT AGREEMENTS

John Lai

On October 1, 2019, we entered into employment agreement with John Lai to serve as our Chief Executive Officer for a term of three years to expire on September 30, 2022. This agreement may be terminated by the Company without cause at any time upon 10 days’ notice or for Cause (as defined in Mr. Lai’s employment agreement). Mr. Lai’s annual base salary is a minimum of $100,000 or such higher annual salary, if approved by the Board. The Board may elect to pay Mr. Lai’s salary in cash or warrants to purchase shares of the Company’s common stock at 125% of the cash value calculated using the volume weight average price of the Company’s common stock in the last week of the quarter that the base salary is accrued but that conversion rate shall never be less than $1.40 per share. Mr. Lai is eligible to receive discretionary bonuses, as determined by the Board and is eligible for all employee benefits provided to executives of similar tenure. Mr. Lai’s employment agreement contains customary confidentiality and non-competition provisions which survive for a period of one year after his employment with the Company is terminated.

Fiscal 2020 Compensation

In fiscal 2020, most of Mr. Lai’s compensation was in the form of equity. Mr. Lai received $4,000 in cash for salary payments and the balance of his compensation was in equity. Mr. Lai agreed to convert $30,000 in accrued compensation owed to him for services in fiscal 2020 into warrants to purchase an aggregate of 19,847 shares of our common stock at an exercise price of $1.95 per share. The warrants were fully vested and expire five years after the grant date. Additionally, he agreed to convert $116,000 in accrued compensation owed to him from fiscal 2018-2019 into 87,000 shares of our common stock in September 2019.

On October 31, 2019, the Board approved a compensation plan for John Lai that included his retention of 150,000 escrowed shares. On October 31, 2019, Mr. Lai was granted a warrant to purchase up to 135,000 shares of our common stock at an exercise price of $2.24 per share. The warrants have a five-year term and 90,000 warrants vest quarterly over a three-year term and 45,000 warrants will vest based on certain performance conditions; 22,500 of which were forfeited because the Company did not meet the performance condition of completing a raise of at least $10 million on or before March 31, 2020. The remaining 22,500 warrants will vest if the Company completes a successful listing on the Exchange and sustaining a stock price of at least $16.00 for the thirty consecutive days of trading on or before October 31, 2022.

On December 16 2019, the Company entered into an agreement (“Escrow Agreement”) with Mr. Lai pursuant to which 254,018 shares held by Mr. Lai are held in escrow. These shares will be released from escrow if: (i) PetVivo obtains equity financing in an amount of at least $5 million and (ii) PetVivo’s listing on Nasdaq, the New York Stock Exchange or an equivalent securities exchange. If none of these conditions are satisfied, all of the shares held in escrow will be transferred to the treasury of PetVivo for cancellation. Furthermore, if John Lai is terminated for cause or voluntarily resigns from his position at PetVivo, all of the shares will be cancelled. If Mr. Lai is terminated without cause, all of the shares held in escrow will be returned to him.

On March 31, 2020, the Board granted Mr. Lai a warrant to purchase 24,523 shares of the Company’s common stock with an exercise price of $1.27 per share for compensatory purposes. The warrants are immediately exercisable and will expire on March 31, 2025.

Fiscal 2021 Compensation

In fiscal 2021, Mr. Lai received a mix of both cash and equity compensation. He received a $91,668 in cash compensation. In June 2020, he received a warrant to purchase 7,441 shares of common stock for compensatory purposes. These warrants have an exercise price of $1.60 per share, vested immediately and expire in June 2025. In addition, he received a warrant to purchase 22,500 shares of the Company’s common stock, based on the milestone of the Company completing a capital raise in excess of $10 million by October 31, 2020. The Company did not meet this milestone by October 31, 2020, so Mr. Lai forfeited these warrants. On September 16, 2020, the Company granted Mr. Lai a bonus of 33,619 shares for exemplary work.

John Carruth

On October 1, 2019, we entered into an employment agreement, with John Carruth to serve as our Chief Financial Officer for a term of three years, to expire on September 30, 2022. This agreement may be terminated by the Company at any time upon 10 days’ notice or for Cause (as defined in Mr. Carruth’s employment agreement). Under this agreement, Mr. Carruth’s annual base salary is a minimum of $100,000 or such higher annual salary, approved by the Board. The Board may elect to pay Mr. Carruth’s salary in cash or warrants to purchase shares of the Company’s common stock at exercise price of $1.40 per share. Mr. Carruth is eligible to receive discretionary bonuses, as determined by the Board and is eligible for all employee benefits provided to executives of similar tenure. Mr. Carruth’s employment agreement contains customary confidentiality and non-competition provisions which survive for a period of one year after his employment with the Company is terminated.

We amended our employment agreement with Mr. Carruth pursuant to an amendment (“Amendment”) dated June 15, 2020, with an effective date of April 14, 2020 to provide that Mr. Carruth’s employment would be part-time and reduced his salary to a maximum of $33,000 per year. All other terms of his employment agreement remained the same. In December 2020, Mr. Carruth advised the Company that he would be able to serve as a full-time employee. We amended his employment agreement to provide that Mr. Carruth’s employment would be full time and increased his salary to at least $100,000 per year pursuant to a second amendment dated and effective as of January 20, 2021,. All other terms of the employment agreement remain the same.

Mr. Carruth resigned from his position as our Chief Financial Officer effective as of April 9, 2021.

Fiscal 2020 Compensation

In fiscal 2020, Mr. Carruth received a mix of both cash and equity compensation. He was a full-time employee in fiscal 2020 and received a base salary of $100,000 and warrants to purchase an aggregate of 112,500 shares of the Company’s common stock at an exercise price of $2.24 per shares, of which 90,000 warrants will vest on a pro-rata basis each quarter over a 3 year period and 22,500 warrants will vest based upon the Company achieving certain milestones. The performance vesting requirements are as follows: warrants to purchase 11,250 shares will vest upon the Company’s filing and approval of an S-1 registration statement by the SEC on or before October 31, 2024 and (ii) warrants to purchase 11,250 shares will vest on the date of completion of a successful uplisting to the Exchange or similar national exchange on or before October 31, 2014.

Fiscal 2021 Compensation

In fiscal 2021, Mr. Carruth received a mix of both cash and equity compensation. He was a full-time employee for approximately 3 months and a part-time employee for 9 months in fiscal 2021. His annual cash compensation was $87,197 and he received a grant of 26,217 shares of restricted stock as compensation for exemplary work.

John Dolan

We entered into an independent contractor agreement with John Dolan, our General Counsel and Secretary on November 20, 2019. This agreement has a term of three years and is set to expire on September 30, 2022. Mr. Dolan will receive compensation at the rate of $3,000 per month for the performance of general counsel services, which shall be provided for approximately 25% of his normal monthly time allocated to such services. The Company may pay the monthly compensation at its discretion in cash or warrants for common at 125% of the cash value calculated by using the volume weighted average price of the Company’s common stock in the last week of the quarter that compensation is accrued. In April 2021, the Compensation Committee increased Mr. Dolan’s monthly consulting fee to $5,000 per month.

Fiscal 2020 Compensation

In fiscal 2020, Mr. Dolan received only equity compensation from the Company. He agreed to accept equity compensation in exchange for certain outstanding consulting fees that were due to him. In September 2019, he agreed to accept 51,000 shares of the Company’s common stock in exchange for $58,000 in accrued compensation that was payable to him. In December 2019, Mr. Dolan agreed to accept warrants to purchase 3,970 shares of the Company’s common stock at an exercise price of $1.95 per share in exchange for $6,000 in consulting fees owed to him. These warrants were immediately exercisable and expired on December 31, 2024. In March 2020, Mr. Dolan agreed to accept warrants to purchase 8,829 shares of our common stock at an exercise price of $1.27 per share in exchange for $9,000 in consulting fees that were due to him. These warrants were immediately exercisable and expired on March 31, 2025.

On December 31, 2019, Mr. Dolan received a warrant to purchase 55,125 shares of the Company’s common stock at an exercise price of $2.24 per share, of which 10,125 vested immediately, 22,500 warrants vest upon achieving certain performance milestones and 22,500 vest in equal installments of 1,875 warrants each quarter over the three years ended September 30, 2022. All of these 55,125 warrants expire on October 31, 2024.

Fiscal 2021 Compensation

In fiscal 2021, Mr. Dolan received a mix of cash and equity compensation. He received $30,000 in consulting fees from the Company, with an additional $10,000 accrued but not paid as of March 31, 2021, and $250 for serving as a director. He also received a grant of 22,993 shares of restricted stock to Mr. Dolan as compensation for exemplary work in September 2020.

Robert J. Folkes

We entered into an employment agreement with Robert J. Folkes, our Chief Financial Officer, on April 14, 2021. Mr. Folkes will receive an annual base salary of $190,000 per year. The employment agreement is for a term of approximately two years and nine months and terminates on January 31, 2024. The Company may terminate Mr. Folkes employment at any time upon 10 days advance written notice or for Cause (as defined in the Employment Agreement).

Mr. Folkes is eligible to receive an incentive bonus annual target of 50% of base salary ($95,000) based upon the achievement of performance goals developed for each year by the Company’s Board and Compensation Committee. Any bonus earned as a result of the Company’s fiscal 2021 performance will be pro-rated based on Mr. Folkes’ start date. He is also eligible to receive all benefits offered to the Company’s employees.

Effective as of April 14, 2021, we granted Mr. Folkes 34,000 Restricted Stock Grants (“RSUs”) from the Company’s 2020 Equity Incentive Plan. The RSU’s vest in three installments, based on continued employment as follows: 10,000 RSU’s vest on January 1, 2022, 10,000 RSU’s vest on January 1, 2023 and 14,000 vest on January 1, 2024.

David Masters

We entered into an independent contractor agreement with Dr. David Masters, our Director of Science and Technology, for a six month period to begin effective as of September 1, 2020. Dr. Masters is working on a part-time basis as an independent contractor for the Company and is not an executive officer of the Company. Under the Consulting Agreement, Dr. Masters will receive a monthly payment of $10,500. In addition, Dr. Masters will be eligible to receive cash performance bonuses in the amounts of $25,000 and $20,000, respectively, for meeting two significant milestones focused upon the further development and manufacture of the Company’s osteoarthritis product, Kush®, and the Company’s first commercial mucoadhesive active agent delivery product. Additionally, the Company issued Dr. Masters a warrant allowing Dr. Masters the right to purchase 120,000 restricted shares of the Company’s common stock. The warrant shares shall vest in four equal increments of 30,000 warrant shares at the end of each month for the first four months of engagement.

The Consulting Agreement further contains customary non-competition, confidentiality, and intellectual property assignment provisions. The Consulting Agreement expired on December 31, 2020.

Potential Payments Upon Termination of Employment or Change-in-Control

Termination and Change-in-Control Agreements or Arrangements

We do not have any contracts, agreements, or arrangements with any of our named executive officers providing for additional benefits or payments in connection with a termination of employment, change in job responsibility, or change-in-control. Upon termination of employment for any reason, all unvested restricted stock units expire.

Change in Control Provisions of the 2020 Plan

Subject to the terms of the applicable award agreement or an individual agreement between the Company and a participant, upon a change in control, the Board may, in its discretion, determine whether some or all outstanding options shall become exercisable in full or in part, whether the restriction period and performance period applicable to some or all outstanding restricted stock awards and restricted stock units, shall lapse in full or in part, and whether the performance measures applicable to some or all outstanding awards shall be deemed to be satisfied. The Board may further require that shares of stock of the Company resulting from such a change in control, thereof, be substituted for some or all of our shares of common stock subject to an outstanding award and that any outstanding awards, in whole or in part, be surrendered to us by the holder, to be immediately cancelled by us, in exchange for a cash payment, shares of capital stock of the corporation resulting from or succeeding us, or a combination of both cash and such shares of stock.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 31, 2021 (the “Record Date”), after applying the Reverse Stock Split, we had 6,799,113 shares of our common stock issued and outstanding. The following table sets forth, as of the Record Date, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o PetVivo Holdings, Inc., 5251 Edina Industrial Blvd., Edina, MN 55439. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

As used in this section, the term “beneficial ownership” with respect to a security is defined by Rule 13d-3 under the Securities Exchange Act of 1934, as amended, as consisting of sole or shared voting power (including the power to vote or direct the vote) and/or sole or shared investment power (including the power to dispose of or direct the disposition of) with respect to the security through any contract, arrangement, understanding, relationship or otherwise, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission which provide that shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or become exercisable within 60 days of the date of the table are deemed beneficially owned by their holders. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Name of Beneficial Owners, Officers and Directors	Amount and Nature of Beneficial Owner	Percent of Class

John Lai	1,010,077 shares (1)	14.86%

John Carruth	122,967 shares (2)	1.81%

John F. Dolan	552,601 shares (3)	8.13%

David B. Masters	1,155,782 shares (4)	17.00%

Randall A. Meyer	555,325 shares (5)	8.17%

Scott Johnson	180,715 shares (6)	2.66%

Gregory Cash	42,890 shares (7)	0.63%

David Deming	71,666 shares (8)	1.05%

James Martin	83,437 shares (9)	1.23%

Joseph Jasper	57,434 shares (10)	0.84%

Robert Rudelius	180,070 shares (11)	2.65%
All directors and named executive (officers as a group 11 persons)	4,012,964 shares (12)	59.02%
5% Stockholders
Stanley Cruden	591,081 shares (13)	8.69%

(1)	Amount consists of 871,077 shares owned directly by Mr. Lai, of which 254.018 shares (“Escrowed Shares”) are held purusuant to the Escrow Agreement, and warrants to purchase 139,000 shares that are vested or will vest within 60 days of the Record Date. The Escrowed Shares will be released to Mr Lai when the Company obtains an equity financing in an amount of at least $5 million and the Company’s common stock is listed on Nasdaq, the New York Stock Exchange or an equivalent securities exchange. If none of these conditions are satisfied. all of the Escrowed Shares will be transferred to the treasury of PetVivo for cancellation. Furthermore. if John Lai is terminated for cause or voluntarily resigns from his position at PetVivo. all of the Escrowed Shares will be cancelled. If Mr. Lai is terminated without cause. all of the Escrowed Shares held in escrow will be returned to him.

(2)	Amount consists of 26,217 shares owned directly by Mr. Carruth and warrants to purchase 96,750 shares that are vested or will vest within 60 days of the Record Date. Mr. Carruth served as the Chief Financial Officer of the Company for the 2020 fiscal year, and resigned on April 9, 2021.
(3)	Amount consists of 476,239 shares held directly by Mr. Dolan and warrants to purchase 76,362 shares that are vested or will vest within 60 days of the Record Date.
(4)	Amount consists of 1,114,082 shares held directly by Dr. Masters and warrants to purchase 41,700 shares that are vested or will vest within 60 days of the Record Date.
(5)	Amount consists of 541,902 shares that are owned directly by Mr. Meyer and includes warrants to purchase 13,423 shares that are vested or will vest within 60 days of the Record Date.
(6)	Amount consists of 155,339 shares held by Mr. Johnson directly, and includes warrants to purchase 25,376 shares that are vested or will vest within 60 days of the Record Date.

(7)	Amount consists of 15,791 shares held by Mr. Cash directly and warrants to purchase 27,099 shares that are vested or will vest within 60 days of the Record Date.
(8)	Amount consists of 14,312 shares held by Mr. Deming directly or with his spouse, and warrants to purchase 57,354 shares that are vested or will vest within 60 days of the Record Date.
(9)	Amount consists of 60,937 shares held by Mr. Martin directly, his two IRA accounts, by Martinmoore Holdings, LLP, a company controlled by Mr. Martin who exercises sole voting and dispositive power over the shares, warrants to purchase 22,500 shares that are vested or will vest within 60 days of the Record Date.
(10)	Amount includes 9,209 shares held directly by Mr. Jasper and warrants to purchase 48,225 shares that are vested or will vest within 60 days of the Record Date.
(11)	Amount includes 134,341 shares held by Mr. Rudelius directly, in his IRA, and by Noble Ventures, LLC, a company controlled by Mr. Rudelius and warrants to purchase 45,729 shares that are vested or will vest within 60 days of the Record Date.
(12)	Amount includes warrants owned by all of our named executive officers and directors, as a group, to purchase an aggregate of 593,521 shares that are vested or will vest within 60 days of the Record Date.
(13)	As reported in Mr. Cruden’s Amendment No. 3 to his Schedule 13G filed with the SEC on December 14, 2020.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a summary of the transactions since April 1, 2018 between the Company and its executive officers, directors, nominees for directors, principal shareholders and related parties involves amounts in excess of $60,000 or that the Company has chosen to voluntarily disclose.

David Masters

Effective September 1, 2020, the Company entered into two debt settlement agreements with David B. Masters, a director of the Company, pursuant to (i) an Amendment to Promissory Note (“Amendment”) which amended certain outstanding promissory notes dated September 5, 2013, February 11, 2014 and August 14, 2014 (collectively, the “Outstanding Notes”) issued by Gel-Del, the Company’s wholly-owned subsidiary, with an aggregate amount owed of $65,700 and (ii) a Promissory Note (“Note”) having a principal amount of $195,000, which represents accrued salary owed to Dr. Masters. The Amendment extends, for up to an additional two years and under the same terms as originally entered into, the Outstanding Notes. The Company also entered into a Settlement and General Release (“Settlement Agreement”) with Dr. Masters that provides for the settlement and general release of any and all past claims, demands, damages, judgements, causes of action and liabilities that Dr. Masters may have had, may currently have or may acquire against the Company and its subsidiaries, including, but not limited to any claims related to (a) the ownership, operation, business, or financial condition of Company or its business, (b) any promissory note, loan, contract, agreement or other arrangement, whether verbal or written, including all unpaid interest charges, late fees, penalties or any other charges thereon, entered into or established between Dr. Masters and his affiliates and the Company on or prior to the September 1, 2020 or (c) the employment of Dr. Masters by the Company (except for claims directly relating to the breach of the Amendment, the Note or the Consulting Agreement).

Effective October 15, 2020 we entered into a note conversion agreement with David B. Masters in which he agreed to convert his Promissory Note having an outstanding principal amount of $192,500 plus a conversion fee of $3,500 into units (the “Units”) consisting of one share of the Company’s common stock and one warrant to purchase one share of Common Stock, as part of the Company’s public offering of Units. The number of Units to be issued pursuant to the conversion of the Note shall be determined by dividing the conversion amount of $196,000 by the per Unit price at which the Company sells Units in its public offering.

As of March 31, 2021, the Company owes David Masters an aggregate amount of $240,554. Assuming this offering is completed and the Promissory Note is converted into shares of our common stock, the Company’s total amount of indebtedness to David Masters will be approximately $44,554.

On September 4, 2020, the Company granted warrants for 30,000 shares of its common stock valued at $96,000 to David Masters for production and manufacturing consulting services, at a price of $1.40 per share, vesting in equal monthly amounts over the four-month period ending December 31, 2020 for a term of 5 years from the date of the grant.

John Lai

On December 16, 2019, PetVivo, John Lai, Wesley Hayne and Edward Wink entered into an escrow agreement which replaced the prior escrow agreement dated June 7, 2017. Pursuant to the escrow agreement, John Carruth, the CFO and acting escrow agent is holding 254,018 shares issued in the name of Mr. Lai in escrow, which shares will be released when (i) PetVivo obtains equity financing in an amount of at least $5 million and (ii) PetVivo’s listed on Nasdaq, the New York Stock Exchange or an equivalent securities exchange. If none of these conditions are satisfied, all of the shares held in escrow will be transferred to the treasury of PetVivo for cancellation. Furthermore, if John Lai is terminated for cause or voluntarily resigns from his position at PetVivo, all of the shares will be cancelled. If Mr. Lai is terminated without cause, all of the shares held in escrow will be returned to him.

In February of 2020, the Company issued John Lai 15,349 shares of common stock pursuant to his cashless conversion of an outstanding warrant for 42,188 shares of common stock with a strike price of $1.48 per share.

On October 30, 2020, Mr. Lai converted 42,188 warrants into common stock with an exercise and conversion price of $1.33 per share into 32,347 shares of our common stock on a cashless basis pursuant to the warrant’s cashless conversion feature. In January 2021, Mr. Lai converted 42,188 warrants into common stock with an exercise and conversion price of $1.33 per share into 38,516 shares of our common stock on a cashless basis pursuant to the warrant’s cashless conversion feature

John Lai, John Dolan and Randy Meyer

On September 11, 2019, the Company issued an aggregate of 323,967 shares of common stock to John Lai, John Dolan and Randy Meyer, a former employee and current director of the Company, an aggregate amount of $455,965 in exchange for their forgiveness of an aggregate amount of $455,965 in accrued salary and release of all claims against the Company for unpaid compensation.

Director Independence

Six of our directors are deemed independent, who are Messrs. Cash, Deming, Jasper, Johnson, Martin, Rudelius, and Cash.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2020 and 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $31,100 and $45,130, respectively. Assurance Dimensions provided services for the years ended March 31, 2020, and March 31, 2021.

Audit-Related Fees

For the fiscal years ended March 31, 2020 and 2021, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2020 and 2021, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, as amended*

3.2	Bylaws (incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1 (File No. 333-173569) filed with the SEC on April 18, 2011).

4.1	Description of Common Stock*

10.1	Employment Agreement dated October 1, 2019 between PetVivo Holdings, Inc. and John Lai (incorporated by reference to Exhibit 10.25 in the Company’s 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 7, 2020). +

10.2	Employment Agreement dated October 1, 2019 between PetVivo Holdings, Inc. and John Carruth (incorporated by reference to Exhibit 10.26 in the Company’s 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 7, 2020). +

10.3	Amendment to Employment Agreement dated June 15, 2020 between PetVivo Holdings, Inc. and John Carruth (incorporated by reference to Exhibit 10.3 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

10.4	Agreement dated November 20, 2019 with the Company and John Dolan (incorporated by reference to Exhibit 10.4 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

10.5	Exclusive License Agreement dated July 31, 2019 between the Company and Emerald Organic Products, Inc. (incorporated by reference to Exhibit 10.24 in the Company’s 10-Q for the quarter ended September 30, 2019 filed with the SEC on November 11, 2019).

10.6	195,000 Promissory Note effective September 1, 2020 made by Pet Vivo Holdings, Inc. in favor of David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.7	Amendment No. 1 to Promissory Note effective September 1, 2020 made by PetVivo Holdings, Inc. in favor of David B. Masters (incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.8	Settlement and General Release Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and its wholly-owned subsidiaries and David B. Masters (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.9	Consulting Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 17, 2020). +

10.10	PetVivo, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix B in the Company’s Definitive Information Statement filed with the SEC on September 1, 2020).+

10.11	Note Conversion Agreement effective as of October 15, 2020 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2020).

10.12	Note Conversion Agreement effective as of October 26, 2020 by and between PetVivo Holdings, Inc. and RedDiamond Partners, LLC (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 27, 2020).

10.13	Escrow Agreement effective as of December 16, 2019 by and between PetVivo Holdings, Inc., John Dolan and John Lai (incorporated by reference to Exhibit 10.13 in the Company’s reference to Exhibit 10.3 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

10.14	Second Amendment to Employment Agreement dated as of January 20, 2021 between PetVivo Holdings, Inc. and John Carruth (incorporated by reference to 10.1 in the Company’s Form 8-K filed with the SEC on January 21, 2021).+

10.15	Employment Agreement dated as of April 14, 2021 between PetVivo Holdings, Inc. and Robert J. Folkes (incorporated by reference to 10.1 in the Company’s Form 8-K filed with the SEC on April 15, 2021).+

21.1	List of Subsidiaries*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Filed herewith

+ Indicates compensatory plan

SIGNATURES

Pursuant to the requirements of theSection 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

June 28, 2021	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

June 28, 2021	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Lai	June 28, 2021
John Lai
CEO, President and Director
(Principal Executive Officer)

/s/ Robert J. Folkes	June 28, 2021
Robert J. Folkes
Chief Financial Officer

/s/ John Dolan	June 28, 2021
John Dolan
Secretary and Director

/s/ Randall Meyer	June 28, 2021
Randall Meyer
Director

/s/ Robert Rudelius	June 28, 2021
Robert Rudelius
Director

/s/ David Deming	June 28, 2021
David Deming
Director

/s/ Joseph Jasper	June 28, 2021
Joseph Jasper
Director

/s/ Scott Johnson	June 28, 2021
Scott Johnson
Director

/s/ David A. Masters	June 28, 2021
David A. Masters, Ph.D.
Director

/s/ Gregory Cash	June 28, 2021
Gregory Cash
Director

/s/ James Martin	June 28, 2021
James Martin
Director

PETVIVO, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Petvivo Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petvivo Holdings, Inc. (the Company) as of March 31, 2021 and 2020, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2021 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the financial statements, the Company has suffered recurring losses for the year ended March 31, 2021. For the year ended March 31, 2021, the Company had a net loss of $3,522,780 and net cash used in operating activities of $1,047,329; and as of March 31, 2021 an accumulated deficit of $58,111,426, and had negative working capital of $1,257,895. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We did not identify any critical audit matters that need to be communicated.

/s/ Assurance Dimensions

We have served as the Company’s auditor since 2019.
Margate, Florida
June 28, 2021

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	March 31, 2020
Assets:
Current Assets
Cash and cash equivalents	$23,578	$888
Accounts receivable	—	1,000
Equity sale proceeds receivable	—	52,000
Restricted cash	—	9,694
Inventory, net	—	—
Prepaid expenses and other assets	123,575	133,523
Total Current Assets	147,153	197,105
Property and Equipment, net	214,038	109,907
Other Assets:
Deferred offering costs	280,163	—
Operating lease right-of-use asset	157,760	148,693
Patents and trademarks-net	27,932	58,611
Security Deposit	8,201	8,201
Total other Assets	474,056	215,505
Total Assets	$835,247	$522,517
Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$962,885	$794,057
Convertible notes and accrued interest	235,671	—
Accrued expenses – related parties	36,808	252,607
Operating lease liability – short term	26,582	24,791
PPP Loan and accrued interest	39,020	—
Notes payable and accrued interest - directors	20,000	—
Notes payable and accrued interest – related party	44,554	61,255
Note payable and accrued interest	39,528	15,095
Total Current Liabilities	1,405,048	1,147,805
Other Liabilities
Convertible notes and accrued interest payable	—	286,981
Operating lease liability (net of current)	131,178	123,901
Share-settled debt obligation – related party, net of debt discount	196,000	—
Total Other Liabilities	327,178	410,882
Total Liabilities	$1,732,226	$1,558,687
Commitments and Contingencies (see Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at March 31, 2021 and March 31, 2020
Common stock, par value $0.001, 250,000,000 shares authorized, issued 6,799,113 and 5,727,965 shares outstanding at March 31, 2021 and March 31, 2020	6,799	5,728
Common Stock to be issued	—	52,000
Additional Paid-In Capital	57,207,648	53,494,748
Accumulated Deficit	(58,111,426)	(54,588,646)
Total Stockholders’ Deficit	(896,979)	(1,036,170)
Total Liabilities and Stockholders’ Deficit	$835,247	$522,517

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2021	2020
Revenues	$12,578	$3,588
Cost of Sales	10,695	19,710
Gross Profit (Loss)	1,883	(16,122)
Operating Expenses:
General and Administrative	1,767,664	1,815,829
Research and Development	98,230	12,672
Sales and Marketing	94,977	171,509
Total Operating Expenses	1,960,871	2,000,010
Loss from operations	(1,958,988)	(2,016,132)
Other Income (expense)
Derivative expense	(1,702,100)	—
Interest expense	(228,595)	(32,185)
Gain on Settlements	—	47,710
Loss on Sale of Assets	—	(389)
Gain (Loss) on Extinguishment of Debt	366,903	(81,738)

Total Other Income (Expense)	(1,563,792)	(66,602)
Net Loss before income taxes	(3,522,780)	(2,082,734)
Income Tax Provision	—	—

Net Loss	$(3,522,780)	$(2,082,734)
Net Loss Per Share – Basic and Diluted	(0.57)	(0.39)
Weighted Average Common Shares Outstanding – Basic and Diluted	6,198,717	5,305,590

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance March 31, 2019	4,966,801	$4,967	$51,569,795	$(52,505,912)	$86,333	$(844,817)
Adjustment for 9-for-10-reverse stock split	64	—	—	—	—	—
Common stock issued	19,425	19	86,314	—	(86,333)	—
Common stock sold	251,500	252	304,139	—	34,709	339,100
Warrants sold	—	—	34,609	—	17,291	51,900
Warrant conversions	31,134	31	(31)	—	—	—
Stock-based compensation	135,075	135	962,543	—	—	962,678
Stock granted for settlement	323,966	324	537,379	—	—	537,703
Net loss	—	—	—	(2,082,734)	—	(2,082,734)
Balance March 31, 2020	5,727,965	$5,728	$53,494,748	$(54,588,646)	$52,000	$(1,036,170)
Adjustment for 1-for- 4 reverse stock split	724	—	—	—	—	—
Common stock sold	246,071	246	368,254	—	(52,000)	316,500
Cash paid to exercise warrants	205,946	206	455,291			455,497
Common stock issued for services	204,752	205	541,003	—		541,208
Warrants issued in conjunction with convertible debt	—	—	91,500	—	—	91,500
Cashless warrant exercises	107,705	108	(108)	—	—	—
Stock-based compensation	—	—	452,674	—	—	452,674
Stock issued for debt conversion	305,950	306	1,804,286	—	—	1,804,592
Net loss	—	—	—	(3,522,780)	—	(3,522,780)
Balance March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$—	$(896,979)

The accompanying notes are an integral part of these consolidated financial statements.

Shares retroactively restated for a 1-for-4 reverse stock split in December of 2020.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended March 31
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss for the Year	$(3,522,780)	$(2,082,734)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	452,674	863,012
Depreciation and amortization	86,712	559,544
(Gain) Loss on debt extinguishment	(366,903)	81,738
Derivative expense	1,702,100	—
Amortization of debt discount	174,595	—
Common stock issued for services	541,208	—
Intangible impairment	—	31,272
Loss on sale of assets	—	389
Gain on settlement	—	(47,710)
Changes in Operating Assets and Liabilities
Inventory	—	12,495
Prepaid expenses and other assets	9,948	2,970
Accounts receivable	1,000	(1,000)
Deferred offering costs	(280,163)	—
Interest accrued on convertible notes payable	(1,310)	25,518
Interest accrued on notes payable – related party	—	5,504
Interest accrued on notes payable - directors	382	820
Interest accrued on PPP Loan	355	—
Increase (Decrease) in accounts payable and accrued expense	174,652	(4,232)
Increase (Decrease) in accrued expenses – related party	(19,799)	54,325
Net Cash Used in Operating Activities	(1,047,329)	(498,089)
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equipment	—	12,481
Purchase of property and equipment	(140,685)	(32,791)
Increase in patents and trademarks	(19,479)	(43,386)
Net Cash Used in Investing Activities	(160,164)	(63,696)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	316,500	339,000
Cash proceeds from warrant exercises	455,497	—
Proceeds from convertible notes	297,500	280,000
Equity sale proceeds receivable	52,000	—
Proceeds from note payable	35,000	15,000
Proceeds from PPP Loan	38,665	—
Proceeds from notes payable – directors	45,000	—
Repayments of convertible notes	—	(18,537)
Repayments of note payable	(2,972)	(19,556)
Repayments of notes payable –related party	(16,701)	(30,000)
Net Cash Provided by Financing Activities	1,220,489	565,907
Net Increase in Cash and Restricted Cash	12,996	4,122
Cash and Restricted Cash at Beginning of Year	10,582	6,460
Cash and Restricted Cash at End of Year	$23,578	$10,582
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Year For:
Interest	$36,596	$23,905

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Accounts payable – related party converted to share-settlement debt obligation – related party	$196,000	$—
Notes Payable and interest converted into common stock – related parties	$25,382	$—
Proceeds not received at balance sheet date pursuant to Stock and Warrant sales	$—	$52,000
Leasehold improvements included in accounts payable	$33,580	$67,372
Warrants converted	$103	$124
Prepaid stock-based compensation for services	$—	$99,664
Stock granted for debt conversions	$1,804,592	$—
Stock granted pursuant to settlements	$—	$537,703
Warrants issued in debt financing	$91,500	$—
Derivative treated as debt discount	$352,941	$—

The accompanying notes are an integral part of these consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2021

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

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021 and March 31, 2020.

(F)	Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of March 31, 2021, the Company did not have any cash balances in excess of the federally insured limits.

(H)	Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the assets estimated useful life of (3) years for equipment, (5) years for automobile, and (7) years for furniture and fixtures.

(I)	Patents and Trademarks

The Company capitalizes direct costs for the maintenance and advancement of their patents and trademarks and amortizes these costs over the lesser of a useful life of 60 months or the life of the patent. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

(J)	Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has 1,081,668 warrants outstanding as of March 31, 2021, with varying exercise prices ranging from $1.20 to $10.00/share. The weighted average exercise price for these warrants is $2.02/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company has 1,234,295 warrants outstanding as of March 31, 2020, with varying exercise prices ranging from $1.20 to $15.56/share. The weighted average exercise price for these warrants is $2.12/share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company uses the guidance in Accounting Standards Codification 260 (“ASC 260”) to determine if-converted loss per share. ASC 260 states that convertible securities should be considered exercised at the later date of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be antidilutive.

At March 31, 2021, the Company had $230,000 in convertible notes and $5,671 in accrued interest outstanding, these notes mature in our fiscal quarter ended June 30, 2021; see Note 8 to these financial statements for more information on these convertible notes. If converted, the $235,671 in outstanding principal and accrued interest would convert into 81,579 shares of common stock at a rate of $2.89 per share.

At March 31, 2020, the Company had $280,000 in convertible notes and $6,981 in accrued interest outstanding. If converted, the $286,981 in outstanding principal and accrued interest would convert into 99,301 shares of common stock at a rate of $2.89 per share.

At March 31, 2021, the Company has a Share-Settled Debt Obligation to a Related Party of $196,000 which will convert into common shares at the stock price of our S-1 offering currently being conducted. Although the number of shares is yet to be determined, the obligation is potentially dilutive. The if-converted method shall not be applied for the purposes of computing EPS as the effect would be antidilutive.

(K)	Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 606, “Revenue From Contracts With Customers”. Revenue is recognized upon shipment of our pet care products to our customers in an amount that reflects the consideration we expect to receive in exchange for those products or services.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party, notes payable – directors and others. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2021 and March 31, 2020, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at March 31, 2021 and March 31, 2020.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holder’s expected exercise behavior. If the Company is a newly formed corporation or shares of the Company are thinly traded the contractual term of the share options and similar instruments is used as the expected term of share options and similar instruments as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

Inventories are recorded in accordance with ASC 330 and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology.

(Q)	Recent Accounting Pronouncements

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

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(R)	Reclassifications

A certain account in the prior year financial statements has been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Investment in equity securities at cost has been combined with prepaid expenses and other assets since the investment balance was not material. There was no effect on the change in net assets resulting from the reclassifications.

NOTE 2 – INVENTORY

As of March 31, 2021 and March 31, 2020, the Company had inventory of $47,068 and $50,357 of inventory, respectively, however, reserves of equal amounts for each respective period were taken because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales.

The inventory components are as follows:

	As of March 31
	2021	2020
Finished Goods	$36,973	$50,357
Raw Materials	8,773	—
Manufacturing Supplies	1,322	—
	47,068	50,357
Reserve for Obsolete Inventory	(47,068)	(50,357)
Total Net	$—	$—

The Company recognized income of $3,289 related to the change in the reserve of obsolete inventory for the year ended March 31, 2021. For the year ended March 31, 2020, the Company recognized expense of $50,357 related to the reserve of obsolete inventory.

NOTE 3 – PREPAID EXPENSES AND DEFERRED OFFERING COSTS

As of March 31, 2021, the Company had $123,575 in prepaid expenses and other assets consisting of approximately $78,000 in marketing services, $9,000 in annual OTC listing license and $9,000 in insurance costs. The Company also had deferred offering costs of $280,163 consisting of legal and accounting costs incurred related to our S-1 and S-1/A filings with the Securities and Exchange Commission on October 13, 2020, December 31, 2020 and March 29, 2021, respectively, which will be recorded as a reduction of proceeds should we be successful in raising capital through this S-1 offering or expensed if not.

As of March 31, 2020, the Company had $133,523 in prepaid expenses recorded consisting of approximately $100,000 in marketing services, $10,000 in annual OTC listing license and $6,000 in insurance costs.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	As of March 31
	2021	2020
Leasehold improvements	$198,015	$98,706
Production equipment	128,849	87,473
R&D equipment	25,184	25,184
Furniture	10,130	10,130
Total, at cost	362,178	221,493
Accumulated depreciation	(148,140)	(111,586)
Total Net	$214,038	$109,907

During fiscal years 2021 and 2020, depreciation expense was $36,554 and $16,224, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	As of March 31
	2021	2020
Patents	$3,840,903	$3,822,542
Trademarks	26,142	25,023
Total at cost	3,867,045	3,847,565
Accumulated Amortization	(3,839,113)	(3,788,954)
Total net	$27,932	$58,611

During fiscal years 2021 and 2020, amortization expense was $50,158 and $543,320, respectively. The Company performed intangible impairment analyses throughout the years ended March 31, 2021 and March 31, 2020 and concluded that approximately $-0- and $31,000 in patents were impaired, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses were as follows:

	As of March 31
	2021	2020
Accounts payable	$741,111	$556,653
Accrued payroll and related taxes	221,774	237,404

Total	$962,885	$794,057

NOTE 7 - RELATED PARTY NOTES PAYABLE

At March 31, 2021, the Company is obligated for a related party note payable and accrued interest in the total amount of $44,554 (2020: $61,255); the maturity date of this note was April 30, 2020. As of June 28, 2021, we are in default on this note. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due. Please see Note 10 to these financial statements for more information on this note.

The Company entered into notes payable with three directors in May 2020, in the aggregate principal amount of $25,000. The notes with these three directors accrued interest at a rate of 6% annually, yielding a total amount of accrued interest of $382 at August 14, 2020, the maturity date, and on that date the total outstanding balance of $25,382 was converted at $1.02 per share into 25,003 shares of common stock.

The Company entered into notes payable with four directors in March 2021, in the aggregate principal amount of $20,000. The notes accrue interest at a rate of 6% annually and are due in September 2021.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500 (March 31, 2020 - $15,000). The note payable accrues interest at a rate of 6% per annum. At March 31, 2021 and 2020, the amount outstanding on the note was $39,528 and $15,095, respectively. The note is classified as a current liability as the Company has not been current on its loan payments as of March 31, 2021.

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At March 31, 2021, the Company was obligated for the outstanding balance of $39,020. The principal and accrued interest may be forgivable and the Company has applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full. However, through the date of this filing we are awaiting review and further guidance from the loan issuer on our repayment status.

At March 31, 2021, the Company is obligated for several convertible notes payable in the total amount of $235,671 made up of $230,000 in principal and $5,671 in interest. All of these convertible notes mature during the quarter ended June 30, 2021. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash; during the years ended March 31, 2021 and 2020, the Company paid out interest of $23,063 and $18,536, respectively, to these convertible note holders. These convertible notes automatically convert into shares of common stock at a rate of $2.88 per share at the earlier of the maturity date or an uplist to a national securities exchange (e.g., Exchange or New York Stock Exchange) provided that the Company’s stock price is at least $3.48 at the time of the uplist. The convertible note holders have the right to convert their outstanding principal and interest into shares of the Company’s common stock at any time during their note’s term at $2.88 per share. As of March 31, 2021, these convertible notes did not include a beneficial conversion feature. All of these notes were converted in April 2021.

The Company entered into a convertible note payable held by RedDiamond Partners, LLC (“RDCN”) on June 15, 2020, whereby the RDCN was convertible on or after January 15, 2021 and before maturity on March 15, 2021 at a rate of $1.12/share. The RDCN was issued in the principal amount of $352,941 with $52,941 being made up of a 15% Original Issue Discount (“OID”) and included a conversion feature. However, this conversion feature’s exercise contingency was only utilizable if triggered by the occurrence of an Event of Default, which included events that were outside the control of the Company (i.e., not based solely on the market for the Company’s stock or the Company’s own operations). Additionally, the RDCN accrued interest at a rate of 12.5% per annum, calculated on a 360-day-per-year-basis. This RDCN was issued alongside a warrant to purchase of 139,286 shares of Company common stock (“RDCN Warrants”) with a relative fair value of $91,500. Upon inception, the outstanding principal balance of the RDCN was reduced to $-0- by various discounts on the debt totaling $352,941 as follows: i) the RDCN Warrants generated a discount on the debt of $91,500 based on the relative fair value of the same; ii) $2,500 in investor legal costs was treated as a discount on the debt since this was paid by the Company; iii) $52,941 of OID was treated as a discount on the debt; iv) a discount of $206,000 was taken due to the conversion option being treated as a derivative. In evaluating the various instruments and their components within this transaction (including issuance of the RDCN and RDCN Warrants) for treatment as a derivative and the respective accounting treatment of the same, the Company referenced ASC 470 and ASC 815 in conjunction with interpretive guidance. In conjunction with the RDCN and RDCN Warrants issuances, the Company also paid $30,000 and issued 75,000 warrants (“Think Warrants”) valued at $31,500 using the Black-Scholes model to Think Equity for soliciting the RedDiamond Partners, LLC transaction. The total issuance costs paid to Think Equity of $61,500 of cash and warrants, which the Company recorded the relative fair value of $52,399 to expense since no further discount was available to be taken on the debt. For the year ended March 31, 2021, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amount of $173,174. At October 26, 2020, the Company entered into a note conversion agreement that converted the then outstanding balance of $368,995 made up of $352,941 in principal and $16,054 in accrued interest into 263,568 shares of common stock at a rate of $1.40 per share when the market price of the stock was $6.56. The settlement relieved a derivative liability in the amount of $1,908,100, outstanding principal and interest of $368,995, and debt discount in the amount of $181,187 in exchange for stock valued on the date of the settlement in the total amount of $1,729,005; this triggered a gain on debt extinguishment of $366,903. Please see Note 11 to these financial statements for more information on this conversion. As of March 31, 2021, the Company had $-0- in unamortized debt discount remaining and owed $-0- in principal and interest pursuant to the RDCN.

NOTE 9 – SHARE-SETTLED DEBT OBLIGATION – RELATED PARTY

Effective September 1, 2020, the Company entered into two debt settlement agreements with David B. Masters, a director of the Company, pursuant to an Amendment to Promissory Note and a Promissory Note. The Amendment to Promissory Note extends, for up to an additional two years and under the same terms as originally entered into, the original promissory notes which were issued by Gel-Del Technologies, Inc., a wholly owned subsidiary of the Company, to Dr. Masters. Because this Amendment to Promissory Note simply extended the term over which the Company is required to pay back the outstanding balance this change has been treated as a debt modification. The outstanding principal of $59,642 and interest balance of $6,058 of the original promissory notes was $65,700 at the time of execution of the Amendment to Promissory Note; the terms of this Amendment to Promissory Note are interest accrual at a rate of 8% on an annual basis or 20% if the note is in default. The Amendment to Promissory Note requires monthly payments of $3,100 and a maturity date of June 30, 2022, provided however that if the Company shall achieve $1,500,000 in equity sales or achieve gross product sales of $1,500,000, the Company must pay the outstanding balance at that time.

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

On October 15, 2020, the Company entered into a note conversion agreement with David Masters whereby the Company and Mr. Masters both agreed to convert his note payable in the then outstanding balance of $193,158 made up of $192,500 in principal and $658 in accrued interest into common stock and warrants pursuant to terms identical to what is agreed upon in our proposed S-1 offering. Pursuant to this conversion agreement the Company agreed to convert $196,000 made up of $192,500 in principal and a conversion fee of $3,500 and Mr. Masters agreed to forego the interest accrued in the amount of $658. The conversion fee of $3,500 was treated as a discount on the debt and the $658 was treated as a reduction of the discount on debt. As of March 31, 2021, the outstanding balance of $196,000 for this share-settled debt obligation had not yet been converted and is recorded as a liability due to the fact the Company had not agreed to terms of our S-1 offering currently being conducted.

At March 31, 2021, the Company was obligated for principal and accrued interest in the amounts of $-0- and $-0-, respectively, related to the Promissory Note and $44,554 and $-0-, respectively, related to the Amendment to Promissory Note.

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

The Company used the following assumptions for determining the fair value of the conversion feature in the RDCN referenced in Note 9 to these consolidated financial statements, under the binomial pricing model at June 15, 2020, September 30, 2020, and October 26, 2020, the issuance, balance sheet, and conversion dates, respectively:

	June 15, 2020	September 30, 2020	October 26, 2020
Stock price on valuation date	$1.68	$1.60	$6.56
Conversion price	$1.12	$1.12	$1.12
Days to maturity	273	166	140
Weighted-average volatility*	367%	327%	197%
Risk-free rate	.18%	.12%	.11%

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At September 30, 2020, the Company revalued the derivative liability to $937,500. At October 26, 2020, the Company revalued the derivative liability to $1,908,100. For the year ended March 31, 2021, the Company recognized $1,702,100 to derivative expense and derivative liability. On October 26, 2020, the Company entered into a conversion agreement whereby the RDCN was converted into 263,568 shares of common stock at a rate of $1.40 per share; this triggered a gain on extinguishment of debt in the amount of $366,903 as described in Note 8.

The Company recorded derivative liability transactions during the year ended March 31, 2021 as follows:

Convertible note embedded derivative liability
Balance at March 31, 2020	$-0-

Initial recognition of derivative liability	526,800

Change in fair value	21,400

Balance at June 30, 2020	548,200

Change in fair value	389,300

Balance at September 30, 2020	937,500

Change in fair value	970,600

Balance at October 26, 2020	1,908,100

Conversion of note on October 26,2020	(1,908,100)

Balance at March 31, 2021	$-0-

For the years ended March 31, 2021 and 2020, the Company recognized $1,702,100 and $-0- to derivative expense and derivative liability, respectively.

NOTE 11–ACCRUED EXPENSES – RELATED PARTY

At March 31, 2021, the Company was obligated to pay $36,808 in accrued expenses due to a related party. Of the total, $28,965 was made up of accounts payable, while $7,843 was made up of accrued salaries.

At March 31, 2020, the Company was obligated to pay $252,607 in accrued expenses due to related parties. Of the total, $38,954 was made up of accounts payable, while $213,653 was made up of accrued salaries.

NOTE 12–RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. The Company did not make any contributions to the plan to the year ended March 31, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable and a grant of $7,500, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term. The base rent as of March 31, 2021 is $2,162.

Rent expense for the years ended March 31, 2021 and March 31, 2020 were $56,646 and $51,292, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2021:

2022	$26,634
2023	27,167
2024	27,710
2025	28,265
2026	28,830
2027	19,474
$158,080
Less: amount representing interest	(320)
Total	$157,760

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use assets for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of March 31, 2021, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate are approximately 6 years and 0.12%, respectively, are as follows:

Present value of future base rent lease payments	$157,760
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$157,760

As of March 31, 2021, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$157,760
Total operating lease assets	157,760

Operating lease current liability	26,582
Operating lease other liability	131,178
Total operating lease liabilities	$157,760

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded as of those fiscal years approximately $330,000 as a potential payable to the lessor, which this liability remains as of March 31, 2021 and 2020 and is included in accounts payable.

The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer. As of March 31, 2021, these agreements do not contain severance benefits if terminated without cause.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $3,522,780 for the year ended March 31, 2021 and had net cash used in operating activities of $1,047,329 for the same period. Additionally, the Company has an accumulated deficit of $58,111,426, negative working capital of $1,257,895, and a stockholders’ deficit of $896,979, at March 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 15 – COMMON STOCK AND WARRANTS

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

As of March 31, 2021, the Company has not awarded any shares pursuant to the 2020 Plan.

Common Stock

For the year ended March 31, 2021 the Company issued 1,070,424 shares of common stock as follows:

i) 30,000 shares valued at $32,453 and recorded in Stock-based compensation to a service provider for video marketing services over a 6-month term;

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

vii) 25,003 shares valued at $25,382 to three directors on August 14, 2020, pursuant to their conversions of notes in the total outstanding balance amount of $25,382 made up of $25,000 in principal and $382 in accrued interest; these notes had a set conversion price of $1.02 per share.

viii) 263,568 shares in October 2020 pursuant to conversion of $368,995 in principal and accrued interest of the RDCN valued at $1,729,005 as outlined in this Note 9;

ix) 32,347 shares in October 2020 pursuant to John Lai’s (CEO and a Director of the Company) cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;

x) 202,499 shares in October, November and December to accredited investors pursuant to their exercising of warrants with strike prices of $2.22 for cash proceeds of $449,993;

xi) 793 shares in October 2020 pursuant to a warrant holder’s cashless exercise of a warrants for purchase of 6,750 shares of common stock at a strike price of $4.44 per share;

xii) 17,379 shares on January 2021 pursuant to a conversion of a $50,000 convertible note and $205 in accrued interest at a conversion rate of $2.89 per share;

xiii) 38,516 shares in January 2021 pursuant to John Lai’s (CEO and a Director of the Company) cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;

xiv) 15,629 shares in January 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 17,187 shares of common stock at a strike price of $1.33 per share;

xv) 5,163 shares in February 2021 pursuant to a warrant holder’s cashless exercise of warrant for purchase of 9,000 shares of common stock at a strike price of $4.44 per share;

xvi) 3,447 shares in March 2021 to a director pursuant to a warrant holder’s exercise of warrants for purchase with a strike price of $1.60 per share for cash proceeds of $5,504.

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 150,000 escrowed shares that he never returned to the Company’s Treasury.

John Lai (CEO & Director), Randall Meyer (Director), and John Dolan (Secretary & Director) are all related parties, and the reduction of $375,936 as outlined in the above Roman numeral vi was included in Accrued Expenses – Related Party. The settlement of $80,029 for a former employee’s accrued salary as outlined in the above Roman numeral vi was accounted for as a reduction of Accounts Payable and Accrued Expenses. A loss on extinguishment of debt was recorded in the amount of $81,738 related to these transactions as indicated in Roman numeral vi above.

For the year ended March 31, 2020, the Company issued 761,100 shares of common stock as follows:

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

iii) 51,000 shares to John Dolan pursuant to a Settlement Agreement whereby Mr. Dolan agreed to release the Company of all claims through the date of the agreement, September 11, 2019, including accrued compensation he had earned in the amount of $68,000 and hold the shares for a period of at least 3 years; and

iv) 42,015 shares to a former employee pursuant to a Settlement Agreement dated August 29, 2019, whereby this individual agreed to release the Company of all claims, including compensation earned in the amount of $80,029; and

v) 27,000 shares to a service provider for $120,000 worth of services provided during the one-year period ended July 13, 2019 and valued at $4.44 per share over that period on a pro-rata basis; and

vi) 90,000 shares on September 13, 2019 to one shareholder that the Company sold in exchange for $100,000, which equates to a price per share of $1.12 per share; and

vii) 67,500 shares on September 18, 2019 to a service provider valued at $102,000 whereby this service provider agreed to provide video production, investor relations, and promotional services in exchange for 67,500 shares of common stock;

viii) 121,500 shares to various accredited investors in exchange for $135,000 in cash, which equates to a price per share of $1.12 per share; and

ix) 22,500 shares to service providers for $55,000 of investor relations and marketing services performed by Barry Kaplan Associates during the six-month period ending in April 2020; and

x) On December 9, 2019, the Company received $104,000 in exchange for 40,000 units, which equates to $2.60/unit, whereby a unit is made up of one share of common stock and 1/2 warrant share wherein the common stock was recorded at its relative fair value of $69,391 and the warrants are described below in this Form 10-K’s Note 13’s “Warrants” subsection; and

xi) On December 31, 2019, The Company entered into an agreement whereby we agreed to issue 37,500 shares of common stock to a service provider, Launchpad IR, at $1.68/share for total consideration of $70,500, for investor relations services.

xii) 15,784 shares of common stock to a former Director of the Company pursuant to a cashless conversion feature within the former Director’s warrant for 42,188 shares, equating to a conversion rate of .37:1.00; and

xiii) 15,349 shares of common stock to a John Lai pursuant to a cashless conversion feature within his warrant for 42,188 shares, equating to a conversion rate of .36:1.00.

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

On October 31, 2019, the Company’s Board of Directors also approved a compensation plan for John Lai that included his retention of 150,000 escrowed shares.

After the balance sheet date of March 31, 2020, the Company sold and agreed to issue 20,000 units in exchange for $52,000, which equates to $2.60/unit, whereby a unit is made up of one share of common stock and 1/2 warrant share wherein the common stock was recorded at its relative fair value of $34,709 and the 10,000 warrants are valued at $17,291 and are exercisable for 3 years from the date of the grant at $4.00/share. The $52,000 was recorded as a receivable at March 31, 2020 pursuant to ASC 310-10-S99-2, which permits the Company to record such a note as an asset if the note is collected prior to issuance of the financial statements; as outlined in Note 17, we received the funds pursuant to this sale prior to the issuance of this Annual Report on Form 10-K.

Warrants

During the year ended March 31, 2021, the Company issued warrants to purchase a total of 240,632 shares of common stock as follows:

i) warrants issued for 10,000 shares, sold at $17,291 to one investor using the Black-Scholes model, whereas the warrants vested immediately upon issuance and are exercisable at $4.00 per share for 3 years from the grant date of April 6, 2020;

ii) warrants issued for 72,596 shares, valued at $160,307 using the Black-Scholes model, to directors, officers and consultants at exercise prices between $1.40 and 1.60 per share with a weighted average price per share of $1.52 per share; and

iii) warrants issued with debt for 158,036 shares, valued at $265,500 using the Black-Scholes model, to an investor and broker, whereby the relative value as described in Note 9 of $91,500 was recorded to Warrants issued in conjunction with convertible debt on the statement of equity; the warrants have a cashless warrant exercise feature, are exercisable at $1.40 per share for a term of five years from the date of the grant of June 15, 2020 and vested immediately.

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

During the year ended March 31, 2021, the Company had warrants to purchase a total of 45,000 shares of common stock expire valued at $84,644 using the Black-Scholes model, $84,644 of unrecognized compensation which will not be recognized due to the expiration of this warrant since it was not vested pursuant to the performance milestones included in the same.

During the year ended March 31, 2020, the Company granted 90,000 warrants to management team members that vest upon achieving certain performance conditions (milestones). These warrants were valued using the Black Scholes valuation model at $199,982. On a quarterly basis, the Company evaluates the probability of these certain milestones being reached and recognizes expense relating to these warrants based on that probability and other criteria. As of March 31, 2020, these milestones were not met and were not probable to occur and as a result the Company recognized $-0- in expense related to these warrants that may or may not vest pursuant to their respective milestones.

During the year ended March 31, 2020, the Company granted warrants to purchase a total of 476,425 shares of common stock valued using the Black-Scholes model including:

i) warrants for 67,500 shares, valued at $119,954, to three new Directors, Messrs. Scott Johnson, Gregory Cash, and James Martin, with 135,000 vested immediately and 135,000 vesting quarterly between August 2020 and May 2021, and exercisable over a five-year term at $1.32/share; and

ii) warrants for 55,125 shares, valued at $122,489, to John Dolan, whereby 10,125 were granted as a bonus and were vested immediately on the October 31, 2019 grant date, 22,500 that vest upon a performance-based milestone, and 22,500 that vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $2.24 per share; and

iii) warrants for 135,000 shares, valued at $299,973, to John Lai, whereby 45,000 vest upon performance-based milestones and 90,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $2.24 per share; and

iv) warrants for 112,500 shares, valued at $249,997, to John Carruth, whereby 22,500 vest upon performance-based milestones and 90,000 vest quarterly over three years starting on October 1, 2019; and whereby all of these warrants are exercisable for a five-year term at $2.24 per share; and

v) warrants for 10,313 shares, valued at $22,915, to David Deming, whereby they vest monthly during the eleven-month period ending August 31, 2020, have a strike price of $1.96 per share and a five-year term; and

vi) warrants for 19,847 shares, valued at $38,744, to John Lai, whereby they vested on December 31, 2019, have a strike price of $1.95 per share and a five-year term; and

vii) warrants for 3,970 shares, valued at $7,749, to John Dolan, whereby they vested on December 31, 2019, have a strike price of $1.95 per share and a five-year term; and

viii) warrants for 20,000 shares, issued as a detachable warrant in purchased units with a relative fair value of $34,609, whereby an accredited investor purchased 40,000 units for $104,000 at a rate of $2.60/unit and a unit equates to one share of common stock and one-half warrant, and furthermore where the warrants are exercisable for a term of 3 years, have a strike price of $4.00 per share and are vested immediately; and

ix) warrants to several directors for service to the Company, issued and vested on December 31, 2019, with a strike price of $1.96 per share, and exercisable for a five-year term:

a.	1,765 to Gregory Cash valued at $3,445 and,
b.	1,434 to Robert Rudelius valued at $2,799 and,
c.	1,213 to Scott Johnson valued at $2,368 and,
d.	1,213 to Randall Meyer valued at $2,368 and,
e.	1,103 to David Deming valued at $2,153 and,
f.	1,103 to James Martin valued at $2,153 and,
g.	882 to Joseph Jasper valued at $1,722 and,
h.	662 to David Masters valued at 1,292.

x) warrants for 24,523 shares, valued at $11,967, to John Lai, whereby they vested on March 31, 2020, have a strike price of $1.28 per share and a five-year term; and

xi) warrants for 8,829 shares, valued at $4,308, to John Dolan, whereby they vested on March 31, 2020, have a strike price of $1.27 per share and a five-year term; and

xii) warrants to several directors for service to the Company, issued and vested on March 31, 2020, with a strike price of $1.28 per share, and exercisable for a five-year term:

a.	1,717 to Gregory Cash valued at $838 and,
b.	1,594 to Robert Rudelius valued at $778 and,
c.	1,104 to Scott Johnson valued at $539 and,
d.	1,104 to Randall Meyer valued at $539 and,
e.	1,226 to David Deming valued at $598 and,
f.	1,226 to James Martin valued at $598 and,
g.	981 to Joseph Jasper valued at $479 and,
h.	491 to David Masters valued at $239.

During the year ended March 31, 2020, the Company cancelled warrants to purchase a total of 90,000 shares of common stock including:

i) warrants for 67,500 shares, valued at $300,770 using the Black-Scholes model, $117,144 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the terms of such warrants dictating cancellation upon the two-month anniversary of a cease of service; and

ii) warrants for 13,500 shares that were never originally valued, were to be vested upon billing from service providers, and were cancelled because those services were never received; and

iii) warrants for 9,000 shares, valued at $68,000 using the Black-Scholes model, $17,000 in expense of which had yet to be taken at the time of cancellation were cancelled pursuant to the holder’s service agreement’s term lapsing and requisite clauses contained therein.

During the year ended March 31, 2020, the Company had warrants to purchase a total of 84,375 shares of common stock converted on a cashless basis including:

i) warrants for 42,188 shares, valued at $56,223 using the Black-Scholes model, $-0- in expense of which had yet to be taken at the time of conversion, held and converted by John Lai into 15,349 shares of common stock at a conversion rate of .36:1.00; and

ii) warrants for 42,187 shares, valued at $102,807 using the Black-Scholes model, $-0- in expense of which had yet to be taken at the time of conversion were converted into 15,785 shares of common stock at a conversion rate of .37:1.00 by a former director of the Company.

A summary of warrant activity is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2019	954,745	$2.20	758,759	$2.16
Granted	476,425	2.07
Cashless warrant exercises	(84,375)	1.27
Expired	(22,500)	2.22
Canceled	(90,000)	2.32
Outstanding, March 31, 2020	1,234,295	2.12	1,027,092	2.13
Issued in conjunction with convertible debt	158,036	1.40
Sold for cash	10,000	4.00
Issued and granted	72,596	1.52
Exercised for cash	(205,946)	2.21
Cashless warrant exercises	(142,313)	1.64
Expired	(45,000)	3.78
Outstanding, March 31, 2021	1,081,668	$2.02	881,982	$2.00

At March 31, 2021, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
1.20-2.00	653,055	$1.36	4.28	622,119	$1.36

2.01-4.00	320,438	2.39	3.43	151,688	2.57

4.01-10.00	108,175	4.94	1.50	108,175	4.94

Total	1,081,668	2.02	3.75	881,982	2.00

For the years ended March 31, 2021 and 2020, the total stock-based compensation on all instruments was $452,674 and $962,678, respectively. It is expected that the Company will recognize expense after March 31, 2021 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of March 31, 2021 in the amount of approximately $235,000.

The Company granted warrants during the fiscal years ended March 31, 2021 and 2020 based on the following ranges:

	Fiscal Year Ended March 31,
	2021	2020
Stock price on valuation date	$1.54-1.76	$.48-2.25
Exercise price	$1.32-1.60	$1.28-2.24
Term (years)	5.00	.003-10
Weighted-average volatility*	344%	348%
Risk-free rate	.3% - .6%	1.5% - 2.4%

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

NOTE 16 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2021 and 2020:

	2021	2020
Net operating loss carryforwards	4,924,000	4,974,000
Stock compensation	307,000	189,000
Derivative expense	489,000	—
Other	44,000	160,000
Total deferred tax assets	5,764,000	5,323,000
Valuation allowance	(5,764,000)	(5,323,000)
Net deferred tax assets	$—	$—

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

At March 31, 2021 and 2020, respectively, the Company had net operating loss carryforwards of approximately $17,100,000 and $16,500,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $4,924,000 and $4,974,000 as of March 31, 2021 and 2020, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2021 and 2020 was approximately $441,000 and ($252,000), respectively. The net operating loss carryforwards, if not utilized, generally expire twenty years from the date the loss was incurred, beginning in 2021, and losses incurred after 2018 are carried forward indefinitely and subject to annual limitations for federal and Minnesota purposes.

Of the approximately $17,100,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

Income tax expense (benefits) to the statutory rate of 21% for the years ended March 31, 2021 and 2020 is as follows:

	2021	2020
Tax benefits at statutory rate	21.0%	21.0%
State income tax benefits, net of federal	7.7%	7.7%
Tax rate adjustment to deferred tax assets	3.2%	–
Net effective rate	31.9%	28.7%

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2021 and 2020, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2018 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 17 – SUBSEQUENT EVENTS

In April through June of 2021, the Company issued a total of 250,718 shares of common stock as follows:

i) issued 49,014 shares of common stock to various investors for total proceeds of $343,098; and

ii) issued 4,500 shares upon the exercise of 4,500 warrants for total proceeds of $40,000; and

iii) issued 80,522 shares upon conversion of debt totaling $232,658; and.

iv) Issued 116,682 shares upon the cashless exercise of warrants to purchase 181,474 shares.

