Form 10-Q
period 2021-06-30
PetVivo Holdings, Inc.
filed 2021-08-16
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 000-55167

PetVivo Holdings Inc.

(Name of small business issuer in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5251 Edina Industrial Blvd.

Edina, Minnesota 55439

(Address of princip(al executive offices)

(952) 405-6216

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	PETV	The Nasdaq Stock Market LLC
Warrants to purchase Common Stock	PETVW	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 13, 2021
Common Stock, $0.001	9,647,711

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2021

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2021 (Unaudited)	March 31, 2021

Assets:
Current Assets
Cash and cash equivalents	$143,084	$23,578
Accounts receivable	-	-
Inventory, net	-	-
Prepaid expenses and other assets	102,550	123,575
Total Current Assets	245,634	147,153

Property and Equipment, net	202,168	214,038

Other Assets:
Deferred offering costs	305,353	280,163
Operating lease right-of-use	151,190	157,760
Trademark and patents, net	32,267	27,932
Security deposit	8,201	8,201
Total Other Assets	497,011	474,056
Total Assets	$944,813	$835,247

Liabilities and Stockholders’ Equity (Deficit)

Current Liabilities
Accounts payable and accrued expenses	$1,149,040	$962,885
Convertible notes and accrued interest	-	235,671
Accrued expenses – related parties	50,898	36,808
Operating lease liability – short term	26,754	26,582
PPP Loan and accrued interest	7,436	39,020
Notes payable and accrued interest - directors	20,300	20,000
Notes payable and accrued interest – related party	48,267	44,554
Note payable and accrued interest	37,860	39,528
Total Current Liabilities	1,340,555	1,405,048
Other Liabilities
Operating lease liability (net of current)	124,436	131,178
Share-settled debt obligation – related party, net of debt discount	196,000	196,000
Total Other Liabilities	320,436	327,178
Total Liabilities	1,660,991	1,732,226
Commitments and Contingencies (see Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at June 30, 2021 and March 31, 2021
Common stock, par value $0.001, 250,000,000 shares authorized, issued 7,093,155 and 6,799,113 shares outstanding at June 30, 2021 and March 31, 2021	7,093	6,799
Additional Paid-In Capital	57,878,784	57,207,648
Accumulated Deficit	(58,602,055)	(58,111,426)
Total Stockholders’ Deficit	(716,178)	(896,979)
Total Liabilities and Stockholders’ Deficit	$944,813	$835,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,	June 30,
	2021	2020

Revenues	$4,145	$2,006

Cost of Sales	5,051	-

Gross Profit	(906)	2,006

Operating Expenses:

Sales and Marketing	49,731	46,682
General and administrative	330,945	397,392
Research and development	136,937	-
Total Operating Expenses	517,613	444,074

Operating Loss	(518,519)	(442,068)

Other Income (Expense)
Gain on Sale of Asset	-	482
Forgiveness of PPP loan and accrued interest	31,680	-
Derivative expense	-	(342,200
Interest Expense and other	(3,790)	(30,222)
Total Other Income (Expense)	27,890	(371,940)

Net Loss before taxes	(490,629)	(814,008)

Income Tax Provision	-	-

Net Loss	$(490,629)	$(814,008)

Net Loss Per Share:
Basic and Diluted	$(0.07)	$(0.16)

Weighted Average Common Shares Outstanding:
Basic and Diluted	6,946,353	5,161,101

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$(896,979)
Common stock sold	49,014	50	343,048	-	343,098
Cash paid to exercise warrants	4,500	4	39,996	-	40,000
Stock issued for debt conversion	80,522	80	232,578	-	232,658
Cashless warrant exercises	160,006	160	(160)	-	-
Stock-based compensation	-	-	55,674	-	55,674
Net loss	-	-	-	(490,629)	(490,629)
Balance at June 30, 2021	7,093,155	$7,093	$57,878,784	$(58,602,055)	$(716,178)

Three Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2020	5,727,965	$5,728	$53,494,748	$(54,588,645)	$52,000	$(1,036,170)
Common stock and warrants sold	20,000	20	51,980	-	(52,000)	-
Warrants issued with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	30,000	30	183,214	-	-	183,244

Net loss	-	-	-	(814,008)	-	(814,008)
Balance at June 30, 2020	5,777,965	$5,778	$53,821,442	$(55,402,653)	$-	$(1,575,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shares retroactively restated for a 1-for-4 reverse stock split in December 2020.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2021	June 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(490,629)	$(814,008)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	-	342,200
Stock-based compensation	55,674	183,244
Depreciation and amortization	13,599	51,805
Amortization of debt discount	-	19,608
Forgiveness of PPP loan and accrued interest	(31,680)	-
Intangible impairment	-	3,606
Gain on sale of asset	-	(482)
Changes in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses and other assets	21,025	(4,347)
Increase in accounts receivable	-	(1,000)
Deferred offering costs	(25,190)	-
Interest accrued on convertible notes payable	192	8,819
Interest accrued on notes payable - related party	4,013	1,387
Interest accrued on notes payable	96	295
Increase (decrease) in accounts payable and accrued expense	182,949	(13,224)
Increase (decrease) in accrued expenses - related party	14,090	(13,234)
Net Cash Used In Operating Activities	(255,861)	(235,331)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment	-	482
Purchase of equipment	-	(41,236)
Increase in patents and trademarks	(6,063)	(5,136)
Net Cash Used in Investing Activities	(6,063)	(45,890)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	343,098	52,000
Proceeds from exercise of warrants	40,000
Proceeds from PPP loan	-	38,665
Proceeds from convertible notes	-	322,500
Repayments of convertible notes	-	(13,962)
Repayments of notes payable	(1,668)	-
Net Cash Provided by Financing Activities	381,430	399,203

Net Increase in Cash	119,506	117,982
Cash at Beginning of Period	23,578	10,582
Cash at End of Period	$143,084	$128,564

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$3,889	$13,962
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$-	$352,941
Stock granted for debt conversion	$232,658	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2021

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

In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was effectuated on December 29, 2020; concurrently, the Company increased its authorized shares of common stock from 225,000,000 to 250,000,000; all share and per share data has been retroactively adjusted for this reverse split for all periods presented.

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

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2021 and March 31, 2021.

(F)	Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of June 30, 2021 and March 31, 2021, the Company did not have any cash balances in excess of the federally insured limits.

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

The Company has 731,444 warrants outstanding as of June 30, 2021, with varying exercise prices ranging from $1.20 to $10.00 per share. The weighted average exercise price for these warrants is $2.15 per share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company has 1,288,937 warrants outstanding as of June 30, 2020, with varying exercise prices ranging from $1.33 to $17.28 per share. The weighted average exercise price for these warrants is $2.27 per share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

At June 30, 2021, the Company has a Share-Settled Debt Obligation to a Related Party of $196,000 which will convert into common shares at the stock price of our S-1 offering currently being conducted. Although the number of shares is yet to be determined, the obligation is potentially dilutive. The if-converted method shall not be applied for the purposes of computing EPS as the effect would be antidilutive.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party, notes payable – directors and others. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2021 and March 31, 2021, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at June 30, 2021 and March 31, 2021.

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

NOTE 2 – INVENTORY

As of June 30, 2021 and March 31, 2021, the Company had inventory of $41,468 and $47,068 of inventory, respectively, however, reserves of equal amounts for each respective period were taken because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales.

The inventory components are as follows:

	June 30, 2021	March 31, 2021
Finished Goods	$34,123	$36,973
Raw Materials	6,273	8,773
Manufacturing Supplies	1,072	1,322
	41,468	47,068
Reserve for Obsolete Inventory	(41,468)	(47,068)
Total Net	$—	$—

The Company recognized income of $3,289 related to the change in the reserve of obsolete inventory for the year ended March 31, 2021.

NOTE 3 – PREPAID EXPENSES AND DEFERRED OFFERING COSTS

As of June 30, 2021, the Company had $102,550 in prepaid expenses and other assets consisting of approximately $84,000 in marketing services, $10,000 in insurance costs and $6,000 in rent. The Company also had deferred offering costs of $305,353 consisting of legal and accounting costs incurred related to our S-1 and S-1/A filings with the Securities and Exchange Commission on October 13, 2020, December 31, 2020, March 29, 2021 and July 13 2021, respectively, which will be recorded as a reduction of proceeds should we be successful in raising capital through this S-1 offering or expensed if not.

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

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	June 30, 2021	March 31, 2021
Leasehold improvements	$198,015	$198,015
Production equipment	128,849	128,849
R&D equipment	25,184	25,184
Furniture	10,130	10,130
Total, at cost	362,178	362,178
Accumulated depreciation	(160,010)	(148,140)
Total Net	$202,168	$214,038

Depreciation expense was $11,870 and $6,489 for the three months ended June 30, 2021 and 2020, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	June 30, 2021	March 31, 2021
Patents	$3,846,967	$3,840,903
Trademarks	26,142	26,142
Total at cost	3,873,109	3,867,045
Accumulated Amortization	(3,840,842)	(3,839,113)
Total net	$32,267	$27,932

Amortization expense was $1,729 and $45,316 for the three months ended June 30, 2021 and 2020, respectively. The Company recorded an intangible impairment charge of $3,606 in the three months ended June 30, 2020.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses were as follows:

	June 30, 2021	March 31, 2021
Accounts payable	$905,736	$741,111
Accrued payroll and related taxes	243,304	221,774

Total	$1,149,040	$962,885

NOTE 7 - RELATED PARTY NOTES PAYABLE

At June 30, 2021 and March 31, 2021, the Company is obligated for a related party note payable and accrued interest in the total amount of $48,267 and $44,554, respectively; the maturity date of this note was June 30, 2022. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due. Please see Note 9 to these financial statements for more information on this note.

The Company entered into notes payable with four directors in March 2021 which accrue interest at a rate of 6% annually and are due in September 2021. At June 30, 2021 and March 31, 2021, the principal and accrued interest outstanding on these notes is $20,300 and $20,000, respectively.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At June 30, 2021 and March 31, 2021, the amount outstanding on the note was $37,860 and $39,528, respectively. The note is classified as a current liability as the Company has not been current on its loan payments as of June 30, 2021 and March 31, 2021.

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At March 31, 2021, the Company was obligated for the outstanding balance of $39,020. The principal and accrued interest may be forgivable and the Company has applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full. In June 2021, the Company received forgiveness of principal and accrued interest of $31,680. The remaining principal balance of $7,436 will be paid monthly beginning August 1, 2021 to May 1, 2022 at a monthly payment of $738.

At March 31, 2021, the Company was obligated for several convertible notes payable in the total amount of $235,671 made up of $230,000 in principal and $5,671 in interest. These notes and accrued interest of $2,658 were converted in April 2021 into 80,522 shares of common stock at a conversion price of $2.89 per share. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash; during the three months ended June 30, 2021 and 2021, the Company paid out interest of $3,093 and $3,397, respectively, to these convertible note holders.

At June 30, 2020, the Company is obligated for one convertible note payable held by RedDiamond Partners, LLC (“RDCN”); the Company entered into the RDCN on June 15, 2020, whereby the note is convertible on or after January 15, 2021 and before maturity on March 15, 2021 at a rate of $.28/share. The RDCN was issued in the principal amount of $352,941 with $52,941 being made up of a 15% Original Issue Discount (“OID”) and included a conversion feature because there are exercise contingencies triggered by the occurrence of an Event of Default, which includes events that are outside the control of the Company (i.e. not based solely on the market for the Company’s stock or the Company’s own operations). Additionally, the RDCN accrues interest at a rate of 12.5% per annum, calculated on a 360-day-per-year-basis. At June 30, 2020, the Company owed $354,779 in outstanding balance whereby $352,941 was made up of principal and $1,838 was made up of accrued interest. This RDCN was issued alongside a warrant for purchase of 557,143 shares of Company common stock (“RDCN Warrants”) with a relative value of $91,500; see Note 15 for more information on these RDCN Warrants. The outstanding principal balance of the RDCN was reduced to $-0- by various discounts on the debt totaling ($352,941) as follows: i) the RDCN Warrants generated a discount on the debt of ($91,500) based on the relative value of the same; ii) $2,500 in investor legal costs was treated as a discount on the debt of ($2,500) since this was paid by the Company; iii) $52,941 of OID was treated as a discount on the debt of ($52,941); iv) a discount of ($206,000) was taken due to the conversion option being treated as a derivative. As of June 30, 2020, the Company had ($333,333) ($-0- at March 31, 2020) in unamortized debt discount remaining. In evaluating the various instruments and their components within this transaction (including issuance of the RDCN and RDCN Warrants) for treatment as a derivative and the respective accounting treatment of the same, the Company referenced ASC 470 and ASC 815 in conjunction with interpretive guidance. Subsequently, at June 30, 2020, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amount of $19,608. In conjunction with the RDCN and RDCN Warrants issuances, the Company also paid $30,000 and issued 75,000 warrants (“Think Warrants”) valued at $31,500 using the Black-Scholes model to Think Equity for soliciting the RedDiamond Partners, LLC transaction; see Note 15 for more information on these warrants. The total issuance costs paid to Think Equity of $61,500 of cash and warrants, which the Company recorded the relative value (as noted in Note 15) of $52,399 to expense since no further discount was available to be taken on the debt.

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

On October 15, 2020, the Company entered into a note conversion agreement with David Masters whereby the Company and Mr. Masters both agreed to convert his note payable in the then outstanding balance of $193,158 made up of $192,500 in principal and $658 in accrued interest into common stock and warrants pursuant to terms identical to what is agreed upon in our proposed S-1 offering. Pursuant to this conversion agreement the Company agreed to convert $196,000 made up of $192,500 in principal and a conversion fee of $3,500 and Mr. Masters agreed to forego the interest accrued in the amount of $658. The conversion fee of $3,500 was treated as a discount on the debt and the $658 was treated as a reduction of the discount on debt. As of June 30, 2021 and March 31, 2021, the outstanding balance of $196,000 for this share-settled debt obligation had not yet been converted and is recorded as a liability due to the fact the Company had not agreed to terms of our S-1 offering currently being conducted.

At June 30, 2021 and March 31, 2021, the Company was obligated for principal and accrued interest in the amounts of $-0- and $-0-, respectively, related to the Promissory Note and $48,267 and $44,554 respectively, related to the Amendment to Promissory Note.

NOTE 10 – DERIVATIVE LIABILITY AND EXPENSE

The Company evaluates its convertible instruments, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under ASC Topic 815, “Derivatives and Hedging.” The result of this accounting treatment is that the fair value of the derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the statement of operation as other income (expense). Upon conversion or exercise of a derivative instruments, the instrument is marked to fair value at the conversion date then that fair value is recognized as a gain or loss on extinguishment. Equity instruments that are initially classified as equity that become subject to reclassification under ASC Topic 815 are reclassified to liabilities at the fair value of the instrument on the reclassification date.

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

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At June 30, 2021 and 2020, the derivative liability was $-0-. The Company recognized $-0- and $21,400 to derivative expense for the three months ended June 30, 2021 and 2020, respectively.

NOTE 11–ACCRUED EXPENSES – RELATED PARTY

At June 30, 2021, the Company was obligated to pay $50,898 in accrued expenses due to a related party. Of the total, $29,855 was made up of accounts payable, while $21,043 was made up of accrued salaries.

At March 31, 2021, the Company was obligated to pay $36,808 in accrued expenses due to a related party. Of the total, $28,965 was made up of accounts payable, while $7,843 was made up of accrued salaries.

NOTE 12–RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. The Company did not make any contributions to the plan for the three months ended June 30, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable and a grant of $7,500, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term. The base rent as of June 30 and March 31, 2021 is $2,205.

Rent expense for the three months ended June 30, 2021 and 2020 were $11,511 and $13,568, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2021:

2022	$20,020
2023	27,167
2024	27,710
2025	28,265
2026	28,830
2027	19,474
$151,466
Less: amount representing interest	(276)
Total	$151,190

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use assets for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of June 30, 2021, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate are approximately 6 years and 0.12%, respectively, are as follows:

Present value of future base rent lease payments	$151,190
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$151,190

As of June 30, 2021, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$151,190
Total operating lease assets	151,190

Operating lease current liability	26,754
Operating lease other liability	124,436
Total operating lease liabilities	$151,190

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded as of those fiscal years approximately $330,000 as a potential payable to the lessor, which this liability remains as of June 30, 2021 and March 31, 2021 and is included in accounts payable.

The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer. As of June 30, 2021 and March 31, 2021, these agreements do not contain severance benefits if terminated without cause.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $490,629 for the three months ended June 30, 2021 and had net cash used in operating activities of $255,861 for the same period. Additionally, the Company has an accumulated deficit of $58,602,055, negative working capital of $1,094,921, and a stockholders’ deficit of $716,178, at June 30, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

As of June 30, 2021, the Company has granted 34,300 restricted shares pursuant to the 2020 Plan of which 300 are vested.

Common Stock

For the three months ended June 30, 2021, the Company issued 294,042 shares of common stock as follows:

i) 80,522 shares in April 2021 pursuant to a conversion of a $230,000 convertible note and $2,658 in accrued interest at a conversion rate of $2.89 per share;

ii) 4,500 shares in April 2021 pursuant to a warrant holder’s exercise of warrants for purchase with a strike price of $4.44 per share for cash proceeds of $40,000.

iii) 36,915 shares in May 2021 pursuant to John Lai’s (CEO and a Director of the Company) cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;

iv) 79,767 shares in May 2021 pursuant to a warrant holder’s cashless exercise of a warrants for purchase of 139,286 shares of common stock at a strike price of $1.40 per share;

v) 49,014 shares during May and June of 2021 in exchange for $343,098 in cash to accredited investors, including an officer and two directors of the Company at a price of $7.00 per share; and

vi) 43,324 shares in June 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 56,250 shares of common stock at a strike price of $2.22 per share.

For the three months ended June 30, 2020, the Company issued 50,000 shares of common stock as follows:

i) i) 30,000 shares valued at $32,453 and recorded in Stock-based compensation to a service provider for video marketing services over a 6-month term; and

ii) 20,000 shares with a relative value of $34,709 pursuant to a purchase of 20,000 units whereby a unit is made up of 1 share of common stock and ½ warrant. The value of $34,709 along with the relative value of the warrants associated with this transaction of $17,291 ($52,000 total) was recorded during the quarter ended March 31, 2020 to Common Stock Subscribed and moved to Additional Paid in Capital and Capital Stock upon receipt of funds and issuance of shares of common stock during the quarter ended June 30, 2020.

Warrants

During the three months ended June 30, 2021, no warrants were issued.

During the three months ended June 30, 2020, the Company issued warrants to purchase a total of 206,873 shares of common stock as follows:

i) warrants issued for 10,000 shares, sold at $17,291 to one investor using the Black-Scholes model, whereas the warrants vested immediately upon issuance and are exercisable at $4.00 per share for 3 years from the grant date of April 6, 2020;

ii) warrants issued for 38,837 shares, valued at $57,717 using the Black-Scholes model, to directors, officers and consultants at exercise prices between $1.40 and 1.60 per share with a weighted average price per share of $1.52 per share; and

iii) warrants issued with debt for 158,036 shares, valued at $265,500 using the Black-Scholes model, to an investor and broker, whereby the relative value as described in Note 8 of $91,500 was recorded to Warrants issued in conjunction with convertible debt on the statement of equity; the warrants have a cashless warrant exercise feature, are exercisable at $1.40 per share for a term of five years from the date of the grant of June 15, 2020 and vested immediately.

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

A summary of warrant activity for the year ending March 31, 2021 and three-month period ending June 30, 2021 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2020	1,234,295	$2.12	1,027,092	$2.13

Issued in conjunction with convertible debt	158,036	1.40

Sold	10,000	4.00

Issued and granted	72,596	1.52
Exercised for cash	(205,946)	(2.21)
Cashless warrant exercises	(142,313)	(1.64)
Expired	(45,000)	(3.78)
Outstanding, March 31, 2021	1,081,668	2.02	881,982	2.00
Exercised for cash	(4,500)	(8.89)
Cashless warrant exercises	(237,724)	(1.58)
Cancelled	(108,000)	(1.80)
Outstanding, June 30, 2021	731,444	$2.15	557,069	$2.17

At June 30, 2021, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	419,831	$1.35	4.68	397,331	$1.35

2.01-4.00	207,938	2.48	3.09	56,063	3.15

4.01-10.00	103,675	4.77	1.32	103,675	4.77

Total	731,444	2.15	3.75	557,069	2.17

For the three months ended June 30, 2021 and 2020, the total stock-based compensation on all instruments was $55,674 and $183,244, respectively. It is expected that the Company will recognize expense after June 30, 2021 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of June 30, 2021 in the amount of approximately $104,000.

NOTE 16 – SUBSEQUENT EVENTS

In July of 2021, the Company sold an aggregate of 11,000 shares of common stock to 2 investors at a purchase price of $7 per share for total proceeds of $77,000.

On August 13, 2021, the Company sold an aggregate of 2,500,000 units to the public at a price of $4.50 per unit, for total net proceeds of approximately $9,800,000, net of commissions and estimated offering costs pursuant to an certain underwriting agreement dated August 10, 2021 between the Company and ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”). Each unit consists of one common share and one warrant to purchase one common share. The Company granted the Underwriter an option for a period of 45 days to purchase up to an additional 375,000 shares and/or warrants, in any combination, to cover over-allotments, if any. On August 13, 2021, the Underwriter exercised its over-allotment option to purchase an additional 375,000 Warrants. The Underwriter has retained the right to exercise the balance of its over-allotment option within the 45-day period. The Company also granted the Underwriter warrants to purchase up to 125,000 shares of our common stock in connection with this offering. The warrants granted with this offering have an exercise price of $5.625 and expire August 10, 2026. In connection with the offering, the Company’s common stock and warrants began trading on the Nasdaq Stock Market LLC under the symbols “PETV” and “PETVW,” respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

PetVivo Holdings, Inc.(the “Company, “we” or “us”) is an emerging biomedical device company currently focused on the manufacturing, commercialization and licensing of innovative medical devices and therapeutics for companion animals.. The Company’s lead product Kush® is scheduled for a focused commercial launch later this year. We have never been profitable.

We were incorporated in Nevada in 2009 under a former name. In 2014, we entered our current business through a reverse merger with PetVivo Inc., a Minnesota corporation founded in 2013. From this merger, PetVivo Inc. became our wholly-owned subsidiary, and concurrently we changed our Nevada corporate name to PetVivo Holdings, Inc.

Until August 10, 2021, our common stock was publicly traded in the over-the-counter (OTC) market and under the symbol “PETV”.

On August 13, 2021, the Company closed a firm commitment underwritten public offering in which it sold an aggregate of 2,500,000 units, to the public at a price of $4.50 per unit, for total net proceeds of approximately $9,800,000, net of commissions and estimated offering costs. Each unit consists of one share of common stock and one warrant to purchase one share of the Company’s common stock at a purchase price of $6.25 per share. The Company’s common stock and warrants are trading on the Nasdaq Capital Market under the symbols “PETV” and “PETVW,” respectively.

CURRENT BUSINESS OPERATIONS

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the $31 billion US veterinary care and products market (market size according to the American Pet Products Association). Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals. In addition, the role of pets in the family has greatly evolved in recent years as many pet owners consider their pets an important member of the family and are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

We intend to leverage our investments in the development of human therapeutics to commercialize treatments for pets in a capital and time-efficient way. A key component of this strategy is the accelerated timeline to revenues for veterinary medical devices, which enter the market earlier than the more-stringently regulated veterinary pharmaceuticals or human therapeutics.

Our lead product, Kush®, is scheduled for focused commercial launch later this year. Kush® is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Kush® device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Kush® is an optimal treatment that safely improves joint function. The Kush® particles are lubricious, cushioning and long-lasting. The spongy, protein-based particles mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding) and protect the joint as an artificial cartilage.

Using industry sources, we estimate osteoarthritis afflicts approximately 20 million owned dogs in the United States and the European Union, making canine osteoarthritis an estimated potential $4 billion market opportunity, this does not factor in any contra-lateral usage of the product by veterinarians. See Johnston, Spencer A. “Osteoarthritis. Joint anatomy, physiology, and pathobiology.” The Veterinary clinics of North America (1997):699-723; and http://www.americanpetproducts.org/press_industrytrends.asp.

In addition to being a treatment for osteoarthritis, the joint-cushioning and lubricity effects of Kush® have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits).

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease each year, making the equine lameness and navicular disease market an annual opportunity worth $550 million; this does not factor in any contra-lateral usage of the product by veterinarians. See Kane, Albert J., Josie Traub-Dargatz, Willard C. Losinger, and Lindsey P. Garber; “The occurrence and causes of lameness and laminitis in the US horse population” Proc Am Assoc Equine Pract. San Antonio (2000): 277-80; Seitzinger, Ann Hillberg, J. L. Traub-Dargatz, A. J. Kane, C. A. Kopral, P. S. Morley, L. P. Garber, W. C. Losinger, and G. W. Hill. “A comparison of the economic costs of equine lameness, colic, and equine protozoal myeloencephalitis (EPM).” In Proceedings, pp. 1048-1050. 2000; and Kilby, E. R. 10 CHAPTER, The Demographics of the U.S. Equine Population, The State of the Animals IV: 2007.

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

We believe that our treatment of osteoarthritis in canines using Kush® is far superior to the current methodology of using NSAIDs. NSAIDs have many side effects, especially in canines, whereas the company’s treatment using Kush®, to our knowledge, has not elicited any adverse side effects in dogs. Remarkably, Kush®-treated dogs have shown an increase in activity even after they no longer are receiving pain medication.

No special training is required for the administration of the Kush device. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. Kush® immediately treats effects of osteoarthritis with no special post-treatment requirements.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. The Kush® device is veterinarian-administered and should expand practice revenues and margins. We believe that the increased revenues and margins provided by Kush® will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues. If we are capitalized in a way the Company feels acceptable to move forward with commercial manufacturing of Kush®, our challenge will be whether we can consistently operate effectively to manufacture our products and to market and sell them in quantities and prices sufficient to obtain a satisfactory and sustaining profit. We have not done this to date and our challenge is to do so going forward.

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

RESULTS OF OPERATION

	For the Three Months Ended
	June 30, 2021	June 30, 2020
Revenues	$4,145	$2,006

Total Cost of Sales	5,051	-

Total Operating Expenses	517,613	444,074

Total Other Income (Expense)	27,890	(371,940)

Net Loss	$(490,629)	$(814,008)

Net loss per share - basic and diluted	$(0.07)	$(0.16)

* In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was made effective December 29, 2020. All share and per share data has been retroactively adjusted for this reverse split for all period presented.

For The Three Months Ended June 30, 2021 Compared to The Three Months Ended June 30, 2020

Total Revenues. Revenue was $4,145 and $2,016 for three months ended June 30, 2021 and 2020, respectively, and consisted of Kush® sales to veterinary clinics.

Total Cost of Sales. Cost of sales was $5,051 and $-0- for the three months ended June 30, 2021 and 2020, respectively.

Operating Expenses. Operating expenses were $517,613 and $444,074 for the three months ended June 30, 2021 and 2020, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses.

General and administrative (“G&A”) expenses were $397,392 and $330,945 for the three months ended June 30, 2021 and 2020, respectively. General and administrative expenses include corporate overhead, financial and administrative contracted services, consulting fees and stock compensation costs.

Sales and marketing expenses were $46,682 and $49,731 for the three months ended June 30, 2021 and 2020, respectively.

Research and development (“R&D”) expenses were $136,97 and $ -0- for the three months ended June 30, 2021 and 2020, respectively. The increase was related to efforts to support the launch of Kush®.

Operating Loss. As a result of the foregoing, our operating loss was $518,519 and $442,068 for the three months ended June 30, 2021 and 2020.

Other Income (Expense). Other income was $27,890 for the three months ended June 30, 2021 as compared to other expense of $371,940 for the three months ended June 30, 2020. Other income in 2021 consisted of the foregiveness of PPP Loan and accrued interest of $31,680 partially offset by interest expense of $3,790. Other expense in 2020 consisted primarily of derivative expense related to debt financing of $342,200 and interest expense of $30,222.

Net Loss. Our net loss for the three months ended June 30, 2021 as 490,629 or ($0.07) as compared to a net loss of $814,008 or ($0.16) per share for the three months ended June 30, 2020. Net loss decreased primarily due to the derivative expense recognized on the debt financing in 2020. The weighted average number of shares outstanding was 6,946,353 compared to 5,161,101 for the three months ended June 30, 2021 and 2020, respectively.

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

As of June 30, 2021, our current assets were $245,634 including $143,084 in cash and $102,550 in prepaid expenses. In comparison, our current liabilities as of that date were $1,340,555 consisting of $1,149,040 of accounts payable and accrued expenses, $50,898 of accrued expenses – related party, $7,436 in PPP loan, $20,300 in notes payable and accrued interest - directors, $48,267 in notes payable and accrued interest – related party, $37,860 in a note payable and $26,754 in operating lease liability – short term. Our working capital deficiency as of June 30, 2021 was $1,094,921.

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

We currently have little cash to support our operations and projected commercial growth. Accordingly, we will require substantial additional financing to fund our operational working capital for at least the next 12 months. Financing may be sought by us from several sources such as private or public sales of our equity or convertible debt securities, and/or loans from affiliates, banks or other financial institutions. We have filed Forms S-1 and S-1/A with the Securities and Exchange Commission on October 13, 2020, December 31, 2020, March 29, 2021 and July 13, 2021, respectively, to raise capital through a public offering of our common stock. In the event we cannot obtain any such financing when needed on terms acceptable to us, if at all, our business would suffer substantially.

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

Net Cash Used in Operating Activities – We used $255,861 of net cash in operating activities for the three months ended June 30, 2021. This cash used in operating activities was primarily attributable to our net loss of $490,629, forgiveness of PPP loan and accrued interest of $31,680 and an increase in deferred issue costs of $25,190 partially offset by an increase in accounts payable and accrued expenses of $182,949 and stock compensation expense of $55,674.

Net Cash Used in Investing Activities – We used $6,063 of net cash in investing activities for the three months ended June 30, 2021, consisting of costs capitalized to patents and trademarks.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2021, we were provided with net cash of $381,430 from financing activities consisting of $383,098 in stock and warrants sale proceeds, which were partially offset by $1,668 in repayments of note payable.

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

At June 30, 2021, the Company’s inventory has a carrying value of $0 and is broken down into $324,123 of finished goods inventory, $6,273 in raw material inventory, and $1,072 in packaging inventory offset by a reserve of $41,468.

At March 31, 2021, the Company’s inventory has a carrying value of $0 and is broken down into $36,973 of finished goods inventory, $8,773 in raw material inventory, and $1,322 in packaging inventory offset by a reserve of $47,068.

MATERIAL COMMITMENTS

Accrued Salary

We are indebted to certain related parties with respect to unreimbursed expenses and accrued salaries of $50,898 at June 30, 2021. This amount is included in accrued expenses – related party.

Notes Payable

As of June 30, 2021, we are obligated on notes and accrued interest of $113,863 consisting of notes to third parties of $45,296 and to related parties of $68,567.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2021, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

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

We are presently seeking to address these going concern doubts through a number of actions including efforts to (a) raise additional capital and (ii) commencing a focused commercial launch of Kush® later this year. On August 13, 2021, we completed a firm commitment underwritten public offering in which we sold 2.5 million units at a purchase price of $4.50 per share and raised net proceeds of $9.8 million, after deducting underwriter’s commissions and expenses. We can provide no assurance that any of these efforts will be successful or, that even if successful, that they will alleviate doubts about our ability to continue as a going concern for more than the next twelve months.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

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

There were no significant changes in our internal control over financial reporting during the first quarter of our fiscal year ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April through June of 2021, the Company issued a total of 294,042 shares of common stock as follows:

i) issued 49,014 shares of common stock to various investors for total proceeds of $343,098 at a price of $7.00 per share; and

ii) issued 4,500 shares upon the exercise of 4,500 warrants at an exercise price of $8.88 per share for total proceeds of $40,000; and

iii) issued 80,522 shares upon conversion of debt totaling $232,658 at a conversion price of $2.89 per share; and.

iv) Issued an aggregate of 160,006 shares upon the cashless exercise of warrants to two individuals and a corporate entity to purchase an aggregate of 237,724 shares at a weighted average conversion price of $1.58 per share.

All of these transactions discussed in this Item 2 were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended.

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

August 14, 2021	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

August 14, 2021	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

