Form 10-Q/A
period 2021-06-30
PetVivo Holdings, Inc.
filed 2021-08-18
CIK 1512922

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of PetVivo Holdings, Inc. (the “Company”) for the quarter ended June 30, 2021, originally filed with the Securities and Exchange Commission on August 16, 2021 (the “Original Form 10-Q”) is being filed to complete the filing by tagging the Original Form 10-Q for inline XBRL which not originally included as a result of technical difficulties.

This Amendment contains new certifications by the Company’s principal executive officer and principal financial officer which are being filed as exhibits to the Amendment. This Amendment does not reflect events occurring after the Original Filing. Except for the items described above, this Amendment continues to speak as of the date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

2

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description	Filed Herewith

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(a) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(a) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	Inline XBRL Instance Document*
101.sch	Inline XBRL Taxonomy Schema*
101.cal	Inline XBRL Taxonomy Calculation Linkbase*
101.def	Inline XBRL Taxonomy Definition Linkbase*
101.lab	Inline XBRL Taxonomy Label Linkbase*
101.pre	Inline XBRL Taxonomy Presentation Linkbase*
104	Cover Page Interactive Data File – (formatted in Inline XBRL and contained in Exhibit 101)*

*Furnished herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 18, 2021	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

August 18, 2021	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

