Form 10-Q
period 2021-09-30
PetVivo Holdings, Inc.
filed 2021-11-15
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2021
Common Stock, $0.001	9,731,343

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2021

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of PetVivo Holdings Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied by the forward-looking statements as a result of various factors, including those risk factors contained in the Company’s Form 10-K filed with the SEC on June 29, 2021 and risks discussed in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021 (Unaudited)	March 31, 2021
Assets:
Current Assets
Cash and cash equivalents	$8,817,472	$23,578
Inventory, net	74,637	-
Prepaid expenses and other assets	618,813	123,575
Total Current Assets	9,510,922	147,153

Property and Equipment, net	207,400	214,038

Other Assets:
Deferred offering costs	-	280,163
Operating lease right-of-use asset	144,577	157,760
Trademark and patents, net	43,024	27,932
Security deposit	8,201	8,201
Total Other Assets	195,802	474,056
Total Assets	$9,914,124	$835,247

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued expenses	$1,178,526	$962,885
Convertible notes and accrued interest	-	235,671
Accrued expenses – related parties	-	36,808
Operating lease liability – current portion	26,882	26,582
PPP Loan and accrued interest	5,967	39,020
Notes payable and accrued interest - directors	-	20,000
Notes payable and accrued interest – related party	-	44,554
Note payable and accrued interest (current portion)	6,358	39,528
Total Current Liabilities	1,217,733	1,405,048
Other Liabilities
Note payable and accrued interest (net of current portion)	30,442	-
Operating lease liability (net of current portion)	117,695	131,178
Share-settled debt obligation – related party, net of debt discount	-	196,000
Total Other Liabilities	148,137	327,178
Total Liabilities	$1,365,870	$1,732,226
Commitments and Contingencies (see Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at September 30, 2021 and March 31, 2021
Common stock, par value $0.001, 250,000,000 shares authorized, issued 9,731,343 and 6,799,113 shares outstanding at September 30, 2021 and March 31, 2021, respectively	9,731	6,799
Additional Paid-In Capital	68,246,052	57,207,648
Accumulated Deficit	(59,707,529)	(58,111,426)
Total Stockholders’ Equity (Deficit)	8,548,254	(896,979)
Total Liabilities and Stockholders’ Equity (Deficit)	$9,914,124	$835,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenues	$4,977	$4,790	$9,122	$6,797

Cost of Sales	-	350	5,051	350
Gross Profit (Loss)	4,977	4,440	4,071	6,447

Operating Expenses:

Sales and Marketing	235,767	35,580	285,498	82,262
Research and Development	116,380	-	253,317	-
General and Administrative	756,186	787,427	1,087,131	1,184,820

Total Operating Expenses	1,108,333	823,007	1,625,946	1,267,082

Operating Loss	(1,103,356)	(818,567)	(1,621,875)	(1,260,635)

Other Income (Expense)
Gain on Sale of Asset	-	-	-	482
Gain on Debt Restructuring	-	516	-	516
Forgiveness of PPP loan and accrued interest	-	-	31,680	-
Derivative Expense	-	(389,300)	-	(731,500)
Interest Expense	(2,118)	(140,651)	(5,908)	(170,873)
Total Other Income (Expense)	(2,118)	(529,435)	25,772	(901,375)

Net Loss before taxes	(1,105,474)	(1,348,002)	(1,596,103)	(2,162,010)

Income Tax Provision	-	-	-	-

Net Loss	$(1,105,474)	$(1,348,002)	$(1,596,103)	$(2,162,010)

Net Loss Per Share:
Basic and Diluted	$(0.13)	$(0.23)	$(0.21)	$(0.37)

Weighted Average Common Shares Outstanding:
Basic and Diluted	8,749,233	5,839,086	7,757,099	5,787,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

Shares retroactively restated for 1-for-4 reverse stock split in December of 2020

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$(896,979)
Common stock sold	49,014	50	343,048	-	343,098
Cash paid to exercise warrants	4,500	4	39,996	-	40,000
Stock issued for debt conversion	80,522	80	232,578	-	232,658
Cashless warrant exercises	160,006	160	(160)	-	-
Stock-based compensation	-	-	55,674	-	55,674
Net loss	-	-	-	(490,629)	(490,629)
Balance at June 30, 2021	7,093,155	$7,093	$57,878,784	$(58,602,055)	$(716,178)

Common stock sold	2,511,000	2,511	4,966,020	-	4,968,531
Warrants sold	-	-	4,889,252	-	4,889,252
Cash paid to exercise warrants	1,594	1	2,030	-	2,031
Cashless warrant exercise	40,038	40	(40)	-	-
Stock issued for services	42,000	42	209,958	-	210,000
Stock-based compensation	-	-	104,092	-	104,092
Stock and warrants granted for debt conversion	43,556	44	195,956	-	196,000
Net loss	-	-	-	(1,105,474)	(1,105,474)
Balance at September 30, 2021	9,731,343	$9,731	$68,246,052	$(59,707,529)	$8,548,254

Six Months Ended June 30, 2020

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2020	5,727,965	$5,728	$53,494,748	$(5,488,645)	$52,000	$(1,036,170)
Common stock and warrants sold	20,000	20	51,980	-	(54,000)	-
Warrants issued with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	40,000	30	183,214	-	-	183,244
Net loss	-	-	-	(814,008)	-	(814,008)
Balance at June 30, 2020	5,777,965	$5,788	$53,821,442	$(55,402,653)	-	$(1,575,433)

Common stock sold	226,072	226	316,274	-	-	316,500
Stock-based Compensation	174,752	175	653,688	-	-	653,863
Stock granted for debt conversion	25,002	25	25,357	-	-	25,382
Cashless warrant exercises	15,257	15	(15)	-	-	-
Net loss	-	-	-	(1,348,002)	-	(1,348,002)
Balance at September 30, 2020	6,219,048	$6,219	$54,816,746	$(56,750,655)	$-	$(1,927,690)

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2021	September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss For The Period	$(1,596,103)	$(2,162,010)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	-	731,500
Stock-based compensation	159,766	837,107
Depreciation and amortization	27,689	60,665
Amortization of debt discount	-	148,284
Forgiveness of PPP loan and accrued interest	(31,680)	-
Intangible impairment	-	15,577
Gain on debt restructuring	-	(516)
Gain on sale of asset	-	(482)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other assets	(285,238)	(45,184)
Increase in accounts receivable	-	(1,250)
Increase in inventories	(74,637)	-
Decrease in deferred offering costs	280,163	-
Interest accrued on convertible notes payable	192	15,876
Interest accrued on notes payable - related party	4,013	5,603
Interest accrued on notes payable	-	636
Increase (decrease) in accounts payable and accrued expense	212,506	(42,292)
Increase (decrease) in accrued expenses - related party	(36,808)	(35,821)
Net Cash Used In Operating Activities	(1,340,137)	(472,307)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment	-	482
Purchase of equipment	(17,059)	(81,874)
Disbursements for patents and trademarks	(19,154)	(26,599)
Net Cash Used in Investing Activities	(36,213)	(107,991

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sold	10,200,881	368,500
Proceeds from exercise of warrants	42,031	-
Proceeds from PPP loan	-	38,665
Proceeds from notes payable	-	27,500
Proceeds from convertible notes	-	322,500
Repayments of convertible notes	-	(13,962
Repayments of notes payable	(2,728)	(244)
Repayments of PPP loan	(1,373)	-
Repayments of notes payable - related party	(48,267)	(7,500)
Repayments of notes payable - directors	(20,300)	-
Net Cash Provided by Financing Activities	10,170,244	735,459

Net Increase in Cash	8,793,894	155,161
Cash at Beginning of Period	23,578	10,582
Cash at End of Period	$8,817,472	$165,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During The Period For:
Interest	$8,468	$26,623

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$-	$352,941
Stock granted for debt conversion	$232,658	$25,383
Stock granted for share-settled debt obligation conversion	$196,000	$-
Stock granted for investor relations services	$210,000	$-
Note payable – related party granted for release of claim to accrued salary	$-	$195,000
Note payable – related party converted into common stock	$-	$25,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2021

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2021 and March 31, 2021.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of September 30, 2021, the Company did have cash balances in excess of the federally insured limits. At March 31, 2021, the Company did not have any cash balances in excess of the federally insured limits.

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

The Company has 3,764,798 warrants outstanding as of September 30, 2021, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $4.95 per share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company has 1,431,903 warrants outstanding as of September 30, 2020, with varying exercise prices ranging from $1.20 to $8.88 per share. The weighted average exercise price for these warrants is $2.00 per share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party, notes payable – directors and others. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2021 and March 31, 2021, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at September 30, 2021 and March 31, 2021.

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

NOTE 2 – INVENTORY

As of September 30, 2021 and March 31, 2021, the Company had inventory of $116,105 and $47,068 of inventory, respectively, however, reserves of $41,468 and $47,068 for each respective period were taken because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales.

The inventory components are as follows:

	September 30, 2021	March 31, 2021
Finished Goods	$34,123	$36,973
Raw Materials	80,910	8,773
Manufacturing Supplies	1,072	1,322
	116,105	47,068
Reserve for Obsolete Inventory	(41,468)	(47,068)
Total Net	$74,637	$-

The Company recognized income of $3,289 related to the change in the reserve of obsolete inventory for the year ended March 31, 2021.

NOTE 3 – PREPAID EXPENSES AND DEFERRED OFFERING COSTS

As of September 30, 2021, the Company had $618,813 in prepaid expenses and other assets consisting primarily of $334,000 in insurance costs, $224,000 in investor relations services, $28,000 in tradeshows and $25,000 in Nasdaq fees.

As of March 31, 2021, the Company had $123,575 in prepaid expenses and other assets consisting primarily of $78,000 in marketing services, $9,000 in annual OTC listing license and $9,000 in insurance costs. The Company also had deferred offering costs of $280,163 consisting of legal and accounting costs incurred related to our S-1 and S-1/A filings with the Securities and Exchange Commission on October 13, 2020, December 31, 2020 and March 29, 2021, respectively, which was recorded as a reduction of proceeds as a result of the Company raising capital in its registered offering.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	September 30, 2021	March 31, 2021
Leasehold improvements	$198,015	$198,015
Production equipment	145,907	128,849
R&D equipment	25,184	25,184
Furniture	10,130	10,130
Total, at cost	379,236	362,178
Accumulated depreciation	(171,836)	(148,140)
Total Net	$207,400	$214,038

During the three months ended September 30, 2021 and 2020, depreciation expense was $11,756 and $7,474, respectively. During the six months ended September 30, 2021 and 2020, depreciation expense was $ 23,627 and $13,963, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	September 30, 2021	March 31, 2021
Patents	$3,860,057	$3,840,903
Trademarks	26,142	26,142
Total at cost	3,886,199	3,867,045
Accumulated Amortization	(3,843,175)	(3,839,113)
Total net	$43,024	$27,932

During the three-month periods ended September 30, 2021 and 2020, amortization expense was $2,333 and $1,385, respectively. During the six-month periods ended September 30, 2021 and 2020, amortization expense was $4,062 and $46,702, respectively.

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The components of accounts payable and accrued expenses were as follows:

	September 30, 2021	March 31, 2021
Accounts payable	$785,650	$741,111
Accrued payroll and related taxes	392,876	221,774

Total	$1,178,526	$962,885

NOTE 7 - RELATED PARTY NOTES PAYABLE

At September 30, 2021 and March 31, 2021, the Company is obligated for a related party note payable and accrued interest in the total amount of $0 and $44,554, respectively; the maturity date of this note was April 30, 2020. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due. Please see Note 10 to these financial statements for more information on this note. The Company repaid this related party note with net proceeds from its Public Offering. See Note 15 – Common Stock and Warrants – Units sold in Public Offering.

The Company entered into notes payable with four directors in March 2021 which accrue interest at a rate of 6% annually and are due in September 2021. At September 30, 2021 and March 31, 2021, the principal and accrued interest outstanding on these notes is $0 and $20,000, respectively. The Company repaid these director notes with net proceeds from its Public Offering.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At September 30, 2021 and March 31, 2021, the amount outstanding on the note was $36,800 and $39,528, respectively. At March 31, 2021, the note is classified as a current liability as the Company has not been current on its loan payments. At September 30, 2021, the Company is current on its loan payments and classified $6,358 as a current liability and $30,442 in other liabilities.

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At March 31, 2021, the Company was obligated for the outstanding balance of $39,020. The principal and accrued interest may be forgivable and the Company has applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full. In June 2021, the Company received forgiveness of principal and accrued interest of $31,680. The remaining principal balance of $5,967 will be paid in monthly payments of $738 ending May 1, 2022.

At March 31, 2021, the Company is obligated for several convertible notes payable in the total amount of $235,671 made up of $230,000 in principal and $5,671 in interest. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash. In April 2021, these notes and accrued interest of $2,658 were converted into 80,522 shares of common stock at a conversion price of $2.89 per share. The remaining accrued interest was paid in cash. At September 30, 2021, there is no outstanding principal or accrued interest outstanding on these notes.

At September 30, 2020, the Company is obligated for one convertible note payable held by RedDiamond Partners, LLC (“RDCN”); the Company entered into the RDCN on June 15, 2020, whereby the note is convertible on or after January 15, 2021 and before maturity on March 15, 2021 at a rate of $.28/share. The RDCN was issued in the principal amount of $352,941 with $52,941 being made up of a 15% Original Issue Discount (“OID”) and includes a conversion feature. However, this conversion feature’s exercise contingency can only be utilized if triggered by the occurrence of an Event of Default, which includes events that are outside the control of the Company (i.e. not based solely on the market for the Company’s stock or the Company’s own operations). Additionally, the RDCN accrues interest at a rate of 12.5% per annum, calculated on a 360-day-per-year-basis. At September 30, 2020, the Company owed $365,808 in outstanding balance whereby $352,941 was made up of principal and $12,867 was made up of accrued interest. This RDCN was issued alongside a warrant for purchase of 557,143 shares of Company common stock (“RDCN Warrants”) with a relative value of $91,500; see Note 14 for more information on these RDCN Warrants. Upon inception, the outstanding principal balance of the RDCN was reduced to $-0- by various discounts on the debt totaling ($352,941) as follows: i) the RDCN Warrants generated a discount on the debt of ($91,500) based on the relative value of the same; ii) $2,500 in investor legal costs was treated as a discount on the debt of ($2,500) since this was paid by the Company; iii) $52,941 of OID was treated as a discount on the debt of ($52,941); iv) a discount of ($206,000) was taken due to the conversion option being treated as a derivative. As of September 30, 2020, the Company had ($215,686) ($-0- at March 31, 2020) in unamortized debt discount remaining. In evaluating the various instruments and their components within this transaction (including issuance of the RDCN and RDCN Warrants) for treatment as a derivative and the respective accounting treatment of the same, the Company referenced ASC 470 and ASC 815 in conjunction with interpretive guidance. For the six months ended September 30, 2020, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amounts of $137,255. In conjunction with the RDCN and RDCN Warrants issuances, the Company also paid $30,000 and issued 75,000 warrants (“Think Warrants”) valued at $31,500 using the Black-Scholes model to Think Equity for soliciting the RedDiamond Partners, LLC transaction; see Note 15 for more information on these warrants. The total issuance costs paid to Think Equity of $61,500 of cash and warrants, which the Company recorded the relative value (as noted in Note 14) of $52,399 to expense since no further discount was available to be taken on the debt. For the year ended March 31, 2021, the Company amortized a pro-rata portion of the discount on the debt on a straight-line basis to interest expense in the amount of $173,174. At October 26, 2020, the Company entered into a note conversion agreement that converted the then outstanding balance of $368,995 made up of $352,941 in principal and $16,054 in accrued interest into 263,568 shares of common stock at a rate of $1.40 per share when the market price of the stock was $6.56. The settlement relieved a derivative liability in the amount of $1,908,100, outstanding principal and interest of $368,995, and debt discount in the amount of $181,187 in exchange for stock valued on the date of the settlement in the total amount of $1,729,005; this triggered a gain on debt extinguishment of $366,903. Please see Note 11 to these financial statements for more information on this conversion. As of March 31, 2021, the Company had $-0- in unamortized debt discount remaining and owed $-0- in principal and interest pursuant to the RDCN.

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

On October 15, 2020, the Company entered into a note conversion agreement with David Masters whereby the Company and Dr. Masters both agreed to convert his note payable in the then outstanding balance of $193,158 made up of $192,500 in principal and $658 in accrued interest into units, consisting of common stock and warrants, as of the date of the closing of the Company’s Public Offering. Pursuant to this conversion agreement the Company agreed to convert $196,000 made up of $192,500 in principal and a conversion fee of $3,500 and Dr. Masters agreed to forego the interest accrued in the amount of $658. The conversion fee of $3,500 was treated as a discount on the debt and the $658 was treated as a reduction of the discount on debt. As of March 31, 2021, the outstanding balance of $196,000 for this share-settled debt obligation had not yet been converted and is recorded as a liability due to the fact the Company had not yet been converted and is recorded as a liability as the Company had not agreed to terms of our S-1 offering currently being conducted. At the closing of the Company’s Public Offering on August 13, 2021, the outstanding balance of this debt obligation converted into 43,556 units, which consists of 43,556 shares of common stock and warrants to purchase 43,556 shares of the Company’s common stock.

At September 30, 2021 and March 31, 2021, the Company was obligated for principal and accrued interest in the amounts of $-0- and $-0-, respectively, related to the Promissory Note and $0 and $44,554 respectively, related to the Amendment to Promissory Note.

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

The Company used the following assumptions for determining the fair value of the conversion feature in the RDCN referenced in Note 8 to these financial statements, under the binomial pricing model with Monte Carlo simulations at June 15, 2020 and June 30, 2020, and September 30, 2020, the issuance and balance sheet dates, respectively:

	June 15, 2020	June 30, 2020	September 30, 2020
Stock price on valuation date	$.42	$.44	$.80
Conversion price	$.28	$.28	$.28
Days to maturity	273	258	166
Weighted-average volatility*	367%	367%	327%
Risk-free rate	.18%	.18%	.12%

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At June 30, 2020, the Company revalued the derivative liability at $548,200 and recognized $21,400 to derivative expense and derivative liability. At September 30, 2020, the Company revalued the derivative liability at $937,500 and recognized $389,300 to derivative expense and derivative liability. On October 26, 2020, the Company entered into a conversion agreement whereby the RDCN was converted into 263,568 shares of common stock at a rate of $1.40 per share; this triggered a gain on extinguishment of debt in the amount of $366,903 as described in Note 8. There was no remaining derivative liability at December 31, 2020.

NOTE 11–ACCRUED EXPENSES – RELATED PARTY

At March 31, 2021, the Company was obligated to pay $36,808 in accrued expenses due to a related party. Of the total, $28,965 was made up of accounts payable, while $7,843 was made up of accrued salaries.

In August 2021, the total amount due to the related party was paid from the proceeds of its Public Offering and there is no remaining liability at September 30, 2021.

NOTE 12–RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. The Company did not make any contributions to the plan for the three months ended September 30, 2021.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable and a grant of $7,500, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term. The base rent as of September 30 and March 31, 2021 is $2,205.

Rent expense for the three-month periods ended September 30, 2021 and September 30, 2020 were $22,892 and $13,568, respectively. Rent expense for the six-month periods ended September 30, 2021 and September 30, 2020 were $ 34,403 and $27,136, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2021:

2022	$13,405
2023	27,167
2024	27,710
2025	28,265
2026	28,830
2027	19,474
144,852
Less: amount representing interest	(275)
Total	$144,577

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use assets for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of September 30, 2021, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate are approximately 6 years and 0.12%, respectively, are as follows:

Present value of future base rent lease payments	$144,577
Present value of future base rent lease payments – net	$144,577

As of September 30, 2021, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$144,577
Total operating lease assets	144,577

Operating lease current liability	26,882
Operating lease other liability	117,695
Total operating lease liabilities	$144,577

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded as of those fiscal years approximately $330,000 as a potential payable to the lessor, which this liability remains as of September 30, 2021 and March 31, 2021 and is included in accounts payable.

The Company has employment agreements with the Chief Executive Officer and Chief Financial Officer. As of September 30, 2021 and March 31, 2021, these agreements do not contain severance benefits if terminated without cause.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised net proceeds of approximately $9,781,000 from the sale of 2,500,000 units to the public at a price of $4.50 unit in a registered public offering. Our working capital at September 30, 2021 was $8,293,189. The Company expects to incur losses in the future as we commercially launch Spryng.™ We believe this working capital is sufficient to fund operations for the next twelve months (see Liquidity and Capital Resources above).

The Company expects to incur losses in the future as its commercially launches its first product. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. Management intends to raise additional funds by selling securities in public or private offerings. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

NOTE 15 – COMMON STOCK AND WARRANTS

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at the Regular Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock authorized under the 2020 Plan is 1,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 535,700 at September 30, 2021.

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

The 2020 Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”), which has full power and authority to determine when and to whom awards will be granted, and the type, amount, form of payment, any deferral payment, and other terms and conditions of each award. Subject to provisions of the 2020 Plan, the Committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The Committee has the authority to interpret and establish rules and regulations for the administration of the 2020 Plan. In addition, the Board of Directors may also exercise the powers of the Committee.

The aggregate number of shares of PetVivo common stock available and reserved to be issued under the 2020 Plan is 1,000,000 shares, but includes the following limits:

● the maximum aggregate number of shares of Common Stock granted as an Award to any Non-Employee Director in any one Plan Year will be 25,000 shares; provided that such limit will not apply to any election of a Non-Employee Director to receive shares of Common Stock in lieu of all or a portion of any annual Board, committee, chair or other retainer, or any meeting fees otherwise payable in cash.

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

Units – Public Offering

On August 13, 2021, the Company sold an aggregate of 2,500,000 units at a price to the public of $4.50 per unit (the “Public Offering”), each unit consisting of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $5.625 per share pursuant to an Underwriting Agreement we entered into with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) The shares of common stock and warrants were transferrable separately immediately after issuance. The Company also issued 43,556 units pursuant to a conversion of $196,000 shared-settled debt obligation in the Public Offering at a price of $4.50 per unit.

The Company received gross proceeds of $11,253,850 at the closing of the Public Offering, before deducting underwriting discounts and commissions of eight percent (8%), and expenses. The total expenses, which reduced the total proceeds included in the common stock and warrants sold in the statement of shareholders’ equity, of the Public Offering were $1,473,067, which included ThinkEquity’s expenses relating to the offering. The net proceeds were allocated between the common shares and warrants based on the relative fair values which was $4,891,531 and $4,889,252, respectively.

In addition, pursuant to the Underwriting Agreement, the Company granted ThinkEquity a 45-day option to purchase up to 375,000 additional shares of common stock, and/or 375,000 additional warrants, to cover over-allotments in connection with the Offering, which ThinkEquity partially exercised to purchase 375,000 warrants on the closing date.

Pursuant to the Underwriting Agreement, we issued warrants (the “Underwriter’s Warrants”) to ThinkEquity to purchase 125,000 shares of common stock (5% of the shares of common stock sold in the Public Offering). The Underwriter’s Warrants are exercisable at $5.625 per share of common stock and have a term of five years. The Underwriter’s Warrants are subject to a lock-up for 180 days from the commencement of sales in the Offering, including a mandatory lock-up period in accordance with FINRA Rule 5110(e), and will be non-exercisable for six (6) months after August 13, 2021.

Common Stock

For the six months ended September 30, 2021, the Company issued 2,932,230 shares of common stock as follows:

i) 80,522 shares in April 2021 pursuant to a conversion of a $230,000 convertible note and $2,658 in accrued interest at a conversion rate of $2.89 per share;

ii) 4,500 shares in April 2021 pursuant to the exercise of warrants with a strike price of $4.44 per share for cash proceeds of $40,000.

iii) 36,915 shares in May 2021 pursuant to John Lai’s (CEO and a Director of the Company) cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;

iv) 79,767 shares in May 2021 pursuant to a warrant holder’s cashless exercise of a warrants for purchase of 90,500 shares of common stock at a strike price of $1.40 per share;

v) 49,014 shares during May and June of 2021 in exchange for $343,098 in cash to accredited investors, including an officer and two directors of the Company at a price of $7.00 per share;

vi) 43,324 shares in June 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 56,250 shares of common stock at a strike price of $2.22 per share;

vii) 11,000 shares in July 2021 in exchange for $77,000 in cash to accredited investors at a price of $7.00 per share;

viii) 2,500,000 shares and warrants, as part of the units issued on August 13, 2021 in the Public Offering, at a price of $4.50 per unit;

ix) 43,556 shares and warrants in August 2021 pursuant to a conversion of $196,000 shared-settled debt obligation in the Public Offering at a price of $4.50 per unit;

x) 40,038 shares in August 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 48,786 shares of common stock at a strike price of $1.40 per share;

xi) 1,594 shares in September 2021 pursuant to a warrant holder’s exercise of warrants for purchase with a strike price of $1.27 per share for cash proceeds of $2,031; and

xii) 42,000 shares in September 2021 to a service provider for future marketing and investor relations services valued at $210,000.

For the six months ended September 30, 2020, the Company issued 491,083 shares of common stock as follows:

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

iii) 12,500 shares valued at $22,000 on July 1, 2020 to two service providers as follows: a) 10,000 to a marketing and investor relations service provider valued at $17,600; and b) 2,500 to a legal service provider valued at $4,400;

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

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $79,064 for the three months ended September 30, 2021 and $108,108 for the six months ended September 30, 2021. At September 30, 2021, there were approximately $1,774,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.7 years.

Our time-based restricted stock unit activity for the six months ended September 30, 2021 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value(1)

Balance at March 31, 2021	-	-	-

Granted	464,300	$4.05	-
Balance at September 30, 2021	464,300	$4.05	$1,268,000

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of this period.

Warrants

During the six months ended September 30, 2021, the Company issued warrants to purchase an aggregate of 3,043,556 shares of common stock in connection with its Public Offering of Units, as follow:

●	warrants to purchase 2,500,000 shares of the Company’s common stock with a relative value of $4,805,528, at an exercise price of $5.625 per share for five years from the grant date of August 10, 2021 issued to investors in the public offering as part of the units,

●	warrants to purchase 43,556 shares of the Company’s common stock, pursuant to a conversion of $196,000 shared-settled debt obligation in the Public Offering, with a relative value of $83,724, at an exercise price of $5.625 per share for five years from the grant date of August 10, 2021 to the Company’s former Director of Science and Technology and Director pursuant to a note conversion in the public offering as part of the units,

●	warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.625 per share for five years from the grant date of August 10, 2021 issued to ThinkEquity upon exercise of its over-allotment option and pursuant to the Underwriting Agreement. These warrants were considered issuance costs of the Public Offering which resulted in a zero impact on additional paid-in capital.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grants of approximately 315% based on historical volatility.

ii) risk-free rate identical to the U.S. Treasury 5-year treasury bill rate on the date of the grants between 0.82%.

During the six months ended September 30, 2020, the Company issued warrants to purchase a total of 240,627 shares of common stock as follows:

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

iv) warrants for 3,750 shares for two directors board service on July 1, 2020, valued at $6,600 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity and whereas the warrants vest monthly in equal installments for two months from the date of the grant and are exercisable for 5 years from the date of the grant at $1.20 per share

v) warrants for 30,000 shares to a director for consulting services on September 1, 2020, valued at $96,000 using the Black-Scholes model, whereby the value of the warrants is recorded to Stock-based compensation on the statement of equity in equal monthly installments as they vest in equal monthly installments for four months from the date of the grant and are exercisable for 5 years from the date of the grant at $1.40 per share.

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

A summary of warrant activity for the year ending March 31, 2020 and six-month period ending September 30, 2021 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2020	1,234,295	$2.12	1,027,092	$2.13

Issued in conjunction with convertible debt	158,036	1.40
Sold	10,000	4.00
Issued and granted	72,596	1.52
Exercised for cash	(205,946)	(2.21)
Cashless warrant exercises	(142,313)	(1.64)
Expired	(45,000)	(3.78)
Outstanding, March 31, 2021	1,081,668	2.02	881,982	2.00
Issued and granted	3,043,556	5.63
Exercised for cash	(6,094)	(6.90)
Cashless warrant exercises	(237,724)	(1.58)
Expired	(8,608)	(5.98)
Cancelled	(108,000)	(1.80)
Outstanding, September 30, 2021	3,764,798	$4.95	3,682,298	$5.01

At September 30, 2021, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	418,237	$1.35	4.43	418,237	$1.35

2.01-4.00	207,938	2.48	2.84	125,438	2.65

4.01-6.67	3,138,623	5.60	4.75	3,138,623	5.60

Total	3,764,798	4.95	4.61	3,682,298	5.01

For the three months ended September 30, 2021 and 2020, the total stock-based compensation on all instruments was $104,092 and $653,863, respectively. For the six months ended September 30, 2021 and 2020, the total stock based compensation on all instruments was $159,766 and $837,107, respectively. It is expected that the Company will recognize expense after September 30, 2021 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as in the amount of approximately $83,000.

NOTE 16 – SUBSEQUENT EVENT

In November 2021, the Company received a letter from an attorney representing Dr. David Masters, our former Chief Technology Officer and current director, alleging that the Company breached its settlement and consulting agreement with him and owes him additional monies pursuant to these agreements. His attorney also alleges that the Company promised to enter into a new employment agreement with him and failed to fulfill that promise. The Company believes that Dr. Master’s claims are without merit and is consulting with legal counsel to determine next steps. The Company does not believe that this matter will have a material impact on its financial position or results of operations.

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

On August 13, 2021, the Company sold an aggregate of 2,500,000 units at a price to the public of $4.50 per unit (the “Public Offering”), each unit consisting of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $5.625 per share pursuant to an Underwriting Agreement we entered into with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”) The shares of common stock and warrants were transferrable separately immediately after issuance. In addition, pursuant to the Underwriting Agreement, the Company granted ThinkEquity a 45-day option to purchase up to 375,000 additional shares of common stock, and/or 375,000 additional warrants, to cover over-allotments in connection with the Offering, which ThinkEquity partially exercised to purchase 375,000 warrants on the closing date

The Company received gross proceeds of $11,253,850 at the closing of the Public Offering, before deducting underwriting discounts, commissions of eight percent (8%), and offering expenses. The total net proceeds received by the Company in the Public Offering were approximately $9,781,000.

CURRENT BUSINESS OPERATIONS

We are an emerging biomedical device company focused on the licensing and commercialization of innovative medical devices and therapeutics for pets, based in Minneapolis, Minnesota. We operate in the $31.4 billion US veterinary care and products market (market size according to the American Pet Products Association, Morris Animal Foundation). Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals. In addition, the role of pets in the family has greatly evolved in recent years as many pet owners consider their pets an important member of the family and are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

We intend to leverage our investments in the development of human therapeutics to commercialize treatments for pets in a capital and time-efficient way. A key component of this strategy is the accelerated timeline to revenues for veterinary medical devices, which enter the market earlier than the more-stringently regulated veterinary pharmaceuticals or human therapeutics.

Our lead product, Spryng™ (formerly known as Kush®) was launched in September 2021. Spryng™ is a veterinarian-administered joint injection for the treatment of osteoarthritis and lameness in dogs and horses. The Spryng™ device is made from natural components that are lubricious and cushioning to perform like cartilage for the treatment of pain and inflammation associated with osteoarthritis.

We believe that Spryng™ is an optimal treatment that safely improves joint function. The Spryng™ particles are lubricious, cushioning and long-lasting. The spongy, protein-based particles mimic the composition and protective function of cartilage (i.e., providing both a slippery cushion and healing scaffolding) and protect the joint as an artificial cartilage.

According to the 2019 State of Pet Health Report published by Banfield Pet Hospital, osteoarthritis has increased by 66% in dogs over the past 10 years. Using industry sources, we estimate osteoarthritis afflicts approximately 14 million owned dogs in the United States and the European Union, making canine osteoarthritis an estimated potential $4 billion market opportunity; this does not factor in any contra-lateral usage of the product by veterinarians. See Johnston, Spencer A. “Osteoarthritis. Joint anatomy, physiology, and pathobiology;” The Veterinary clinics of North America (1997):699-723; and http://www.americanpetproducts.org/press_industrytrends.asp.

In addition to being a treatment for osteoarthritis, the joint-cushioning and lubricity effects of Spryng™ have shown an ability to treat equine lameness that is due to navicular disease (a problem associated with misalignment of joints and bones in the hoof and digits).

Based on a variety of industry sources we estimate that 1 million owned horses in the United Stated and European Union suffer from lameness and/or navicular disease, making the equine lameness and navicular disease market an annual opportunity worth $550 million; this does not factor in any contra-lateral usage of the product by veterinarians. See Kane, Albert J., Josie Traub-Dargatz, Willard C. Losinger, and Lindsey P. Garber; “The occurrence and causes of lameness and laminitis in the US horse population” Proc Am Assoc Equine Pract. San Antonio (2000): 277-80; Seitzinger, Ann Hillberg, J. L. Traub-Dargatz, A. J. Kane, C. A. Kopral, P. S. Morley, L. P. Garber, W. C. Losinger, and G. W. Hill. “A comparison of the economic costs of equine lameness, colic, and equine protozoal myeloencephalitis (EPM).” In Proceedings, pp. 1048-1050. 2000; and Kilby, E. R. 10 CHAPTER, The Demographics of the U.S. Equine Population, The State of the Animals IV: 2007.

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

We believe that our treatment of osteoarthritis in canines using Spryng™ is far superior to the current methodology of using NSAIDs. NSAIDs have many side effects, especially in canines, whereas the Company’s treatment using Spryng™, to our knowledge, has not elicited any adverse side effects in dogs. Remarkably, Spryng™ treated dogs have shown an increase in activity even after they no longer are receiving pain medication.

No special training is required for the administration of the Spryng™ device. The treatment is injected into synovial joint space using standard intra-articular injection technique and multiple joints can be treated simultaneously. Spryng™ immediately treats effects of osteoarthritis with no special post-treatment requirements.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. The Spryng™ device is veterinarian-administered and should expand practice revenues and margins. We believe that the increased revenues and margins provided by Spryng™ will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues. If we are capitalized in a way the Company feels acceptable to move forward with commercial manufacturing of Spryng™, our challenge will be whether we can consistently operate effectively to manufacture our products and to market and sell them in quantities and prices sufficient to obtain a satisfactory and sustaining profit. We have not done this to date and our challenge is to do so going forward.

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

We plan to commercialize our products in the United States through distribution relationships supported by regional and national distributors and complemented by the use of digital marketing to educate and inform pet owners; and in Europe and the rest of the world through commercial partners. In September 2019, the Company entered into an agreement with a service provider to film a 12-part, monthly series of interviews with our CEO, John Lai, Company key opinion leaders, and other media content to be aired on Bloomberg Television Network alongside 96 commercials; this program started in August 2021.

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

We are a smaller reporting company and have not generated any material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to bring our first products to market. The first of such products is a proprietary gel-like protein-based biomedical material for injection into the afflicted body parts of animals suffering from osteoarthritis or other impairments to be marketed under the trade name Spryng.™ It will provide to veterinarians an innovative treatment for dogs and horses suffering from osteoarthritis.

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2021	2020	2021	2020

Revenues	$4,977	$4,790	$9,122	$6,797

Total Cost of Sales	-	350	5,051	350

Total Operating Expenses	1,108,333	823,007	1,625,946	1,267,082

Total Other Income (Expense)	(2,118)	(529,435)	25,772	(901,375)

Net Loss	$(1,105,474)	$(1,348,002)	$(1,596,102)	$(2,162,010)

Net loss per share - basic and diluted	$(0.13)	$(0.23)	$(0.21)	$(0.37)

* In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was made effective December 29, 2020. All share and per share data has been retroactively adjusted for this reverse split for all period presented.

For The Three Months Ended September 30, 2021 Compared to The Three Months Ended September 30, 2020

Total Revenues. Revenue was $4,977 and $4,790 for three months ended September 30, 2021 and 2020, respectively, and consisted of sales to veterinary clinics.

Total Cost of Sales. Cost of sales was $-0- and $350 for the three months ended September 30, 2021 and 2020, respectively.

Operating Expenses. Operating expenses were $1,108,333 and $823,007 for the three months ended September 30, 2021 and 2020, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses.

General and administrative (“G&A”) expenses were $756,186 and $787,427 for the three months ended September 30, 2021 and 2020, respectively. General and administrative expenses include corporate overhead, financial and administrative contracted services, consulting fees and stock compensation costs.

Sales and marketing expenses were $235,767 and $35,580 for the three months ended September 30, 2021 and 2020, respectively.

Research and development (“R&D”) expenses were $116,380 and $ -0- for the three months ended September 30, 2021 and 2020, respectively. The increase was related to efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $1,103,356 and $818,567 for the three months ended September 30, 2021 and 2020.

Other Expense. Other expense was $2,118 for the three months ended September 30, 2021 as compared to $529,435 for the three months ended September 30, 2020. Other expense in 2021 consisted of interest expense. Other expense in 2020 consisted primarily of derivative expense related to debt financing of $389,300 and interest expense of $140,651.

Net Loss. Our net loss for the three months ended September 30, 2021 was $1,105,474 or ($0.13) as compared to a net loss of $1,348,002 or ($0.23) per share for the three months ended September 30, 2020. Net loss decreased primarily due to the derivative expense recognized on the debt financing in 2020. The weighted average number of shares outstanding was 8,749,233 compared to 5,839,086 for the three months ended September 30, 2021 and 2020, respectively.

For The Six Months Ended September 30, 2021 Compared to The Six Months Ended September 30, 2020

Total Revenues. Revenue was $9,122 and $6,797 for six months ended September 30, 2021 and 2020, respectively, and consisted of sales to veterinary clinics.

Total Cost of Sales. Cost of sales was $5,051 and $350 for the six months ended September 30, 2021 and 2020, respectively.

Operating Expenses. Operating expenses were $1,625,946 and $1,267,082 for the six months ended September 30, 2021 and 2020, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses.

General and administrative (“G&A”) expenses were $1,087,131 and $1,184,820 for the six months ended September 30, 2021 and 2020, respectively. General and administrative expenses include corporate overhead, financial and administrative contracted services, consulting fees and stock compensation costs.

Sales and marketing expenses were $285,498 and $82,262 for the six months ended September 30, 2021 and 2020, respectively.

Research and development (“R&D”) expenses were $253,317 and $ -0- for the six months ended September 30, 2021 and 2020, respectively. The increase was related to efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $1,621,875 and $1,260,635 for the six months ended September 30, 2021 and 2020.

Other Income (Expense). Other income was $25,772 for the six months ended September 30, 2021 as compared to expense of $901,375 for the six months ended September 30, 2020. Other income in 2021 consisted of the forgiveness of PPP Loan and accrued interest of $31,680 partially offset by and interest expense of $5,908. Other expense in 2020 consisted primarily of derivative expense related to debt financing of $731,500 and interest expense of $170,873.

Net Loss. Our net loss for the six months ended September 30, 2021 was 1,596,103 or ($0.21) as compared to a net loss of $ 2,162,010 or ($0.37) per share for the six months ended September 30, 2020. Net loss decreased primarily due to the derivative expense recognized on the debt financing in 2020. The weighted average number of shares outstanding was 7,757,099 compared to 5,787,107 for the six months ended September 30, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwriting public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering. As of September 30, 2021, our current assets were $9,510,922 including $8,817,472 in cash. In comparison, our current liabilities as of that date were $1,217,733 including $1,178,526 of accounts payable and accrued expenses. Our working capital as of September 30, 2021 was $8,293,189.

The Company has continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next 12 months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $1,340,137 of net cash in operating activities for the six months ended September 30, 2021. This cash used in operating activities was primarily attributable to our net loss of $1,596,103, forgiveness of PPP loan and accrued interest of $31,680, an increase in inventory of 74,637 and an increase in prepaid expenses and other assets of $285,238 partially offset by an increase in accounts payable and accrued expenses of $212,506, a decrease in deferred issue costs of $280,163 and stock compensation expense of $159,766.

Net Cash Used in Investing Activities – We used $36,213 of net cash in investing activities for the six months ended September 30, 2021, consisting of purchase of equipment of $17,059 and costs capitalized to patents and trademarks of $19,154.

Net Cash Provided by Financing Activities – During the six months ended September 30, 2021, we were provided with net cash of $10,170,244 from financing activities consisting of $10,242,912 in stock and warrants sale proceeds, which were partially offset by $72,668 in repayments of note payable, including those to directors and a related party.

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

At September 30, 2021, the Company’s inventory has a carrying value of $74,637 and is broken down into $34,123 of finished goods inventory, $80,910 in raw material inventory, and $1,072 in packaging inventory offset by a reserve of $41,468.

At March 31, 2021, the Company’s inventory has a carrying value of $0 and is broken down into $36,973 of finished goods inventory, $8,773 in raw material inventory, and $1,322 in packaging inventory offset by a reserve of $47,068.

MATERIAL COMMITMENTS

Note Payable and Accrued Interest

As of September 30, 2021, we are obligated on notes and accrued interest of $36,800.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2021, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2021 Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital at September 30, 2021 was $8,293,189. We believe this working capital is sufficient to fund operations for the next twelve months (see Liquidity and Capital Resources above).

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Based upon their evaluation of those controls and procedures performed as of September 30, 2021, the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is involved in various legal claims and actions arising in the ordinary course of business, While from time to time claims are asserted that may make demands for sums of money, we do not believe that the resolution of any of these other matters, either individually or in the aggregate, will materially affect our financial position, cash flows or the results of our operations.

ITEM 1A. RISK FACTORS

Not required

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities

In April through September of 2021, the Company issued a total of 432,230 shares of common stock as follows:

(i)	issued 60,014 shares of common stock to various investors for total proceeds of $420,098;
(ii)	issued 6,094 shares upon the exercise of 6,094 warrants for total proceeds of $22,031;
(iii)	issued 80,522 shares upon conversion of debt totaling $232,658;
(iv)	issued 200,044 shares upon the cashless exercise of warrants to purchase 237,724 shares
(v)	issued 42,000 shares valued at $210,000 to a provider of investor relations services over a six-month period, and
(vi)	issued 43,556 shares to a related party for the conversion of a share-settled debt obligation totaling $196,000 concurrent with the up listing to Nasdaq.

All of these transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The purchasers of securities in each of these transactions represented their intention to acquire the securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

(ii)	Use of Proceeds from IPO

On August 13, 2021, we completed our Public Offering pursuant to which we issued and sold an aggregate of 2,500,000 units at the public offering price of $4.50 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.625 per share. The shares of common stock and warrants were transferable separately immediately upon issuance. At the closing of the Public Offering, the underwriter exercised its over-allotment option to purchase an additional 375,000 warrants for an aggregate purchase price of $3,850.

The offer and sale of all of the units in our Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-249452), which was declared effective by the SEC on August 10, 2021 (“Registration Statement”) .. ThinkEquity, a division of Fordham Financial Management, Inc. acted as the sole book-running manager for the offering. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC under the symbols “PETV” and “PETVW,” respectively.

We received aggregate gross proceeds from our Public Offering of $11,253,850 (inclusive of the underwriter’s exercise of its overallotment option to purchase warrants). After deducing underwriting discounts and commissions and other offering expenses, we received net proceeds of approximately $9,781,000 from the Public Offering.

As disclosed in the Registration Statement, we used a portion of the net proceeds from the Public Offering for debt repayment of $101,400 consisting of (i) $36,808 in accrued salary and expenses relating to the CEO; (ii) $20,000 in a note payables to four directors, which accrued interest at a rate of 6.5% per annum and matured in September 2021; and (iii) repayment of $44,554 in a note payable to our former Director of Science and Technology and a director, which accrued interest at a rate of 8% per annum, and maturity date of June 30, 2022.

There has been no material change in our intended use of proceeds from our Public Offering as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 13, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
1.1	Underwriting Agreement dated August 10, 2021 by and between PetVivo Holdings, Inc. and ThinkEquity, a division of Fordham Financial Management, Inc.		8-K		1.1	8-16-2021
4.1	Representative’s Warrant		8-K		4.1	8-16-2021
4.2	Warrant Agent Agreement dated August 10, 2021 by and between PetVivo Holdings, Inc. and Equity Stock Transfer, LLC		8-K		4.2	8-16-2021
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002		X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002		X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		X
101.ins	Inline XBRL Instance Document
101.sch	Inline XBRL Taxonomy Schema
101.cal	Inline XBRL Taxonomy Calculation Linkbase
101.def	Inline XBRL Taxonomy Definition Linkbase
101.lab	Inline XBRL Taxonomy Label Linkbase
101.pre	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 15, 2021	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

November 15, 2021	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

