Form 10-Q
period 2021-12-31
PetVivo Holdings, Inc.
filed 2022-02-10
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act..

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 8, 2022
Common Stock, $0.001	9,775,228

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED December 31, 2021

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2021 (Unaudited)	March 31, 2021
Assets:
Current Assets
Cash and cash equivalents	$7,553,738	$23,578
Accounts receivable	3,186	-
Inventory, net	104,965	-
Prepaid expenses and other assets	373,505	123,575
Total Current Assets	8,035,394	147,153

Property and Equipment, net	269,226	214,038

Other Assets:
Deferred offering costs	-	280,163
Operating lease right-of-use asset	137,921	157,760
Patents and trademarks, net	40,738	27,932
Security deposits	12,830	8,201
Total Other Assets	191,489	474,056
Total Assets	$8,496,109	$835,247

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$263,267	$408,873
Accrued expenses	805,937	554,012
Convertible notes and accrued interest	-	235,671
Accrued expenses – related parties	-	36,808
Operating lease liability – current portion	27,011	26,582
PPP Loan and accrued interest	3,769	39,020
Notes payable and accrued interest - directors	-	20,000
Notes payable and accrued interest – related party	-	44,554
Note payable and accrued interest (current portion)	6,456	39,528
Total Current Liabilities	1,106,440	1,405,048
Other Liabilities
Note payable and accrued interest (net of current portion)	28,837	-
Operating lease liability (net of current portion)	110,910	131,178
Share-settled debt obligation – related party, net of debt discount	-	196,000
Total Other Liabilities	139,747	327,178
Total Liabilities	1,246,187	1,732,226
Commitments and Contingencies (see Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, issued 0 and 0 shares outstanding at December 31, 2021 and March 31, 2021
Common stock, par value $0.001, 250,000,000 shares authorized, issued 9,757,728 and 6,799,113 shares outstanding at December 31, 2021 and March 31, 2021, respectively	9,758	6,799
Additional Paid-In Capital	68,589,822	57,207,648
Accumulated Deficit	(61,349,658)	(58,111,426)
Total Stockholders’ Equity (Deficit)	7,249,922	(896,979)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,496,109	$835,247

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenues	$51,004	$507	$60,126	$7,303

Cost of Sales	98,997	-	104,048	350
Gross Profit (Loss)	(47,993)	507	(43,922)	6,953

Operating Expenses:

Sales and Marketing	404,462	24,484	689,960	106,745
Research and Development	34,326	30,265	287,643	30,265
General and Administrative	1,170,870	331,148	2,258,001	1,515,968

Total Operating Expenses	1,609,658	385,897	3,235,604	1,652,978

Operating Loss	(1,657,651)	(385,390)	(3,279,526)	(1,646,025)

Other Income (Expense)
Gain on Sale of Asset	-	-	-	482
Gain on Debt Restructuring	-	-	-	516
Gain on Debt Extinguishment	-	366,903	-	366,903
Forgiveness of PPP loan and accrued interest	-	-	31,680	-
Derivative Expense	-	(970,600)	-	(1,702,100)
Interest Income (Expense)	15,522	(48,666)	9,614	(219,539)
Total Other Income (Expense)	15,522	(652,363)	41,294	(1,553,738)

Net Loss before taxes	(1,642,129)	(1,037,753)	(3,238,232)	(3,199,763)

Income Tax Provision	-	-	-	-

Net Loss	$(1,642,129)	$(1,037,753)	$(3,238,232)	$(3,199,763)

Net Loss Per Share:
Basic and Diluted	$(0.17)	$(0.16)	$(0.38)	$(0.53)

Weighted Average Common Shares Outstanding:
Basic and Diluted	9,756,945	6,442,549	8,426,135	6,006,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Shares retroactively restated for 1-for-4 reverse stock split in December of 2020.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Nine Months Ended December 31, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$(896,979)
Common stock sold	49,014	50	343,048	-	343,098
Cash paid to exercise warrants	4,500	4	39,996	-	40,000
Stock issued for debt conversion	80,522	80	232,578	-	232,658
Cashless warrant exercises	160,006	160	(160)	-	-
Stock-based compensation	-	-	55,674	-	55,674
Net loss	-	-	-	(490,629)	(490,629)
Balance at June 30, 2021	7,093,155	$7,093	$57,878,784	$(58,602,055)	$(716,178)

Common stock sold	2,511,000	2,511	4,966,020	-	4,968,531
Warrants sold	-	-	4,889,252	-	4,889,252
Cash paid to exercise warrants	1,594	1	2,030	-	2,031
Cashless warrant exercise	40,038	40	(40)	-	-
Stock issued for investor relations services	42,000	42	209,958	-	210,000
Stock-based compensation	-	-	104,092	-	104,092
Stock and warrants granted for debt conversion	43,556	44	195,956	-	196,000
Net loss	-	-	-	(1,105,474)	(1,105,474)
Balance at September 30, 2021	9,731,343	$9,731	$68,246,052	$(59,707,529)	$8,548,254

Stock issued for services	26,085	27	71,053	-	71,080
Vesting of restricted stock units	300	-	-	-	-
Stock-based compensation	-	-	272,717	-	272,717
Net loss	-	-	-	(1,642,129)	(1,642,129)
Balance at December 31, 2021	9,757,728	$9,758	$68,589,822	$(61,349,658)	$7,249,922

Nine Months Ended December 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2020	5,727,965	$5,728	$53,494,747	$(54,588,645)	$52,000	$(1,036,170)
Common stock and warrants sold	20,000	20	51,980	-	(54,000)	-
Warrants issued with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	30,000	30	183,214	-	-	183,244
Net loss	-	-	-	(814,008)	-	(814,008)
Balance at June 30, 2020	5,777,965	$5,788	$53,821,442	$(55,402,653)	-	$(1,575,433)

Common stock sold	226,072	226	316,274	-	-	316,500
Stock-based Compensation	174,752	175	653,688	-	-	653,863
Stock granted for debt conversion	25,002	25	25,357	-	-	25,382
Cashless warrant exercises	15,257	15	(15)	-	-	-
Net loss	-	-	-	(1,348,002)	-	(1,348,002)
Balance at September 30, 2020	6,219,048	$6,219	$54,816,746	$(56,750,655)	$-	$(1,927,690)

Cash paid to exercise warrants	202,499	202	449,791	-	-	449,993
1-for-4 reverse split rounding	724	1	(1)	-	-	-
Stock-based Compensation	-	-	52,490	-	-	52,490
Stock issued for services	-	-	72,000	-	-	72,000
Stock issued for debt conversion	263,568	264	1,728,741	-	-	1,729,005
Cashless warrant exercises	33,140	33	(33)	-	-	-
Net loss	-	-	-	(1,037,753)	-	(1,037,753)
Balance at December 31, 2020	6,718,979	$6,719	$57,119,733	$(57,788,408)	$-	$(661,956)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2021	December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss For The Period	$(3,238,232)	$(3,199,763)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	-	1,702,100
Stock-based compensation	432,483	889,597
Stock issued for services	71,080	72,000
Depreciation and amortization	43,168	73,062
Amortization of debt discount	-	173,174
Forgiveness of PPP loan and accrued interest	(31,680)	-
Intangible impairment	-	23,930
Gain on debt restructuring	-	(516)
Gain on sale of asset	-	(482)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other assets	(44,659)	(120,408)
Increase in accounts receivable	(3,186)	(1,250)
Increase in inventories	(104,965)	(9,971)
Interest accrued on convertible notes payable	(3,013)	37,150
Interest accrued on notes payable - related party	4,013	7,011
Interest accrued on notes payable	-	2,823
Increase (decrease) in accounts payable and accrued expense	106,319	(10,924)
Increase (decrease) in accrued expenses - related party	(36,808)	(47,475)
Net Cash Used In Operating Activities	(2,805,480)	(776,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of equipment	-	482
Purchase of equipment	(91,908)	(118,424)
Disbursements for patents and trademarks	(19,154)	(39,817)
Net Cash Used in Investing Activities	(111,062)	(157,759)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sold	10,200,881	316,500
Proceeds from exercise of warrants	42,031	449,993
Decrease in deferred offering costs	280,163	-
Equity sale proceeds receivable	-	52,000
Proceeds from PPP loan	-	38,665
Proceeds from notes payable	-	27,500
Proceeds from convertible notes	-	322,500
Repayments of convertible notes	-	(28,077)
Repayments of notes payable	(4,235)	(4,190)
Repayments of PPP loan	(3,571)	-
Repayments of notes payable - related party	(48,267)	(19,900)
Repayments of notes payable - directors	(20,300)	-
Net Cash Provided by Financing Activities	10,446,702	1,154,991

Net Increase in Cash and Cash Equivalents	7,530,160	220,837
Cash and Cash Equivalents at Beginning of Period	23,578	10,582
Cash and Cash Equivalents at End of Period	$7,553,738	$230,969

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During The Period For:
Interest	$9,071	$45,850

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$-	$352,941
Stock granted for debt conversion	$232,658	$1,729,005
Stock granted for share-settled debt obligation conversion	$196,000	$-
Stock granted for investor relations services	$210,000	$-
Note payable – related party granted for release of claim to accrued salary	$-	$196,000
Note payable – related party converted into common stock	$-	$25,382

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2021

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

The Company is in the business of commercializing its proprietary medical devices and biomaterials for the treatment of afflictions and diseases in animals, initially for dogs and horses. The Company’s operations are conducted from its headquarter facilities in Minneapolis, Minnesota.

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

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments and derivative instruments and recorded debt discount and valuation of deferred tax assets.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021.

(F) Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of December 31, 2021, the Company did have cash balances in excess of the federally insured limits. At March 31, 2021, the Company did not have any cash balances in excess of the federally insured limits.

(H) Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the assets estimated useful life of (3) years for production and computer equipment and furniture and (5-7) years leasehold improvements.

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

The Company has 3,754,484 warrants outstanding as of December 31, 2021, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $4.95 per share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

The Company has 1,124,803 warrants outstanding as of December 31, 2020, with varying exercise prices ranging from $1.20 to $15.53 per share. The weighted average exercise price for these warrants is $1.99 per share. These warrants are excluded from the weighted average number of shares because they are considered antidilutive.

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

At December 31, 2020, the Company had $280,000 in convertible notes principal and $-0- in interest outstanding that mature in our fiscal quarter ended June 30, 2021. If converted, the $280,000 in outstanding principal and $-0- in accrued interest would convert into 96,924 shares of common stock at a rate of $2.89 per share. Also at December 31, 2020, the Company had a share-settled debt obligation with a related party wherein $196,000 in principal will be converted into units of one share of common stock and one warrant for a share of common stock with the exact number of units to be determined by the terms of an S-1 offering that as of this filing has yet to take place. See Note 8 to these financial statements for more information on the convertible notes discussed in this paragraph.

(K) Revenue Recognition

The Company derives revenue from the sale of pet care products to its veterinarian customers in the Unites States. For performance obligations related to the sale of our pet care products, control transfers to the customer at a point in time. Revenue is recognized upon shipment, which is when control of these products is transferred to our customers and in an amount that reflects the consideration the Company expects to receive for these products. Shipping costs charged to customers are not reported within revenue. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

(L) Accounts Receivable

Accounts receivable are recorded at management’s assessment of the expected consideration to be received, based on a detailed review of historical pricing adjustments and collections. Management relies on the results of the assessment, which includes payment history of the applicable customer as a primary source of information in estimating the collectability of our accounts receivable. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore believe that substantially all accounts receivable are fully collectible.

(M) Research and Development

The Company expenses research and development costs as incurred.

(N) Fair Value of Financial Instruments

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party, notes payable – directors and others. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2021 and March 31, 2021, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2021 and March 31, 2021.

(O) Stock-Based Compensation - Non-Employees

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

(P) Income Taxes

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

(Q) Inventory

Inventories are recorded in accordance with ASC 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology.

(R) Recent Accounting Pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, and early adoption is permitted. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this new guidance will have on its financial statements.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

(S) Reclassifications

A certain account in the prior year financial statements has been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Accrued expenses is reported separately from accounts payable in the balance sheet since the amounts are material. There was no effect on the change in net assets resulting from the reclassifications.

NOTE 2 – INVENTORY

As of December 31, 2021 and March 31, 2021, the Company had inventory of $104,965 and $47,068 of inventory, respectively. At March 31, 2021, the Company has a reserve of $47,068 because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales.

The inventory components are as follows:

	December 31, 2021	March 31, 2021
Finished Goods	$8,520	$36,973
Work in Process	31,424	-
Raw Materials	65,021	8,773
Manufacturing Supplies	-	1,322
	104,965	47,068
Reserve for Obsolete Inventory	-	(47,068)
Total Net	$104,965	$-

At December 31, 2021, both the inventory cost of $47,068 and the related reserve were written off. There was no impact on the cost of sales as the reserve offset the cost.

The Company recognized a benefit to cost of sales of $3,289 related to the change in the reserve of obsolete inventory for the year ended March 31, 2021.

NOTE 3 – PREPAID EXPENSES AND DEFERRED OFFERING COSTS

As of December 31, 2021, the Company had $373,505 in prepaid expenses and other assets consisting primarily of $245,000 in insurance costs, $82,000 in investor relations services, and $36,000 in tradeshows.

As of March 31, 2021, the Company had $123,575 in prepaid expenses and other assets consisting primarily of $78,000 in marketing services, $9,000 in annual OTC registration fee and $9,000 in insurance costs. The Company also had deferred offering costs of $280,163 consisting of legal and accounting costs incurred related to our S-1 and S-1/A filings with the Securities and Exchange Commission on October 13, 2020, December 31, 2020 and March 29, 2021, respectively, which was recorded as a reduction of proceeds as a result of the Company raising capital in its registered offering.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 31, 2021	March 31, 2021
Leasehold improvements	$214,354	$198,015
Production equipment	165,753	128,849
R&D equipment	25,184	25,184
Computer equipment and furniture	48,895	10,130
Total, at cost	454,086	362,178
Accumulated depreciation	(184,960)	(148,140)
Total Net	$269,226	$214,038

During the three months ended December 31, 2021 and 2020, depreciation expense was $13,123 and $10,768, respectively. During the nine months ended December 31, 2021 and 2020, depreciation expense was $ 36,820 and $24,731, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	December 31, 2021	March 31, 2021
Patents	$3,860,057	$3,840,903
Trademarks	26,142	26,142
Total at cost	3,886,199	3,867,045
Accumulated Amortization	(3,845,461)	(3,839,113)
Total net	$40,738	$27,932

During the three-month periods ended December 31, 2021 and 2020, amortization expense was $2,286 and $1,629, respectively. During the nine months ended December 31, 2021 and 2020, amortization expense was $6,348 and $8,353, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31, 2021	March 31, 2021
Accrued payroll and related taxes	$473,699	$221,774
Accrued lease termination expense	332,238	332,238

Total	$805,937	$554,012

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded as of those fiscal years approximately $332,000 as a potential payable to the lessor, which this liability remains as of December 31, 2021 and March 31, 2021 and is included in accrued expenses.

NOTE 7 - RELATED PARTY NOTES PAYABLE

At December 31, 2021 and March 31, 2021, the Company is obligated for a related party note payable and accrued interest in the total amount of $0 and $44,554, respectively; the maturity date of this note was April 30, 2020. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due. Please see Note 10 to these financial statements for more information on this note. The Company repaid this related party note with net proceeds from its Public Offering. See Note 15 – Common Stock and Warrants – Units sold in Public Offering.

The Company entered into notes payable with four directors in March 2021 which accrue interest at a rate of 6% annually and are due in September 2021. At December 31, 2021 and March 31, 2021, the principal and accrued interest outstanding on these notes is $0 and $20,000, respectively. The Company repaid these director notes with net proceeds from its Public Offering.

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At December 31, 2021 and March 31, 2021, the amount outstanding on the note was $35,100 and $39,528, respectively. At March 31, 2021, the note is classified as a current liability as the Company has not been current on its loan payments. At December 31, 2021, the Company is current on its loan payments and classified $6,456 as a current liability and $28,837 in other liabilities.

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At March 31, 2021, the Company was obligated for the outstanding balance of $39,020. The principal and accrued interest may be forgivable and the Company applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full. In June 2021, the Company received forgiveness of principal and accrued interest of $31,680. The remaining principal balance of $3,769 will be paid in monthly payments of $738 ending May 1, 2022.

At March 31, 2021, the Company is obligated for several convertible notes payable in the total amount of $235,671 made up of $230,000 in principal and $5,671 in interest. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash. In April 2021, these notes and accrued interest of $2,658 were converted into 80,522 shares of common stock at a conversion price of $2.89 per share. The remaining accrued interest was paid in cash. At December 31, 2021, there is no outstanding principal or accrued interest outstanding on these notes.

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

A Settlement and General Release (“Settlement Agreement”) was also executed by Dr. Masters to the benefit of the Company as a settlement and general release of any and all past claims, demands, damages, judgements, causes of action and liabilities that Dr. Masters ever had, may have or may acquire against the Company and its subsidiaries, including, but not limited to any claims related to (a) the ownership, operation, business, or financial condition of the Company or its business, (b) any promissory note, loan, contract, agreement or other arrangement, whether verbal or written, including all unpaid interest charges, late fees, penalties or any other charges thereon, entered into or established between Dr. Masters’ and his affiliates and the Company on or prior to the effective date of the Settlement Agreement, or (c) the employment of Dr. Masters by the Company (except for claims directly relating to the breach of the Amendment to Promissory Note, the Promissory Note or the Consulting Agreement).

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

At December 31, 2021 and March 31, 2021, the Company was obligated for principal and accrued interest in the amounts of $-0- and $196,000, respectively, related to the Promissory Note and $0 and $44,554 respectively, related to the Amendment to Promissory Note.

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

The Company used the following assumptions for determining the fair value of the conversion feature in the RDCN referenced in Note 8 to these financial statements, under the binomial pricing model with Monte Carlo simulations at June 15, 2020, September 30, 2020 and October 26, 2020, the issuance, balance sheet, and conversion dates, respectively:

	June 15, 2020	September 30, 2020	October 26,2020
Stock price on valuation date	$.42	$.80	$6.56
Conversion price	$.28	$.28	$1.12
Days to maturity	273	166	140
Weighted-average volatility*	367%	327	197%
Risk-free rate	.18%	.12	.11%

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

In August 2021, the total amount due to the related party was paid from the proceeds of its Public Offering and there is no remaining liability at December 31, 2021.

NOTE 12–RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. The Company made contributions to the plan for the three and nine months ended December 31, 2021 of $2,350, respectively.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. In January 2020, the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable and a grant of $7,500, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term. The base rent as of December 31 and March 31, 2021 is $2,205.

Rent expense for the three-month periods ended December 31, 2021 and December 31, 2020 were $16,549 and $13,343, respectively. Rent expense for the nine months ended December 31, 2021 and December 31, 2020 were $50,952 and $40,479, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2021:

2022	$6,745
2023	27,167
2024	27,710
2025	28,265
2026	28,830
2027	19,475
138,192
Less: amount representing interest	(271)
Total	$137,921

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use assets for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of December 31, 2021, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate are approximately 6 years and 0.12%, respectively, are as follows:

Present value of future base rent lease payments	$137,921
Present value of future base rent lease payments – net	$137,921

As of December 31, 2021, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$137,921
Total operating lease assets	137,921

Operating lease current liability	27,011
Operating lease other liability	110,910
Total operating lease liabilities	$137,921

The Company has employment agreements with its executive officers. As of December 31, 2021, these agreements contain severance benefits ranging from one month to six months if terminated without cause. As of March 31, 2021, the employment agreements to executive officers did not contain severance benefits if terminated without cause.

The Company has received correspondence from an attorney representing Dr. David Masters, our former Chief Technology Officer and current director, alleging that the Company, among other items, breached its settlement and consulting agreement with him and owes him additional monies pursuant to these agreements. His attorney also alleges that the Company promised to enter into a new employment agreement with him and failed to fulfill that promise. The Company believes that Dr. Master’s claims are without merit and has retained legal counsel. The Company does not believe that this matter will have a material impact on its financial position or results of operations.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised net proceeds of approximately $9,781,000 from the sale of 2,500,000 units to the public at a price of $4.50 unit in a registered public offering. Our working capital at December 31, 2021 was $6,928,954. The Company expects to incur losses in the future as we commercially launch Spryng.™ We believe this working capital is sufficient to fund operations for the next twelve months (see Liquidity and Capital Resources above).

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

NOTE 15 – COMMON STOCK AND WARRANTS

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at a Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock authorized under the 2020 Plan is 1,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 450,435 at December 31, 2021.

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

Common Stock

For the nine months ended December 31, 2021, the Company issued 2,958,615 shares of common stock as follows:

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

xii) 42,000 shares in September 2021 to a service provider for future marketing and investor relations services valued at $210,000;

xiii) 25,585 shares in October 2021 to members of the Board of Directors valued at 69,080 as compensation for board service;

xiv) 500 shares in December 2021 to a service provider for consulting services valued at $2,000, and

xv) 300 shares in December 2021 related to vesting of restricted stock units.

For the nine months ended December 31, 2020, the Company issued 990,290 shares of common stock as follows:

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

vii) 25,003 shares valued at $25,383 to three directors on August 14, 2020, pursuant to their conversions of notes in the total outstanding balance amount of $25,382 made up of $25,000 in principal and $382 in accrued interest; these notes had a set conversion price of $1.02 per share;

viii) 263,568 shares in October 2020 pursuant to conversion of $368,995 in principal and interest of the RDCN valued at $1,729,005 as outlined in this Form 10-Q’s note 8;

ix) 32,347 shares in October 2020 pursuant to John Lai’s cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;

x) 202,499 shares in October, November and December to twenty accredited investors pursuant to their exercising of warrants with strike prices of $2.22 per share for cash proceeds of $449,993 recorded to cash paid to exercise warrants; and

xi) 793 shares in October 2020 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 6,750 shares of common stock at a strike price of $4.44 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $251,885 for the three months ended December 31, 2021 and $359,992 for the nine months ended December 31, 2021. At December 31, 2021, there were approximately $1,762,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Our time-based restricted stock unit activity for the nine months ended December 31, 2021 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)

Balance at March 31, 2021	-	-	-

Granted	549,565	$3.86	-
Vested	(300)	13.99
Balance at December 31, 2021	549,265	$3.85	$2,071,000

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of this period.

Warrants

During the nine months ended December 31, 2021, the Company issued warrants to purchase an aggregate of 3,043,556 shares of common stock in connection with its Public Offering of Units, as follow:

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

During the nine months ended December 31, 2020, the Company issued warrants to purchase a total of 240,627 shares of common stock as follows:

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

A summary of warrant activity for the year ending March 31, 2020 and nine-month period ending December 31, 2021 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2020	1,234,295	$2.12	1,027,092	$2.13

Issued in conjunction with convertible debt	158,036	1.40
Sold for Cash	10,000	4.00
Issued and granted	72,596	1.52
Exercised for cash	(205,946)	(2.21)
Cashless warrant exercises	(142,313)	(1.64)
Expired	(45,000)	(3.78)
Outstanding, March 31, 2021	1,081,668	2.02	881,982	2.00
Issued and granted	3,043,556	5.63
Exercised for cash	(6,094)	(6.90)
Cashless warrant exercises	(237,724)	(1.58)
Expired	(15,922)	(5.28)
Cancelled	(108,000)	(1.80)
Outstanding, December 31, 2021	3,757,484	$4.95	3,684,359	$5.01

At December 31, 2021, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	418,237	$1.35	4.18	418,237	$1.35

2.01-4.00	207,938	2.48	2.58	134,813	2.62

4.01-6.67	3,131,309	5.60	4.51	3,131,309	5.60

Total	3,754,484	4.95	4.36	3,684,359	5.01

For the three months ended December 31, 2021 and 2020, the total stock-based compensation on all instruments was $272,717 and $124,490, respectively. For the nine months ended December 31, 2021 and 2020, the total stock based compensation on all instruments was $432,483 and $889,597, respectively. It is expected that the Company will recognize expense after December 31, 2021 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as in the amount of approximately $62,000.

NOTE 16 – SUBSEQUENT EVENT

In October 2021, the Company entered into a new lease agreement of 2,376 square feet of office space with a commencement date of January 1, 2022, which is when the control and right of use for this lease asset will take place. The initial monthly base rent is $2,673 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on March 31, 2027 and the Company has a renewal option for a period of three years.

In January 2022, the Company issued 17,500 shares of its common stock, 10,000 shares related to vesting of restricted stock units and 7,500 shares to a consultant for investor relations services.

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

CURRENT BUSINESS OPERATIONS

We are an emerging biomedical device company based in Minneapolis, Minnesota, focused on the licensing and commercialization of innovative medical devices and therapeutics for pets. We operate in the $31.4 billion US veterinary care and products market (market size according to the American Pet Products Association, Morris Animal Foundation). Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in pets and other animals. In addition, the role of pets in the family has greatly evolved in recent years as many pet owners consider their pets an important member of the family and are now willing to spend greater amounts of money on their pets to maintain their health and quality of life.

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

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace the lost prescription revenues. The Spryng™ device is veterinarian-administered and should expand practice revenues and margins. We believe that the increased revenues and margins provided by Spryng™ will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues. If the Company has sufficient capital to commence commercial manufacturing of Spryng™, its challenge will be whether it can consistently operate effectively to manufacture Spryng™ and other products and market and sell them in quantities and prices sufficient to obtain a satisfactory and sustaining profit. We have not done this to date and our challenge is to do so going forward.

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

RESULTS OF OPERATIONS

The following discussion of our results of operations and financial condition should be read in conjunction with the financial statements and the related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q. In addition, reference should be made to our audited Consolidated Financial Statements and notes thereto, and related Management’s Discussion and Analysis appearing in our Annual Report on Form 10-K for the year ended March 31, 2020. The following discussion includes forward-looking statements. For a discussion of important factors that could cause actual results to differ from results discussed in the forward-looking statements, see “Forward Looking Statements” below and the “Risk Factors” section in our Annual Report on Form 10-K for the year ended March 31, 2021.

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

RESULTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2021	2020	2021	2020

Revenues	$51,004	$507	$60,126	$7,303

Total Cost of Sales	98,997	-	104,048	350

Total Operating Expenses	1,609,658	385,897	3,235,604	1,652,978

Total Other Income (Expense)	15,522	(652,363)	41,294	(1,553,738)

Net Loss	$(1,642,129)	$(1,037,753)	$(3,238,232)	$(3,199,763)

Net loss per share - basic and diluted	$(0.17)	$(0.16)	$(0.38)	$(0.53)

* In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was made effective December 29, 2020. All share and per share data has been retroactively adjusted for this reverse split for all period presented.

For The Three Months Ended December 31, 2021 Compared to The Three Months Ended December 31, 2020

Total Revenues. Revenues increased to $51,004 for the three months ended December 31, 2021 compared to $507 for the three months ended December 31, 2020, and consisted of sales of our Spryng™ product to veterinary clinics. The increase in revenues is due to the Company commercialization of its Spryng™ product in September 2021.

Total Cost of Sales. Cost of sales increased to $98,997 for the three months ended December 31, 2021 compared to $0 for the three months ended December 31, 2021 and 2020, respectively. The increase in s directly related to increased sales of the Spryng™ product. Cost of sales includes product costs related to the sale of products and labor and overhead costs.

Operating Expenses. Operating expenses increased to $1,609,658 for the three months ended December 31, 2021 compared to $385,897 for the three months ended December 31, 2020. Operating expenses consisted of general and administrative (“G&A”), sales and marketing, and research and development expenses. The increase is primarily due to increased G&A expenses and sales and marketing expenses related to the sale of our Spryng™ product.

G&A expenses increased to $1,170,870 for the three months ended December 31, 2021 compared to $331,148 for the three months ended December 31, 2020. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs.

Sales and marketing expenses were $404,462 and $24,484 for the three months ended December 31, 2021 and 2020, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of Spryng™.

Research and development (“R&D”) expenses were $34,326 and $30,265 for the three months ended December 31, 2021 and 2020, respectively.

Operating Loss. As a result of the foregoing, our operating loss was $1,657,651 and $385,390 for the three months ended December 31, 2021 and 2020. The increase was related to the infrastructure costs to support the launch of Spryng™ and the incremental public company costs.

Other Income (Expense). Other income was $15,522 for the three months ended December 31, 2021 as compared to expense of $652,363 for the three months ended December 31, 2020. Other income in 2021 consisted of net interest expense. Other expense in 2020 consisted primarily of derivative expense related to debt financing of $970,600 and interest expense of $48,666 partially offset by a gain on extinguishment of debt of $366,903.

Net Loss. Our net loss for the three months ended December 31, 2021 was $1,642,129 or ($0.17) as compared to a net loss of $1,037,753 or ($0.16) per share for the three months ended December 31, 2020. The increase was related to the infrastructure costs to support the launch of Spryng™ and the incremental public company costs. The weighted average number of shares outstanding was 9,756,945 compared to 6,442,549 for the three months ended December 31, 2021 and 2020, respectively.

For The Nine Months Ended December 31, 2021 Compared to The Nine Months Ended December 31, 2020

Total Revenues. Revenues increased to $60,126 for the nine months ended December 31, 2021 compared to $7,303 for nine months ended December 31, 2020, respectively, and consisted of sales to veterinary clinics. The Company began commercialization of its Spryng™ product in September 2021.

Total Cost of Sales. Cost of sales was $104,048 for the nine months ended December 31, 2021 compared to $350 for the nine months ended December 31, 2020. The increase is directly related to increased sales of the Spryng™ product. Cost of sales includes product costs related to the sale of products and labor and overhead costs. The increase is primarily attributed to our increased sales

Operating Expenses. Operating expenses increased to $3,235,604 for the nine months ended December 31, 2021 and $1,652,978 for the nine months ended December 31, 2020. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The increase is primarily due to increased G&A expenses and sales and marketing expenses related to the sale of our Spryng™ product.

General and administrative (“G&A”) expenses were $2,258,001 and $1,515,968 for the nine months ended December 31, 2021 and 2020, respectively. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs.

Sales and marketing expenses were $689,960 and $106,745 for the nine months ended December 31, 2021 and 2020, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of Spryng™..

Research and development (“R&D”) expenses were $287,643 and $30,265 for the nine months ended December 31, 2021 and 2020, respectively. The increase was related to efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $3,279,526 and 1,646,025 for the nine months ended December 31, 2021 and 2020. The increase was related to the costs to support the launch of Spryng™ and the incremental public company costs.

Other Income (Expense). Other income was $41,294 for the nine months ended December 31, 2021 as compared to expense of $1,553,738 for the nine months ended December 31, 2020. Other income in 2021 consisted of the forgiveness of PPP Loan of $31,680 and net interest income of $9,614. Other expense in 2020 consisted primarily of derivative expense related to debt financing of $1,702,100 and interest expense of $219,539.

Net Loss. Our net loss for the nine months ended December 31, 2021 was $3,238,232 or ($0.38) as compared to a net loss of $ 3,199,763 or ($0.53) per share for the nine months ended December 31, 2020. The weighted average number of shares outstanding was 8,426,135 compared to 6,006,382 for the nine months ended December 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwriting public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering. As of December 31, 2021, our current assets were $8,035,394 including $7,553,738 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,106,440 including $1,069,204 of accounts payable and accrued expenses. Our working capital as of December 31, 2021 was $6,928,954.

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

Net Cash Used in Operating Activities – We used $2,804,480 of net cash in operating activities for the nine months ended December 31, 2021. This cash used in operating activities was primarily attributable to our net loss of $3,238,232, forgiveness of PPP loan and accrued interest of $31,680, an increase in inventory of 104,965 and an increase in prepaid expenses and other assets of $44,559 partially offset by an increase in accounts payable and accrued expenses of $106,319, stock compensation expense of $432,483 and stock issued for services of $71,080.

Net Cash Used in Investing Activities – We used $111,062 of net cash in investing activities for the nine months ended December 31, 2021, consisting of purchase of equipment of $91,908 and costs capitalized to patents and trademarks of $19,154.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2021, we were provided with net cash of $10,446,702 from financing activities consisting of $10,242,912 in stock and warrants sale proceeds and a decrease in deferred offering costs of $280,163, which were partially offset by $76,373 in repayments of note payable, including those to directors and a related party.

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

At December 31, 2021, the Company’s inventory has a carrying value of $104,965 and is broken down into $8,520 of finished goods, $31,424 of work in process and $65,021 in raw material.

At March 31, 2021, the Company’s inventory has a carrying value of $0 and is broken down into $36,973 of finished goods inventory, $8,773 in raw material inventory, and $1,322 in packaging inventory offset by a reserve of $47,068.

MATERIAL COMMITMENTS

Note Payable and Accrued Interest

As of December 31, 2021, we are obligated on notes and accrued interest of $35,293.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2021, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2021 Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital at December 31, 2021 was $6,895,440. We believe this working capital is sufficient to fund operations for the next twelve months (see Liquidity and Capital Resources above).

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 1 – Summary of Significant Accounting Policies and Organizations in Part I - Item 1 Financial Statements of this 10-Q and to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

Based upon their evaluation of those controls and procedures performed as of December 31, 2021, the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

Changes in internal control over financial reporting.

There were no significant changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition or results of operations.

ITEM 1A. RISK FACTORS

The business, results of operations, financial condition, cash flow, and stock price of the Company can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended March 31 2021 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause the Company’s actual financial condition, operating results and cash flow to vary materially from past, or from anticipated future, financial condition operating results and cash flow.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Recent Sales of Unregistered Securities

From October 1, 2021 through December of 2021, the Company issued a total of 26,385 shares of common stock as follows:

(i)	issued 25,585 shares of common stock to members of the Board of Directors as compensation, and
(ii)	issued 800 shares of common stock to a provider of consulting services.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1	Employment Agreement dated November 10, 2021 by and between PetVivo Holdings, Inc. and John Lai		8-K		10.1	11-10-2021
10.2	Employment Agreement dated November 10, 2021 by and between PetVivo Holdings, Inc. and Robert J. Folkes		8-K		10.2	11-10-2021
10.3	Employment Agreement dated November 10, 2021 by and between PetVivo Holdings, Inc. and Randall Meyer		8-K		10.3	11-10-2021
10.4	Employment Agreement dated November 10, 2021 by and between PetVivo Holdings, Inc. and John Dolan		8-K		10.4	11-10-2021
31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.ins	Inline XBRL Instance Document	X
101.sch	Inline XBRL Taxonomy Schema	X
101.cal	Inline XBRL Taxonomy Calculation Linkbase	X
101.def	Inline XBRL Taxonomy Definition Linkbase	X
101.lab	Inline XBRL Taxonomy Label Linkbase	X
101.pre	Inline XBRL Taxonomy Presentation Linkbase	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)	X

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 10, 2022	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

February 10, 2022	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

