Form 10-K
period 2022-03-31
PetVivo Holdings, Inc.
filed 2022-06-24
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 000-55167

PetVivo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0363559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5251 Edina Industrial Blvd. Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

(952) 405-6216

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PETV	Nasdaq Stock Market Inc.
Warrants	PETVW	Nasdaq Stock Market Inc.

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $16,361,168.

As of June 28, 2022, there were 9,988,361 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of seventeen products for the treatment of animals. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

In August 2021, we received net proceeds of approximately $9.7 million in a registered public offering (“Public Offering”) of 2.5 million units at a public offering price of $4.50 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.625 per share. The shares of common stock and warrants were transferable separately immediately upon issuance. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC under the symbols “PETV” and “PETVW,” respectively

The Company was incorporated in March 2009 under Nevada law. The Company operates as one segment from its corporate headquarters in Edina, Minnesota. For further information, see Note 1, Description of the Business, in the note to the consolidated financial statements in Part II, Item 8.

Business Description

The Company is primarily engaged in the business of commercializing and licensing products in the veterinary market to treat and/or manage afflictions of companion animals such as dogs and horses. Most of our technology was developed for human biomedical applications, and we intend to leverage the investments already expended in their development to commercialize treatments for pets in a capital and time-efficient way.

Many of the Company’s products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin and heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g PLA, PLGA and the like) and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary protein-based biomaterials appear to mimic the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Our initial product, Spryng™ is a veterinary medical device designed to help reinforce articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in companion animals. Spryng™ is an intra-articular injectible product of biocompatible and insoluble particles that are slippery, wet-permeable, durable and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng™ with OsteoCushion™ technology addresses the affliction, loss of synovial fluid and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng™-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

We believe Spryng™ is an optimal solution to safely improve joint function in animals for several reasons:

●	Spryng™ addresses the underlying problems which relate to deterioration of cartilage causing bones to contact each other and a lack of synovial fluid. Spryng™ provides a biocompatible lubricious cushion to the joint, which establishes a barrier between the bones, thereby protecting the remaining cartilage and bone.
●	Spryng™ is easily administered with the standard intra-articular injection technique. Multiple joints can be treated simultaneously.
●	Case studies indicate many dogs and horses have long-lasting multi-month improvement in lameness after having been treated with Spryng™.
●	After receiving a Spryng™ injection, many canines are able to discontinue the use of NSAID’s, eliminating the risk of negative side effects.
●	Spryng™ is an effective and economical solution for treating osteoarthritis. A single injection of Spryng™ is approximately $600 to $900 per joint and typically lasts for at least 12 months.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies have recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace lost prescription revenues with safe and effective products. Spryng™ is a veterinarian-administered medical device that should expand practice revenues and margins. We believe that the increased revenues and margins provided by Spryng™ will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues.

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng™ completed a safety and efficacy study in rabbits in 2007. Since that time, more than 800 horses and dogs have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in November 2023. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a canine clinical study with Ethos Veterinary Health in May of 2022 with anticipated completion in fiscal 2023. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng™ in the United States through the use of sales reps, clinical studies and market awareness to educate and inform key opinion leaders on the benefits of Spryng™. We plan to support our commercialization efforts with the use of social media and other methods to educate and inform key opinion leaders and decision makers at the top distributors and high prescriber veterinarians for companion animals of the availability and benefits of Spryng™.

We have established an ISO 7 certified clean room manufacturing facility located in our Minneapolis facility using a patented and scalable self-assembly production process, which reduces the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. We recently began manufacturing commercial quantities and anticipate our ISO 7 certified facility will be able to handle projected production in units for at least the next five years.

We also have a pipeline which includes 17 therapeutic devices for both veterinary and human clinical applications. Some such devices may be regulated by the FDA or other equivalent regulatory agencies, including but not limited to the Center for Veterinary Medicine (“CVM”). We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company’s vast proprietary product pipeline, the Company may establish strategic out-licensing partnerships to provide secondary revenues.

Product Pipeline

Pet Therapeutics	Species	Safety	Pilot	Efficacy	Commercial
VD-01	**Osteoarthritis**	Canine (Spryng™)				**Q2 2022**
VD-02	**Osteoarthritis**	Equine (Spryng)				**Q2 2022**
VD-03	**Digital Cushion Lameness**	Equine & Bovine				**TBD**
VD-04	**Urinary Incontinence**	Canine				**TBD**
VD-06	**Osteoarthritis**	Feline (Spryng)				**TBD**
VD-07	**Mucoadhesive Devices**	Canine & Equine				**TBD**

	Human Therapeutics	Biomaterial Safety	Proof of Concept	Preclinical Studies	Pivotal Trial	FDA Submission	Launch
HD-05	**Dermal Filler**						**TBD**
HD-07	**Osteoarthritis**						**TBD**
HD-08	**Dermal Filler - Lip**						**TBD**
HD-09	**Spinal Disc Repair**						**TBD**
HD-10	**Arteriovenous (AV) Shunt**						**TBD**
HD-11	**Limb Salvage Shunt**						**TBD**
HD-12	**Female Urinary Incontinence**						**TBD**
HD-13	**Peripheral Vascular Graft**						**TBD**
HD-14	**Coronary Artery Bypass Graft**						**TBD**
HD-15	**Drug Eluting Stent Coating**						**TBD**
HD-16	**Mucoadhesive Devices**						**TBD**
HD-17	**Vasculitus Wound Closure**						**TBD**

Particle Based Devices | **Molded Vascular Devices** | **Drug Delivery Devices**

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

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks and trade secrets. We have ten issued United States Patents. In addition to the United States patent portfolio we also have eight patents granted in key markets around the world including Canada, Australia and countries within the European Union.

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

United States Patents:

●	10,967,104 – Encapsulated or Coated Stent Systems
●	10,850,006 – Protein Biomaterials and Bioacervates and Methods of Making and Using Thereof
●	10,744,236 – Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof
●	10,016,534 – Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof
●	9,999,705 – Protein Biomaterials and Bioacervates and Methods of Making and Using Thereof
●	9,107,937 – Wound Treatments with Crosslinked Protein Amorphous Biomaterials
●	8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof
●	8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof
●	8,465,537 – Encapsulated or Coated Stent Systems
●	8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

8 Foreign Patents Granted & Allowed

7 Patent Apps Pending (US & Foreign)

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

Companion Animal Market

Over the last several decades, we believe the animal health market and industry has a strong component in the overall U.S. economy and is more resistant to economic cycles. The veterinary sector is as an attractive area to participate in the growth of the broader healthcare industry without reimbursement risk. The American Pet Products Association (APPA) 2021-2022 National Pet Owners Survey indicates that $123.6 billion was spent on pets in the U. S. in 2021. Vet Care and product sales constitutes about $34.3 billion of the market. The growth in the U.S. companion animal market has been continuing to increase due to the increase in the number of pet-owning households.

The APPA 2021-2022 National Pet Owners Survey indicates U.S. pet ownership reached record levels in 2022. Specifically, 70% of all U.S. households owned a pet in 2022. That’s 90.5 million pet-owning households, up from 84.6 million in 2018. In 2022, dogs and cats were the most popular pet species, owned by 69% and 45% of U.S. households, respectively. APPA also reported that there were 69.0 million dogs and 45.3 million cats in the U.S. APPA reported that 3.5% of U.S. households owned horses in 2022. According to the American Horse Council, the total number of horses owned by U.S. households was 7.2 million.

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

The Morris Animal Foundation estimates that OA effects approximately 14 million adult dogs in the U.S. and owners consistently report it as a top concern.

Horse Osteoarthritis (Lameness)

Equine osteoarthritis is the most common cause of lameness in horses. Equine OA is expensive to manage, with estimated annual costs as high as $10,000-15,000 per horse to diagnose, treat, and medicate, researchers found in one study as referenced in the Horse – Equine Monthly.

As noted previously, the American Horse Council reported the total number of horses owned by U.S. households was 7.2 million. According to an annual National Equine Health Survey conducted in collaboration with the British Equine Veterinary Association in 2016, 26% of horses suffered from lameness. As referenced in the Horse – Equine Monthly (June 2020), studies show 60% of all lameness issues are related to OA. Based on the above assumptions we calculate that there are approximately 1.1 million horses suffering from OA.

Distribution

Most U.S. veterinarians buy a majority of their equipment and supplies from a preferred distributor. More than 75% of veterinarians name Covetrus North America/Butler Schein Animal Health, Inc., Patterson Veterinary, MWI, Midwest Veterinary Supply, Inc. or Victor Medical Company as their preferred distributor. Combined, these top-tier distributors sell more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Covetrus, Patterson and MWI are recognized by manufacturers, distributors and veterinarians as the pre-eminent national companion animal veterinary supply distributors in the US. There are no other distributors that provide equivalent levels of service to manufacturers and regularly visit veterinarians in as wide a geographic area as Covetrus, Patterson or MWI. Midwest and Victor are large, regional distributors. The above data in this paragraph was sourced from File No. 101 0023 at the U.S. Federal Trade Commission.

We plan to have our product distribution leverage the existing supply chain and veterinary clinic and clinician relationships already established by these large distributors. We intend to support and supplement this distribution channel with regional business development & training representatives. We plan to have our business development representatives provide product training to distribution representatives, veterinarians and other veterinary staff. In addition, we intend to have our representatives and veterinarian partners exhibit at key veterinary conferences as well as support ongoing case studies. All of these sales, distribution, marketing and education efforts will also be supported by both veterinarian and pet owner product education and treatment awareness campaigns that will be conducted utilizing a variety of digital media tools. The unique nature and the anticipated benefits provided by our Spryng™ product are expected to generate significant consumer response.

Particle Devices

Orthopedic Joint Treatments

Our lead product, Spryng™, is a treatment for joint pain, which is made of injected, protein-based, biocompatible particles. In vivo studies indicate that the biocompatible particle device can easily be combined with synovial fluid in a rabbit knee to form a joint cushion, buffering the adjacent bones/cartilage where no damage was caused to the cartilage from replacing the synovial fluid. The particles show an effectiveness to augment and reinforce the tissue, cartilage, ligaments and/or bone and/or enhance the functionality of the joint (e.g. reinforce deteriorated components present in the joint to provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

We retained AppTec Laboratories, an independent research organization, to conduct a gel-particle rabbit study in New Zealand in 2007. In this study, six white rabbits (6) were injected in both stifle joints (knees) to fill but not extend the synovial space (~0.5 cc GDP/site). Rabbits were tested every other day for abnormal clinical signs including range of motion and joint observations until sacrifice. Behavioral testing revealed no abnormal scores for range of motion, withdrawal response, or joint observations (all animals were 100% normal). At one week and at four weeks the animals were sacrificed. AppTec pathologists evaluated knee joint histology. The reported cartilage surfaces of the femoral and tibia condyles and the menisci were grossly and histologically 100% normal for all animals and test sites. The test particles were found in all of the injection sites.

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

The feedback from physician investigators was positive with respect to CosmetaLife injection qualities, cosmetic appearance, and its feel to the touch. During the first three to four months of the study, CosmetaLife showed no decrease in efficacy, as compared to Restylane that showed an 11 percent decrease in efficacy. The FDA/IDE approved human clinical trial for the CosmetaLife product through twelve months was found to be the same as compared to control hyaluronic acid product, Restylane (for each interval the consensus of the blinded subjects tested preferred CosmetaLife or showed no preference at 3, 6, 9 and 12 months).

We use existing, scalable processes to reduce the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. We are able to scale the manufacturing process having made batches in up to 2.0-kilogram quantities to near GMP (Good Manufacturing Practices) standards.

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

Regulation – Human and Veterinary Use

Our lead product, Spryng™ and a number of the medical devices that we may manufacture for veterinary applications and human applications, are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing and distribution of medical devices. Medical devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

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

Pertaining to our Spryng™ product (offered for veterinary use only), in the U.S., the FDA does not require submission of a 510(k), PMA, or any pre-market approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. The FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

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

Research and Development

The Company is currently pursuing advancements in the composition, methods of manufacture and use for its proprietary biomaterials. It is anticipated that within the next twelve months the Company will pursue additional third-party studies related to the use of Spryng™ for the treatment of osteoarthritis in canine and equine patients. The Company also anticipates that resources will be expended to advance and improve the manufacturing systems for Spryng™ that will increase product volume and overall efficiency. Finally, the Company anticipates that research and testing will be conducted in the next eighteen months involving the existing Spryng™ formulation and other variations to identify and determine the next commercial product(s) that may be administered to the digital cushion of horses for the treatment of navicular disease.

Employees and Human Capital

As of June 28, 2022, we had 15 employees. We also engage outside consultants to assist with research and development, clinical development and regulatory matters, investor relations, operations, and other functions from time to time.

The Company believes that its success depends on the ability to attract, develop, and retain key personnel. It also believes that the skills, experience, and industry knowledge of its employees significantly benefits its operations and performance. The Company believes that it offers competitive compensation and other means of attracting and retaining key personnel. None of our employees are represented by a labor union and we believe that our relationships with our employees are good.

Insurance

We currently maintain a “life science” commercial insurance policy with coverage in the amount of $5 million for our products and operations. The policy has been designed for those engaged in the life science business. We may face claims in excess of the limits of such insurance. As well, claims made against us may fall outside of our coverage. The policy is a “claims made” policy. Thus, our coverage must be maintained at the time a claim is made for us to be entitled to seek coverage from the issuer of the policy for such claims.

Available Information

The Company files annual, quarterly and current reports, proxy statements and all amendments to these reports and other information with the SEC. The Company makes available free-of-charge, on or through its website at http://www.petvivo.com, the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and all amendments to those filings, as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information on the Company’s website is not incorporated by reference in this Annual Report on Form 10-K. Reports, proxy statements and other information regarding issuers that file electronically with the SEC, including the Company’s filings, are also available to the public from the SEC’s website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

An investment in our common stock and warrants involves a high degree of risk. You should carefully consider the following described risks together with all other information included in this prospectus before making an investment decision with regard to this offering. If one or more of the following risks occurs, our business, financial condition, and results of operations uld be materially harmed, which most likely would result in a decline in the trading price of our common stock and warrants and investors losing part or even all of their investment.

Risks Relating to Our Financial Condition

We have incurred substantial losses to date and could continue to incur such losses.

We have incurred substantial losses since commencing our current business. For the year ended March 31, 2022, we lost approximately $5 million without obtaining any significant commercial revenues and had an accumulated deficit of approximately $63 million. In order to achieve and sustain future revenues, we must succeed in our current efforts to commercialize Spryng™ for treatment of dogs and horses suffering from osteoarthritis. That will require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, conduct clinical trials and tests which show the safety and efficacy of Spryng™ in dogs and horses and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

As of March 31, 2022, we had cash or cash equivalents of $6.1 million. We anticipate that our cash on hand will be adequate to satisfy operational and capital requirements for the next ten months. If we are unable to realize substantial revenues in the near future, we will need to seek additional financing beyond this ten month period to continue our operations. We also most likely will require additional financing to develop additional new products or to expand into foreign markets. Accordingly, our ability to commercialize Spryng™ and other products may be dependent on our receipt of the net proceeds from our future financings

Along with establishing effective production, marketing, sales, and distribution of Spryng™ and other products, we believe that our future capital requirements depend upon the timing and costs of many factors with some of them beyond our control, including our ability to establish an adequate base of veterinarian clinics using our products, costs in obtaining patents and any required regulatory approvals for future products, costs of any future target animal studies, costs related to new product development, costs of finished product inventory, expenses to attract and retain skilled personnel as needed, increased costs related to being a listed public company, and the costs of any future acquisitions of existing companies or IP technologies. There is no assurance that future additional capital will be available to us as needed, or if available upon terms acceptable to us.

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

We are substantially dependent upon the success of Spryng™ and any failure of Spryng™ to achieve market acceptance would harm us significantly.

Our recent efforts and financial resources have primarily been directed toward commercialization of

Spryng™ for the treatment of dogs and horses suffering from osteoarthritis. Accordingly, our prospects rely heavily on the successful launch and follow-up marketing of this products. In addition to establishing effective production, marketing, sales, distribution and training for the use of Spryng™, we believe its successful commercialization will depend on other material factors including our ability to educate and convince veterinarians and pet owners about the benefits, safety and effectiveness of Spryng™, the occurrence and severity of any side effects to pets from use of our products, maintaining regulatory compliance and effective quality control for our products, our ability to maintain and enforce our patents and other intellectual property rights, any increased manufacturing costs from third-party contractors or suppliers, and the availability, cost and effectiveness of treatments offered by competitors.

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

Although for the foreseeable future, our efforts and financial resources will continue to focus on successfully commercializing Spryng™, our future business strategy plan includes the identification of additional animal care products we may license, acquire or develop, and then commercializing such products into a branded product portfolio along with Spryng™. Even if we successfully license, acquire or develop such animal care products from our proprietary technology, or acquire any such new products, we may still fail to commercialize them successfully for various reasons, including competitors offering alternative products which are more effective than ours, our discovery of third-party IP rights already covering the products, harmful side effects caused to animals by the products, inability to produce products in commercial quantities at an acceptable cost, or the products not being accepted by veterinarians and pet owners as being safe or effective. If we fail to successfully obtain and commercialize future new animal care products, our business and prospects may be harmed substantially.

We will rely on third-parties to conduct studies of our current and new products, and if these third parties do not successfully perform their contracted commitments effectively or substantially fail to meet expected study deadlines, we could be delayed from effectively commercializing our future products.

We entered into canine clinical study agreements with Colorado State University on November 25, 2020 and Ethos Veterinary Health in May of 2022. In the future, we may engage other third parties to conduct studies of Spryng™ and other products to be introduced by us. We expect to have limited control over the timing and resources that such third parties will devote to the studies. Although we must rely on the third parties to conduct our studies, we remain responsible for ensuring any of our studies are conducted in compliance with protocols, regulations and standards set by industry regulatory authorities and commonly referred to as current good clinical practices (“cGCPs”) and good laboratory practices (“GLPs”). These required clinical and laboratory practices include many items regarding the conducting, monitoring, recording and reporting the results of target animal studies to ensure that the data and results of these studies are objective and scientifically credible and accurate.

Our success is highly dependent on the clinical advancement of our products and adverse results in clinical trials and other studies could prevent us from effectively commercializing our future products

There can be no assurance that clinical trials or studies of Spryng™ and our other products will demonstrate the safety and efficacy of such products in a statistically significant manner. Failure to show efficacy or adverse results in clinical trials or studies could significantly harm our business. While some clinical trials and studies of our product candidates may show indications of safety and efficacy, there can be no assurance that these results will be confirmed in subsequent clinical trials or studies or provide a sufficient basis for regulatory approval, if required. In addition, side effects observed in clinical trials or studies, or other side effects that appear in later clinical trials or studies, may adversely affect our or our distributors’ ability to market and commercialize our products.

Our operations will rely on third parties to produce our raw materials to produce our products.

We will rely on independent third parties to produce the raw materials (e.g. collagen, elastin and heparin) that we use to produce our Spryng™ products. As such, we will be dependent upon their services and will not be in a position to control their operations as we might if we directly produced these raw materials. While we believe the raw materials used to manufacture Spryng™ products are readily available and can be obtained from multiple reliable sources on a timely basis, circumstances outside our control may impair our ability to have an adequate supply of raw materials to produce our Spryng™ products.

If we experience the rapid commercial growth we anticipate, we may not be able to manage such growth effectively.

We contemplate rapid growth for our business as we bring our Spryng™ products to market and anticipate that will place significant new demands on our management and our operational and financial resources. Our organizational structure will become more complex as we add additional personnel, and we would likely require more financial and staff resources to support and continue our growth. If we are unable to manage our growth effectively, our business, financial condition and results of operations may be materially harmed.

We have a limited marketing and sales organization, and if our current marketing and sales personnel are insufficient or inadequate to support the current introduction of our Spryng™ products, we may not be able to sell these products in quantities to become commercially successful.

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

Based on our determination that our Spryng™ products is a device for the treatment of animals rather than being a pharmaceutical product, we believe we are not required to obtain regulatory approval to produce and market them for their current intended uses. However, we have not received confirmation from any regulatory authority that our determination is correct. The production, marketing and sale of any future products for the treatment of animals based on our proprietary technology may be require us to obtain regulatory approval from the Center for Veterinarian Medicine (“CVM”), a branch of the FDA, and/or the USDA, and also certain state regulatory authorities. Any substantial delay or inability to obtain required regulatory approvals for any new products developed by us could substantially delay or even prevent their commercialization, which would materially adversely impact our business and prospects.

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

As of June 1, 2022, our officers and directors beneficially own or control approximately 30% of our outstanding shares of common stock. This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants.

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

Our internal controls over financial reporting have weaknesses and conditions that require correction or remediation. For the year ended March 31, 2022, we identified three material weaknesses in our assessment of the effectiveness of and procedures. We have (i) deficiencies in the segregation of duties, (ii) deficiencies in the staffing of our financial accounting department and (iii) limited checks and balances in processing cash and other transactions. Any failure by us to implement the changes necessary to maintain an effective system of internal controls could harm our operating results materially and cause investors and financial analysts to lose confidence in our reported financial information. Any such loss of confidence in the investment community would have a negative effect on the trading and price of our common stock and warrants.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 1,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights, and sinking fund provisions. None of our preferred stock will be outstanding at the closing of this offering. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Articles of Incorporation, Bylaws, and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our certificate of incorporation and by-laws and Delaware law, as applicable, among other things:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate. We lease approximately 3,600 square feet of office, laboratory and warehouse space at 5251 Edina Industrial Blvd. Edina, Minnesota. This lease will expire in November 2026.

In January 2022, we leased an additional 2,400 square feet of office space near the location above. This lease will expire in March 2027. Refer to Note 9. Commitments and Contingencies, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our leases.

The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 9. Commitments and Contingencies, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding legal contingencies.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is publicly traded on the Nasdaq Capital Market under the symbol “PETV.”

Number of Stockholders

As of March 31, 2022, there were approximately 287 stockholders of record. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock and anticipate that for the foreseeable future all earnings will be retained for use rather than paid out as cash dividends

Unregistered Sales of Securities

From January 1, 2022 through March 31, 2022, the Company issued a total of 230,633 shares of its common stock as follows:

(i)	issued 51,192 shares of common stock to members of the Board of Directors pursuant to vesting of restricted stock units,
(ii)	issued 58,109 shares of common stock to providers of consulting services, and
(iii)	issued 121,332 shares of common stock related to vesting of restricted stock units.

All of these transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The purchasers of securities in each of these transactions represented their intention to acquire securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Securities Authorized for Issuance

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of March 31, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflect in table)
Plans approved by shareholders(1)	1,000,000	3.20	233,923
Plans not approved by shareholders(2)	757,484	$2.29	—

(1)	PetVivo Holdings, Inc. 2020 Equity Incentive Plan.

(2)	Represents warrants granted to officers, directors, employees, financial advisors, consultants, investors, and other service providers pursuant to individual contracts, investments, awards or arrangements for compensatory purposes.

Use of proceeds from our initial public offering of common stock

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

The offer and sale of all of the units in our Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-249452), which was declared effective by the SEC on August 10, 2021 (“Registration Statement”). ThinkEquity, a division of Fordham Financial Management, Inc. acted as the sole book-running manager for the Public Offering. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC under the symbols “PETV” and “PETVW,” respectively.

We received aggregate gross proceeds from our Public Offering of $11,253,850 (inclusive of the underwriter’s exercise of its overallotment option to purchase warrants). After deducing underwriting discounts and commissions and other offering expenses, we received net proceeds of approximately $9,781,000 from the Public Offering.

As of March 31, 2022, we estimated that we have used approximately $3.7 million of the proceeds for the purposes disclosed in the Registration Statement. There has been no material change in our intended use of proceeds from our Public Offering as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 13, 2021

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this prospectus. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this prospectus, particularly in “RISK FACTORS.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report.

We are a smaller reporting company and have not generated any material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to bring our first products to market. The first of such products is a proprietary gel-like protein-based biomedical material for injection into the afflicted body parts of animals suffering from osteoarthritis or other impairments to be marketed under the trade name Spryng™, formerly known as Kush®. It will provide to veterinarians an innovative treatment for dogs and horses suffering from osteoarthritis.

The independent auditor’s report accompanying our March 31, 2022 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, and our working capital is insufficient to fund our operations for the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATION

	For Fiscal Year Ended March 31,
	2022		2021
Revenues	$115,586		$12,578
Total Cost of Sales	201,154		10,695
Total Operating Expenses	4,970,960		1,960,871
Total Other Income (Expense)	41,533		(1,563,792)
Net Loss	(5,014,995)		(3,522,780)
Net loss per share - basic and diluted	$(.57	)*	$(.57 )*

* In October 2020, the Company approved a 1-for-4 reverse split of our outstanding shares of common stock that was made effective December 29, 2020. All share and per share data has been retroactively adjusted for this reverse split for all period presented.

For The Fiscal Year Ended March 31, 2022 (“fiscal 2022”) Compared to The Year Ended March 31, 2021 (“fiscal 2021”)

Total Revenues. Revenues increased to $115,586 in fiscal 2022 compared to $12,578 in fiscal 2021 and consisted of sales to veterinary clinics. The Company began commercialization of its Spryng™ product in September 2021.

Total Cost of Sales. Cost of sales was $201,154 in fiscal 2022 compared to $10,695 for fiscal 2021. The increase is directly related to increased sales of the Spryng™ product. Cost of sales includes product costs related to the sale of products and labor and overhead costs. The increase and the negative gross margin are primarily attributed to our product costs and related product launch expenses from the commercialization of Spryng™ in September 2021.

Operating Expenses. Operating expenses increased to $4,970,960 in fiscal 2022 compared to $1,960,871 in fiscal 2021. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The increase is primarily due to increased G&A expenses and sales and marketing expenses related to the sale of our Spryng™ product.

General and administrative (“G&A”) expenses were $3,148,494 and $1,767,664 in fiscal 2022 and 2021, respectively. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs.

Sales and marketing expenses were $1,347,585 and $94,997 in fiscal 2022 and 2021, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $474,881 and $98,230 in fiscal 2022 and 2021, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $5,056,528 and 1,958,988 in fiscal 2022 and 2021, respectively. The increase was related to the costs to support the launch of Spryng™ and the incremental public company costs.

Other Income (Expense). Other income was $41,533 in fiscal 2022 as compared to expense of $1,563,792 in fiscal 2021. Other income in fiscal 2022 consisted of the forgiveness of PPP Loan of $31,680 and net interest income of $9,853. Other expense in fiscal 2021 consisted primarily of derivative expense related to debt financing of $1,702,100 and interest expense of $228,595 partially offset by a gain on debt extinguishment of $366,903.

Net Loss. Our net loss in fiscal 2022 was $5,014,995 or ($0.57) as compared to a net loss of $3,522,780 or ($0.57) per share in fiscal 2021. The weighted average number of shares outstanding was 8,760,877 compared to 6,198,717 for fiscal 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwriting public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering. As of March 31, 2022, our current assets were $6,755,400 including $6,106,827 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,173,486 including $1,107,759 of accounts payable and accrued expenses. Our working capital as of March 31, 2022 was $5,581,914.

The Company has continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next 10 months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $4,174,957 of net cash in operating activities in fiscal 2022. This cash used in operating activities was primarily attributable to our net loss of $5,014,995, forgiveness of PPP loan and accrued interest of $31,680 an increase in inventory of $98,313 and an increase in prepaid expenses and other assets of $208,668 partially offset by an increase in accounts payable and accrued expenses of $144,874, stock compensation expense of $702,896 stock issued for services of $84,130 and investor relations services paid in stock of $220,050.

Net Cash Used in Investing Activities – We used $183,183 of net cash in investing activities in fiscal 2022 consisting of purchase of equipment of $154,030 and costs capitalized to patents and trademarks of $29,154.

Net Cash Provided by Financing Activities – During fiscal 2022, we were provided with net cash of $10,441,390 from financing activities consisting of $10,242,912 in stock and warrants sale proceeds and a decrease in deferred offering costs of $280,163, which were partially offset by $81,685 in repayments of note payable, including those to directors and a related party.

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

At March 31, 2022, the Company’s inventory has a carrying value of $98,313 and is broken down into $11,889 of finished goods, $22,960 of work in process and $63,464 in raw material.

At March 31, 2021, the Company’s inventory has a carrying value of $0 and is broken down into $36,973 of finished goods inventory, $8,773 in raw material inventory, and $1,322 in packaging inventory offset by a reserve of $47,068.

MATERIAL COMMITMENTS

Note Payable and Accrued Interest

As of March 31, 2022, we are obligated on notes and accrued interest of $33,750.

PURCHASE COMMITMENTS

The Company issued purchase orders in fiscal year ended March 31, 2022 totaling $250,000 for inventory that we expect to receive within the next year.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2022, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2022 Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital at March 31, 2022 was $5,581,914. We believe this working capital is sufficient to fund operations for the next ten months (see Liquidity and Capital Resources above).

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended March 31, 2022 and 2021 are being filed with this report and commence on page F-1, immediately following the signature page.

ITEM 9. CHANGES AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosures. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were not effective.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2022, our internal control over financial reporting was not effective due to certain material weaknesses including:

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

Our Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in internal control over financial reporting

In the fourth quarter of fiscal 2022, the Company hired a part-time controller to provide our Chief Financial Officer with more time to perform oversight and supervisory functions. We also believe this new hire is the first step in addressing our material weaknesses relating to lack of segregation of duties and deficiencies in the staffing or our accounting department. We intend on hiring additional personnel for our accounting department in the next year. Other than as discussed above, there have been no changes in our internal control over financial reporting in the fourth quarter of 2022.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our executive officers are appointed by and serve at the discretion of our board of directors. The following table includes the names, ages and positions held by our executive officers and directors as of June 24, 2022:

Name	Age	Management and/or Director Positions
John Lai	59	Chief Executive Officer, President and Director
Robert J. Folkes	60	Chief Financial Officer
Randall A. Meyer	59	Chief Operating Officer
John F. Dolan	58	Vice President Business Development, General Counsel, and Secretary
Gregory Cash	65	Chairman
David Deming	62	Director
Joseph Jasper	57	Director
Scott Johnson	57	Director
James Martin	83	Director
Robert Rudelius	66	Director

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

John F. Dolan. Mr. Dolan has served as a director since March 2014, and he served as our Chief Financial Officer from March 2014 to November 2017. Since March 2013, Mr. Dolan also has served as corporate and intellectual property counsel for KILO, Inc. and TerraCOH, Inc., both alternative energy companies. Mr. Dolan has also served as general counsel for Traust IP Finance, LLC since June, 2019. From June 2000 to July 2012, Mr. Dolan was a shareholder in the intellectual property group of the Minneapolis law firm of Fredrikson & Byron, where he specialized in securing and protecting domestic and foreign patent and other IP rights for various clients including biomaterials technology and products. During the past five years, Mr. Dolan also has provided consulting services to several early-stage companies on all aspects of IP asset protection as well as new technology and corporate development. His extensive career in the intellectual property field includes serving as a patent examiner with the U.S. Patent and Trademark Office. Mr. Dolan’s role as a cofounder of the Company and his extensive experience in intellectual property, mergers and acquisitions, private equity, corporate governance, and general corporate law are material factors which demonstrate his qualifications to serve on our Board of Directors.

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

Robert Rudelius. Mr. Rudelius has served as a director of the Company since August 2018. Currently, he is the Chief Executive Officer and Managing Director of Noble Ventures, LLC, a company he founded in 2001 that provides advisory and consulting services to early and mid-stage companies in the information technology, communications, medical technology and social e-commerce industries. He is also the co-founder, President & CEO of MedicaMetrix, Inc., a company that is building a commercialization engine that will launch a stream of medical devices aimed at delivering transformative healthcare solutions for unmet medical needs. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder and CEO of Media DVX, Inc., a start-up business that provided a satellite-based, IP-multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks and cable television operators throughout North America. From April 1998 to April 1999, Mr. Rudelius was the President and Chief Operating Officer of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and re-positioned the software company as a professional technology services company, resulting in the successful sale of the company to British Telecom. From October 1995 through April 1998, Mr. Rudelius was the founding Managing Partner of AT&T Solutions, Inc., a subsidiary of AT&T Inc. (NYSE: T) and headed the Media, Entertainment & Communications industry practice. From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey & Company’s information, technology and systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen & Co. where he was a leader in the firm’s financial accounting systems consulting practice. Mr. Rudelius served as a member of the Axogen, Inc. (NASDAQ: AXGN) Board of Directors for ten years from September 2010 through September 30, 2020, where he served on the audit committee and as a member of the compensation committee. Mr. Rudelius has an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S. in mathematics and economics from Gustavus Adolphus College in St. Peter, Minnesota. Mr. Rudelius’ qualifications to serve on our Board of Directors include his extensive executive leadership and financial experience, particularly in connection with rapid growth technology businesses, and his experience as a director of publicly traded companies.

There are no family relationships between any of our executive officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the Form 3’s, 4’s and 5’s electronically filed with the SEC during fiscal 2022, all such filing requirements applicable to the Company’s directors, executive officers and greater than 10% beneficial owners were complied with, except Mr. Folkes filed his Form 3 late due to administrative issues with securing the filing codes.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. Our Audit Committee consists of three independent directors who are David Deming, James Martin and Joseph Jasper, with Mr. Martin considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. Our Compensation Committee consists of three independent directors who are David Deming, Scott Johnson and Robert Rudelius. Our Nominating Committee consists of three independent directors who are Greg Cash, Joseph Jasper and Robert Rudelius.

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

Director Compensation

Directors who are not employees of the Company are paid director’s fees, in cash, stock, or a combination thereof. In fiscal 2022, we did not pay any cash compensation to our non-employee directors. All compensation was paid with stock and RSU’s, which ½ of the compensation paid with stock on October 1, 2021, the date of grant, and the remaining RSU’s vesting six months from the date of grant. In fiscal 2022, our non-employee directors received the following compensation for their services: each non-employee director received an annual retainer of $40,000; the Chairman received an additional $10,000; each non-employee director serving as a chair of a standing committee received an additional $5,000 and each non-employee director who served on two or more committee received an additional $2,500 per year.

The following table provides information on compensation paid to our non-employee directors for their services as members of our board of directors during our fiscal year ended March 31, 2022:

Name of Director	Fees paid in cash ($)	Stock awards ($)(1)	Warrant awards ($)(2)	All other compensation ($)		Total ($)
Gregory Cash	$—	$51,999	$—	$130,000	(3)	$181,999
David Deming	$—	$39,901	$—	$81,000	(3)	$120,901
Joseph Jasper	$—	$22,499	$—	$—		$22,499
Scott M. Johnson	$—	$38,899	$—	$—		$38,899
James Martin	$—	$22,499	$—	$—		$22,499
Dr. David Masters(4)	$—	$19,999	$—	$77,218	(3)	$97,217
Robert Rudelius	$—	$22,499	$—	$—		$22,499

(1)	The value in this column reflects the aggregate grant date fair value of the stock award as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 15 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2022 Form 10-K.

(2)

The value in this column reflects the aggregate grant date fair value of the warrants as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 15 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2021 Form 10-K. As of March 31, 2022, the aggregate number of outstanding warrants held by Mr. Cash was 27,099; for Mr. Deming was 57,354; for Mr. Jasper was 48,225; for Mr. Johnson was 25,376, for Mr. Martin was 39,800 and for Mr. Rudelius was 44,135.

(3)	Represents consulting fees paid to these directors.

(4)	Mr. Masters was no longer a member of the Board effective as of March 5, 2022.

ITEM 11. EXECUTIVE COMPENSATION

The Company qualifies as a “smaller reporting company” under rules adopted by the SEC. Accordingly, the Company has provided scaled executive compensation disclosure that satisfies the requirements applicable to the Company in its status as a smaller reporting company. Under the scaled disclosure obligations, the Company is not required to provide, among other things, a compensation discussion and analysis or a compensation committee report, and certain other tabular and narrative disclosures relating to executive compensation.

Our named executive officers (“Named Executive Officers” or “NEO’s”) for fiscal year ended March 31, 2022 (“fiscal 2022”) were as follows:

●	John Lai, our Chief Executive Officer and President;
●	Robert Folkes, our Chief Financial Officer; and
●	Randall Meyer, our Chief Operating Officer.

Certain information regarding the compensation of our Named Executive Officer for our fiscal years ended March 31, 2022 (“fiscal 2022”) and March 31, 2021 (“fiscal 2021”) is provided on the following pages.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid to or earned by our Named Executive Officers for fiscal 2022 and 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John Lai	2022	202,083	20,000	481,500	—	$6,160	$709,743
CEO and President	2021	91,668	—	148,602	—	—	$240,270

Robert J. Folkes Chief Financial Officer(4)	2022	211,250	100,000	173,340	—	$3,348	$487,938

Randall Meyer Chief Operating Officer(5)	2022	128,333	30,000	208,650	—	—	$366,983

(1)	Amounts reported represents discretionary bonus payments on amounts earned in fiscal 2022, which will be paid after the Company files its Annual Report on 10-K for fiscal 2022 with the SEC.

(2)	Amounts shown represents grant date fair value computed in accordance with ASC Topic 718, with respect to restricted stock awards (based on the closing price of our common stock on the grant date) and stock option awards. Information regarding the valuation assumptions used in the calculations are included in “Note 15 – Stockholder’s Equity” of our audited consolidated financial statements included in our 2022 Form 10-K.

(3)	Represents the payment of health insurance premiums by the Company for Mr. Lai and Mr. Folkes.

(4)	Mr. Folkes was appointed to serve as the Company’s Chief Financial Officer on April 14, 2021.

(5)	Mr. Meyer was appointed to serve as the Company’s Chief Operating Officer on September 10, 2021.

Narrative Disclosure to the Summary Compensation table

The following is a discussion of certain terms that we believe are necessary to understand the information disclosed in the Summary Compensation Table.

Base Salaries

The Company’s Named Executive Officers receive a base salary for services rendered to the Company, which is set forth in their respective employment agreements. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. From April 1, 2020, through September 8, 2021, Mr. Lai received a base salary of $100,000 which was increased to $275,000, effective as of September 1, 2022. Mr. Folkes joined the Company on April 14, 2021, and his initial salary was $190,000 per year, which was increased to $240,000 per year effective as of September 1, 2022. Mr. Meyer joined the Company, as its Chief Operating Officer, on September 1, 2021 and his base salary is $220,000 per year.

Bonuses

In November 2021, the Company established a bonus plan for its executives and employees, with a performance target based on total revenues. If the Company achieved the performance target, each employee would receive a bonus equal to a certain percentage of his or her salary. The Company realized that the performance target would not be achieved because the Company’s ability to sell its lead product, Spryng™, was limited because it did not have canine and equine studies which distributors and other vendors needed to review before purchasing the Company’s products. The Compensation Committee determined that the performance target was unrealistic and not an appropriate target for the Company at this time. The Compensation Committee believed that the executives and other employees had done exceptional work in transitioning the Company from being a start-up company to a revenue-producing company. As such, the Compensation Committee awarded discretionary bonuses to the executives and other employees. The Compensation Committee awarded discretionary bonuses to Mr. Lai, Mr. Folkes, and Mr. Meyers for their services in fiscal 2022 in the amounts of $20,000, $100,000, and $30,000, respectively. The Company will not make these bonus payments to the Named Executive Officers until its files its 10-K for its fiscal year ended March 31, 2022.

Equity Compensation

Our Compensation Committee administers our 2020 Equity Incentive Plan (the “Equity Incentive Plan”) and approves the amount of, and terms applicable to, grants of stock options, restricted stock units, and other types of equity awards to employees, including the Named Executive Officers. The Equity Incentive Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU’s), and stock bonus awards (all such types of awards, collectively, “equity awards”), although incentive stock options may only be granted to employees.

On April 14, 2021, the Company granted 34,000 RSU’s to Mr. Folkes pursuant to the terms of his employment agreement. These RSU’s vest over a three year period, with 10,000 RSU’s vesting on January 1, 2022, 10,000 vesting on January 1, 2023, and 14,000 vesting on January 1, 2024. Furthermore, these RSU grants are subject to Mr. Folkes remaining employed at the Company.

On September 9, 2021, the Compensation Committee granted RSU’s to our Named Executive Officers for their exceptional performance in assisting the Company in closing its public offering in which it raised $11.2 million in gross proceeds and listed its common stock and warrants on the NASDAQ Capital Market. The Named Executive Officers received the following RSU grants (“November 2021 RSU Grants”): Mr. Lai – 150,000 RSU’s, Mr. Folkes – 54,000 RSU’s, and Mr. Meyer – 65,000 RSU’s. These RSU’s vest in three installments, with 1/3 vesting on March 31, 2022, 1/3 vesting on March 31, 2023 and 1/3 vesting on March 31, 2024, based upon continued employment with the Company.

For the grant date fair values of the options and RSU’s, please see the Summary Compensation Table above.

Perquisites

We offer health insurance to our Named Executive Officers on the same basis that these benefits are offered to our other eligible employees. We offer a 401(k) plan to all eligible employees. The Company also provides other benefits to its Named Executive Officers on the same basis as provided to all of its employees, including vacation and paid holidays.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2022

The following table sets forth for each Named Executive Officer, information regarding outstanding equity awards as of March 31, 2022. The option awards and per share amounts for all periods reflect our 1-for-4 reverse stock split, which was effective December 29, 2020. Market value is based on the closing stock price of $2.04 on March 31, 2022.

	Option Awards						Stock Awards
Name	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)

John Lai	75,000	(1)	60,000	(1)	2.24	10/31/2024	100,000	(2)	$204,000
	19,847		—		1.95	12/31/2024	—		—
	24,253		—		1.27	3/31/2025	—		—
	7,441		—		1.60	6/30/2025	—		—

Robert J. Folkes	—		—		—	—	60,000	(3)	$122,400
	—		—		—	—	—		—

Randall Meyer	10,547		—		1.20	1/15/2029	43,333	(4)	$88,399
	1,213		—		1.95	12/31/2024	—		—
	1,104		—		1.27	3/31/2025	—		—
	559		—		1.60	6/30/2025	—		—
	—		—		—	—	—		—

(1)	Mr. Lai was granted a warrant to purchase up to 135,000 shares of our common stock at an exercise price of $2.24 per share pursuant to his employment agreement. The warrants have a five-year term and 90,000 warrants vest quarterly over a three-year term and 45,000 warrants vest based on certain performance conditions; 22,500 of which have expired and 22,500 of which vest if the Company completes a successful listing on the Exchange and sustains a stock price of at least $16.00 for the thirty consecutive days of trading.

(2)	Comprised of 100,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest in equal installments on March 31, 2023, and March 31, 2024, subject to the executive’s continued employment with the Company. The RSU’s will vest automatically if there is a Change of Control (as defined in our Equity Incentive Plan).

(3)	Comprised of 24,000 unvested shares underlying an RSU award granted on April 14, 2021, with 10,000 shares vesting on January 1, 2023, and 14,000 shares vesting on January 1, 2024, and 36,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest in equal installments on March 31, 2023, and March 31, 2024, with both RSU awards subject to the executive’s continued employment with the Company. The RSU’s will vest automatically if there is a change of control (as defined in our Equity Incentive Plan.)

(4)	Comprised of 43,333 unvested shares underlying an RSU award granted on September 9, 2021, which will vest in equal installments on March 31, 2023, and March 31, 2024, subject to the executive’s continued employment with the Company. The RSU’s will vest automatically if there is a Change of Control ( as defined in our Equity Incentive Plan).

Executive Employment Agreements

Prior Employment Agreements

The Company entered into an employment agreement (“2019 Agreement”) with John Lai on October 1, 2019, to serve as the Company’s Chief Executive Officer for a term of 3 years. Mr. Lai’s annual base salary was a minimum of $100,000 or such higher amount, as determined by the Board. Mr. Lai could be terminated for Cause or without cause upon ten (10) days advance written notice. Mr. Lai was eligible to receive discretionary bonuses, as determined by the Board, and eligible for all employee benefits provided to executives of similar tenure. His 2019 Agreement contained customary confidentiality and non-competition provisions which survived for a period of one year after his employment with the Company was terminated. As discussed below, Mr. Lai’s 2019 Agreement was replaced with a new employment agreement on November 10, 2021.

The Company entered into an employment agreement (“April 2021 Agreement”) with Robert Folkes on April 14, 2021, to serve as the Company’s Chief Financial Officer. The employment agreement was for a term of approximately two years and nine months and terminated on January 31, 2024. Mr. Folkes’ annual base salary was $190,000 per year and he was eligible to receive a bonus of up to 50% of his base salary based upon the achievement of performance goals developed by the Compensation Committee. He could be terminated for cause or without cause upon ten (10) days advance written notice. His employment agreement contained customary confidentiality and non-competition provisions which survived for a period of one year after his employment with the Company was terminated. As discussed below, Mr. Folkes April 2021 Agreement was replaced with a new employment agreement on November 10, 2021

Current Employment Agreements

Effective as of November 10, 2021, the Company entered into new employment agreements with Mr. Lai, which replaced his 2019 Agreement, and Mr. Folkes which replaced his April 2021 Agreement. In addition, the Company entered into a new employment agreement with Randall Meyer to serve as the Company’s Chief Operating Officer effective as of November 10, 2021. With the exception of salary and severance payments, the employment agreements are substantially similar.

All of these employment agreements expire on September 30, 2024. Messrs. Lai, Folkes, and Meyer each have annual base salaries of $275,000, $240,000 and $220,000, respectively, subject to potential increase or decrease from time to time as determined by the Compensation Committee of the Board of Directors. The employment agreements also provide for a target annual bonus as determined by the Compensation Committee. In addition to an annual salary and bonus, the employment agreements provide that the executive officers are entitled to participate in any equity and/or long-term compensation programs established by the Company for senior executive officers and all of the Company’s retirement, group life, health, and disability insurance plans and any other employee benefit plans.

The employment agreements provide for termination of the executive officers at any time by the Company for Cause (as defined in the employment agreements) or without Cause. If an executive officer is terminated for Cause, he will receive his salary through the termination date and reimbursement of any unpaid expenses and accrued but unused vacation/paid time off (“Accrued Obligations”). If the executive officer’s employment is terminated by the Company without Cause, subject to the execution of a release of any and all claims or potential claims against the Company, the executive officer will be entitled to receive a severance payment, his accrued but unpaid bonus, if any, and any Accrued Obligations owed through the termination date, in a lump sum payment within 10 days after the termination date. Mr. Folkes will receive a severance payment equal to 6 months of his base salary. Mr. Lai and Mr. Meyer will each receive a severance payment equal to 1 month’s base salary. If the executive’s employment is terminated as a result of his death or disability, he or his estate will receive his compensation through the date of termination, his accrued and unpaid bonus, if any, and Accrued Obligations through the date of termination.

Each executive officer is required to agree to non-competition, non-solicitation, and confidentiality obligations. The confidentiality covenants are perpetual, while the non-compete and non-solicitation covenants apply during the term of the new employment agreements and for 12 months following the executive officer’s termination.

Potential Payments on Change in Control or Termination without Cause under November RSU Grants

The employment agreements for Mr. Lai, Mr. Folkes, and Mr. Meyer do not contain any provisions providing for the acceleration of any salary or bonus payments if there is a change in control. The RSU Grants awarded to Mr. Lai, Mr. Folkes, and Mr. Meyer on September 9, 2021, and to Mr. Folkes on April 14, 2021 pursuant to our Equity Incentive Plan contain provisions that provide for accelerated vesting of the RSU’s if there is a change of control of the Company (as such term is defined in the Equity Incentive Plan). In addition, if Mr. Lai, Mr. Folkes, or Mr. Meyer is terminated without cause, any RSU’s that would have vested on or before the first anniversary of such termination had the executive remained employed shall be accelerated and deemed to have vested as of the termination date. Any time-based Restricted Shares that have not vested as described above may not be transferred and will be forfeited on the date the Named Executive Officer’s employment with the Company terminates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 1, 2022 (the “Record Date”), we had 9,988,361 shares of our common stock issued and outstanding. The following table sets forth, as of the Record Date, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers and beneficial owners of more than 5% of our outstanding common stock is c/o PetVivo Holdings, Inc., 5251 Edina Industrial Blvd., Edina, MN 55439. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

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

Name of Officers, Directors, and Beneficial Owners	Amount and Nature of Beneficial Owner		Percent of Class
Named Executive Officers and Directors John Lai	1,092,307 shares	(1)	10.94%

Robert J. Folkes	41,000 shares	(2)	*

Randall A. Meyer	581,767 shares	(3)	5.78%

Scott Johnson	200,941 shares	(4)	2.01%

Gregory Cash	62,149 shares	(5)	*

David Deming	87,244 shares	(6)	*

James Martin	142,318 shares	(7)	1.42%

Joseph Jasper	65,767 shares	(8)	*

Robert Rudelius	189,468 shares	(9)	1.90%

All directors and named executive (officers as a group 9 persons)	2,458,185 shares	(10)	24.61%
5% Stockholders

John F. Dolan	581,767 shares	(11)	5.82%

Stanley Cruden	757,372 shares	(12)	7.58%

David B. Masters	1,155,782 shares	(13)	8.39%

* Less than 1%.

(1)	Amount consists of 957,992 shares owned directly by Mr. Lai, and warrants to purchase 126,815 shares that are vested or will vest within 60 days of the Record Date.
(2)	Amount consists of 41,000 shares directly owned by Mr. Folkes.
(3)	Amount consists of 563,568 shares that are owned directly by Mr. Meyer and includes warrants to purchase 13,423 shares that are vested or will vest within 60 days of the Record Date.

(4)	Amount consists of 175,565 shares held by Mr. Johnson directly and includes warrants to purchase 25,376 shares that are vested or will vest within 60 days of the Record Date.
(5)	Amount consists of 35,050 shares held by Mr. Cash directly and warrants to purchase 27,099 shares that are vested or will vest within 60 days of the Record Date.
(6)	Amount consists of 29,890 shares held by Mr. Deming directly or with his spouse and warrants to purchase 57,354 shares that are vested or will vest within 60 days of the Record Date.
(7)	Amount consists of 102,518 shares held by Mr. Martin directly, his two IRA accounts, by Martinmoore Holdings, LLP, a company controlled by Mr. Martin who exercises sole voting and dispositive power over the shares, warrants to purchase 39,800 shares that are vested or will vest within 60 days of the Record Date.
(8)	Amount includes 17,542 shares held directly by Mr. Jasper and warrants to purchase 48,225 shares that are vested or will vest within 60 days of the Record Date.
(9)	Amount includes 145,333 shares held by Mr. Rudelius directly, in his IRA, and by Noble Ventures, LLC, a company controlled by Mr. Rudelius and warrants to purchase 44,135 shares that are vested or will vest within 60 days of the Record Date.
(10)	Amount includes warrants owned by all of our named executive officers and directors, as a group, to purchase an aggregate of 389,727 shares that are vested or will vest within 60 days of the Record Date.
(11)	Amount consists of 497,905 shares held directly by Mr. Dolan and warrants to purchase 83,862 shares that are vested or will vest within 60 days of the Record Date.
(12)	As reported in Mr. Cruden’s Amendment No. 8 to his Schedule 13G filed with the SEC on May 20, 2022.
(13)	Amount consists of 1,114,082 shares held directly by Dr. Masters and warrants to purchase 41,700 shares that are vested or will vest within 60 days of the Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a summary of the transactions since April 1, 2020 between the Company and its executive officers, directors, nominees for directors, principal shareholders and related parties involves amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

David Masters

Note and Settlement Agreement

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

At the closing of the Company’s public offering on August 13, 2021, the Note was converted into 43,556 Units, which consisted of 43,556 shares of the Company’s common stock and warrant to purchase 43,556 shares of our common stock. The warrants have an exercise price of $5.625 per share and expire on August 13, 2026. The Company also repaid the outstanding balance under the Amendment, which was $25,954 as of the closing date of the public offering.

As of May 11, 2022, the Company believed that it had satisfied all of its obligations to Dr. Masters in full. However, the Company received correspondence from an attorney representing Dr. David Masters, alleging, among other items, that the Company breached the Settlement Agreement and Consulting Agreement with him and owes him additional monies pursuant to these agreements. The Company believes that Dr. Master’s claims are without merit and has retained legal counsel to respond to these allegations. The Company does not believe that this matter will have a material impact on its financial position or results of operations.

Warrants

On September 4, 2020, the Company granted warrants for 30,000 shares of its common stock valued at $96,000 to David Masters for production and manufacturing consulting services, at a price of $1.40 per share, vesting in equal monthly amounts over the four-month period ending December 31, 2020 for a term of 5 years from the date of the grant.

John Lai

On December 16, 2019, PetVivo, John Lai, Wesley Hayne and Edward Wink entered into an escrow agreement (“Escrow Agreement”) which replaced the prior escrow agreement dated June 7, 2017 between the parties. Pursuant to the Escrow Agreement, the escrow agent held 254,018 shares of the Company’s common stock registered in the name of Mr. Lai in escrow, which shares would be released when (i) PetVivo obtains equity financing in an amount of at least $5 million and (ii) PetVivo’s listed on Nasdaq, the New York Stock Exchange or an equivalent securities exchange. This condition was met on August 13, 2021 and the shares were released to Mr. Lai.

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

In May 2021, Mr. Lai converted 42,188 warrants into common stock with an exercise and conversion price of $1.33 per share into 36,915 shares of our common stock on a cashless basis pursuant to the warrants cashless conversion feature.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the fees for professional audit services rendered by Assurance for the audit of the Company’s annual financial statements for the fiscal years ended March 31, 2022 and 2021, and fees for other services rendered by Assurance during those periods:

Fee Category	Fiscal 2022	Fiscal 2021
Audit Fees	$73,605	$45,130
Audit-Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0
Total Fees	$73,605	$45,130

Audit Fees. Audit fees consist of fees related to professional services rendered in connection with the audit of our annual audited financial statements and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings during these time periods.

Audit-Related Fees. Audit-related fees, which were not incurred, would consist of fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed under “Audit Fees.”

Tax Fees. Tax fees, which were not incurred, would include fees for professional services for tax compliance, tax advice, and tax planning work.

All Other Fees. All Other fees, which were not incurred, would include fees for products and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging our accountants to perform a particular service, our Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, as amended*

3.2	Bylaws (incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1 (File No. 333-173569) filed with the SEC on April 18, 2011).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4 in the Company’s Form 10-K for fiscal 2021 filed with the SEC on June 29, 2021).

10.1	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and John Lai (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on November 10, 2021).

10.2	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and Robert Folkes (incorporated by reference to Exhibit 10.2 in the Company’s Form 8-K filed with the SEC on November 10, 2021).

10.3	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and Randall Meyer (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on November 10, 2021).

10.4	PetVivo, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix B in the Company’s Definitive Information Statement filed with the SEC on September 1, 2020).+

10.5	Form of Stock Option Agreement for use with the PetVivo Holdings, Inc. 2020 Equity Incentive Plan*+

10.6	Form of Restricted Stock Unit Award Agreement for use with the PetVivo Holdings, Inc. 2020 Equity Incentive Plan*+

10.7	Employment Agreement dated as of April 14, 2021 between PetVivo Holdings, Inc. and Robert J. Folkes (incorporated by reference to 10.1 in the Company’s Form 8-K filed with the SEC on April 15, 2021).+

10.8	Settlement and General Release Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and its wholly-owned subsidiaries and David B. Masters (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.9	Consulting Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 17, 2020). +

10.10	Note Conversion Agreement effective as of October 15, 2020 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2020).

10.11	Employment Agreement dated October 1, 2019 between PetVivo Holdings, Inc. and John Lai (incorporated by reference to Exhibit 10.25 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2019 filed with the SEC on February 7, 2020.

10.12	Escrow Agreement effective as of December 16, 2019 by and between PetVivo Holdings, Inc., John Dolan and John Lai (incorporated by reference to Exhibit 10.13 in the Company’s reference to Exhibit 10.3 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

21.1	List of Subsidiaries*

23.1	Consent of Assurance Dimensions, Inc.*

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+ Indicates compensatory plan

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

ITEM 17.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

June 24, 2022	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

June 24, 2022	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Lai	June 24, 2022
John Lai
CEO, President and Director
(Principal Executive Officer)

/s/ Robert J. Folkes	June 24, 2022
Robert J. Folkes
Chief Financial Officer

/s/ Robert Rudelius	June 24, 2022
Robert Rudelius
Director

/s/ David Deming	June 24, 2022
David Deming
Director

/s/ Joseph Jasper	June 24, 2022
Joseph Jasper
Director

/s/ Scott Johnson	June 24, 2022
Scott Johnson
Director

/s/ Gregory Cash	June 24, 2022
Gregory Cash
Director

/s/ James Martin	June 24, 2022
James Martin
Director

PETVIVO HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Petvivo Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petvivo Holdings, Inc. (the Company) as of March 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended March 31, 2022 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 14 to the consolidated financial statements, the Company has suffered recurring losses for the year ended March 31, 2022. For the year ended March 31, 2022, the Company had a net loss of $5,014,995 and net cash used in operating activities of $4,174,957; and as of March 31, 2022 an accumulated deficit of $63,126,421. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
Margate, Florida June 24, 2022

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	March 31, 2021
Current Assets
Cash and cash equivalents	$6,106,827	$23,578
Accounts receivable	2,596	-
Inventory, net	98,313	-
Prepaid expenses and other assets	547,664	123,575
Total Current Assets	6,755,400	147,153

Property and Equipment, net	311,549	214,038

Other Assets:
Deferred offering costs	-	280,163
Operating lease right-of-use asset	299,101	157,760
Patents and trademarks, net	48,452	27,932
Security deposits	12,830	8,201
Total Other Assets	360,383	474,056
Total Assets	$7,427,332	$835,247

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$323,384	$408,873
Accrued expenses	784,375	554,012
Convertible notes and accrued interest	-	235,671
Accrued expenses – related parties	-	36,808
Operating lease liability – current portion	59,178	26,582
PPP Loan and accrued interest	-	39,020
Notes payable and accrued interest - directors	-	20,000
Notes payable and accrued interest – related party	-	44,554
Note payable and accrued interest (current portion)	6,549	39,528
Total Current Liabilities	1,173,486	1,405,048
Other Liabilities
Note payable and accrued interest (net of current portion)	27,201	-
Operating lease liability (net of current portion)	239,923	131,178
Share-settled debt obligation – related party, net of debt discount	-	196,000
Total Other Liabilities	267,124	327,178
Total Liabilities	1,440,610	1,732,226
Commitments and Contingencies (see Note 13)
Stockholders’ Equity (Deficit):
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2022 and March 31, 2021	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 9,988,361 and 6,799,113 shares issued and outstanding at March 31, 2022 and March 31, 2021, respectively	9,988	6,799
Additional Paid-In Capital	69,103,155	57,207,648
Accumulated Deficit	(63,126,421)	(58,111,426)
Total Stockholders’ Equity (Deficit)	5,986,722	(896,979)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,427,332	$835,247

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2022	2021
Revenues	$115,586	$12,578

Cost of Sales	201,154	10,695
Gross Profit (Loss)	(85,568)	1,883

Operating Expenses:

Sales and Marketing	1,347,585	94,977
Research and Development	474,881	98,230
General and Administrative	3,148,494	1,767,664

Total Operating Expenses	4,970,960	1,960,871

Operating Loss	(5,056,528)	(1,958,988)

Other Income (Expense)
Gain on Debt Extinguishment	-	366,903
Forgiveness of PPP loan and accrued interest	31,680	-
Derivative Expense	-	(1,702,100)
Interest Income (Expense)	9,853	(228,595)
Total Other Income (Expense)	41,533	(1,563,792)

Net Loss before taxes	(5,014,995)	(3,522,780)

Income Tax Provision	-	-

Net Loss	$(5,014,995)	$(3,522,780)

Net Loss Per Share:
Basic and Diluted	$(0.57)	$(0.57)

Weighted Average Common Shares Outstanding:
Basic and Diluted	8,760,877	6,198,717

The accompanying notes are an integral part of these audited consolidated financial statements.

Shares retroactively restated for 1-for-4 reverse stock split in December of 2020.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY(DEFICIT)

	Shares	Amount	Capital	Deficit	Issued	Total
Year Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)		$(896,979)
Common stock sold	2,560,014	2,560	5,309,069	-		5,311,629
Warrants sold	-	-	4,889,252	-		4,889,252
Cash paid to exercise warrants	6,094	6	42,025	-		42,031
Cashless warrant exercise	200,044	200	(200)	-		-
Stock issued for services	126,194	126	524,104	-		524,230
Stock-based compensation	-	-	702,896	-		702,896
Stock issued for debt conversion	80,522	80	232,578	-		232,658
Vesting of restricted stock units	172,824	173	(173)	-		-
Stock and warrants granted for debt conversion	43,556	44	195,956	-		196,000
Net loss	-	-	-	(5,014,995)		(5,014,995)
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)		$5,986,722

Year Ended March 31, 2021

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2020	5,727,965	$5,728	$53,494,747	$(54,588,645)	$52,000	$(1,036,170)
Adjustment for 1-for-4 reverse stock split	724	-	-	-	-	-
Common stock sold	246,071	246	368,254	-	(52,000)	316,500
Cash paid to exercise warrants	205,946	206	455,291	-	-	455,497
Stock issued for services	204,752	205	541,003	-	-	541,208
Warrants issued with convertible debt	-	-	91,500	-	-	91,500
Stock-based compensation	-	-	452,674	-	-	452,674
Stock issued for debt conversion	305,950	306	1,804,286	-	-	1,804,592
Cashless warrant exercises	107,705	108	(108)	-	-	-
Net loss	-	-	-	(3,522,780)	-	(3,522,780)
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$-	$(896,979)

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2022	March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss For The Period	$(5,014,995)	$(3,522,780)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Derivative expense	-	1,702,100
Stock-based compensation	702,896	452,674
Stock issued for services	84,130	541,208
Investor relations services paid in stock	220,050	-
Depreciation and amortization	65,153	86,712
Amortization of debt discount	-	174,595
Forgiveness of PPP loan and accrued interest	(31,680)	-
(Gain) on debt extinguishment	-	(366,903)
Changes in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses and other assets	(208,668)	9,948
Increase in accounts receivable	(2,596)	1,000
Increase in inventories	(98,313)	-
Interest accrued on convertible notes payable	(3,013)	(1,310)
Interest accrued on notes payable - related party	4,013	-
Interest accrued on notes payable - directors	-	382
Interest accrued on PPP Loan	-	355
Increase (decrease) in accounts payable and accrued expense	144,874	174,652
Increase (decrease) in accrued expenses - related party	(36,808)	(19,799)
Net Cash Used In Operating Activities	(4,174,957)	(767,166)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(154,030)	(140,685)
Disbursements for patents and trademarks	(29,154)	(19,479)
Net Cash Used in Investing Activities	(183,184)	(160,164)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sold	10,200,881	316,500
Proceeds from exercise of warrants	42,031	455,497
Decrease (Increase) in deferred offering costs	280,163	(280,163)
Equity sale proceeds receivable	-	52,000
Proceeds from PPP loan	-	38,665
Proceeds from notes payable - directors	-	45,000
Proceeds from notes payable	-	35,000
Proceeds from convertible notes	-	297,500
Repayments of notes payable	(5,778)	(2,972)
Repayments of PPP loan	(7,340)	-
Repayments of notes payable - related party	(48,267)	(16,701)
Repayments of notes payable - directors	(20,300)	-
Net Cash Provided by Financing Activities	10,441,390	940,326

Net Increase in Cash and Cash Equivalents	6,083,249	12,996
Cash and Cash Equivalents at Beginning of Year	23,578	10,582
Cash and Cash Equivalents at End of Year	$6,106,827	$23,578

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash Paid During The Year For:
Interest	$9,642	$36,596

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derivative treated as debt discount	$-	$352,941
Stock granted for debt conversion	$232,658	$1,804,592
Warrants issued in debt financing	$-	$91,500
Stock granted for share-settled debt obligation conversion	$196,000
Stock granted for investor relations services	$220,050	$-
Increase to operating lease right of use asset and operating lease liability	$167,924	$-
Accounts payable – related party converted to share-settlement debt obligation – related party	$-	$196,000
Leasehold improvements included in accounts payable	$-	$33,580
Warrants converted	$-	$103
Note payable – related party converted into common stock	$-	$25,382

The accompanying notes are an integral part of these audited consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2022 and 2021

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

PetVivo Holdings, Inc. (the “Company”) was incorporated in Nevada under a former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in Minnesota PetVivo becoming a wholly-owned subsidiary of the Company. In April 2017, the Company acquired another Minnesota corporation, Gel-Del Technologies, Inc. through a statutory merger, in which Gel-Del and its wholly-owned subsidiary, Cosmeta, Inc. became wholly-owned subsidiaries of the Company.

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

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments and derivative instruments and recorded debt discount, lease assets and liabilities and valuation of deferred tax assets.

(E)	Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2021.

(F)	Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of March 31, 2022, the Company did have cash balances in excess of the federally insured limits. At March 31, 2021, the Company did not have any cash balances in excess of the federally insured limits.

(G)	Property & Equipment

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

The Company capitalizes direct costs for the maintenance and advancement of their patents and trademarks and amortizes these costs over the lesser of useful life of 60 months or the life of the patent. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

(I)	Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company has 3,754,484 warrants outstanding as of March 31, 2022, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $4.95 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company has 372,668 restricted stock units outstanding as of March 31, 2022, with varying exercise prices ranging from $3.00 to $9.50 per share. The weighted average exercise price for these restricted stock units is $3.85 per share. These restricted stock units are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company has 195,000 options outstanding as of March 31, 2022, with varying exercise prices ranging from $1.39 to $1.99 per share. The weighted average exercise price for these options is $1.56 per share. These options are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company has 1,081,668 warrants outstanding as of March 31, 2021, with varying exercise prices ranging from $1.20 to $10.00 per share. The weighted average exercise price for these warrants is $2.02 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company uses the guidance in Accounting Standards Codification 260 (“ASC 260”) to determine if-converted loss per share. ASC 260 states that convertible securities should be considered exercised at the later date of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be anti-dilutive.

At March 31, 2021, the Company had $230,000 in convertible notes principal and $5,671 in interest outstanding that mature in our fiscal quarter ended June 30, 2021. If converted, the $230,000 in outstanding principal and $5,671 in accrued interest would convert into 81,579 shares of common stock at a rate of $2.89 per share. Also at March 31, 2021, the Company had a share-settled debt obligation with a related party wherein $196,000 in principal will be converted into units of one share of common stock and one warrant for a share of common stock with the exact number of units to be determined by the terms of an S-1 offering currently being conducted. See Note 8 to these financial statements for more information on the convertible notes discussed in this paragraph.

(J)	Revenue Recognition

The Company derives revenue from the sale of pet care products to its veterinarian customers in the Unites States. For performance obligations related to the sale of our pet care products, control transfers to the customer at a point in time. Revenue is recognized upon shipment, which is when control of these products is transferred to our customers and in an amount that reflects the consideration the Company expects to receive for these products. Shipping cost charged to customers are reported as an offset to the respective shipping cost. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

(K)	Accounts Receivable

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses, accrued expenses – related parties, notes payable and accrued interest, and notes payable and accrued interest - related party, notes payable – directors and others. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2022 and 2021, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at March 31, 2022 and 2021.

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

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements. Accrued expenses is reported separately from accounts payable in the balance sheet since the amounts are material. In addition, the change in deferred offering costs is classified as a financing activity in the statement of cash flows. There was no effect on the change in net assets or net increase in cash and cash equivalents from these reclassifications.

NOTE 2 – INVENTORY

As of March 31, 2022 and March 31, 2021, the Company had inventory of $98,313 and $47,068, respectively. At March 31, 2021, the Company has a reserve of $47,068 because of the substantial doubt in the Company’s ability to utilize this inventory to obtain material sales.

The inventory components are as follows:

	March 31, 2022	March 31, 2021
Finished Goods	$11,889	$36,973
Work in Process	22,960	-
Raw Materials	63,464	8,773
Manufacturing Supplies	-	1,322
	98,313	47,068
Reserve for Obsolete Inventory	-	(47,068)
Total Net	$98,313	$-

At March 31, 2022, both the inventory cost of $47,068 and the related reserve were written off. There was no impact on the cost of sales as the reserve offset the cost.

The Company recognized a benefit to cost of sales of $3,289 related to the change in the reserve of obsolete inventory for the year ended March 31, 2021.

For the year ended March 31, 2022, the Company reported a negative gross margin on sales as a result of production costs to build inventory levels to support the launch of our product in October 2021.

NOTE 3 – PREPAID EXPENSES AND DEFERRED OFFERING COSTS

As of March 31, 2022, the Company had $547,664 in prepaid expenses and other assets consisting primarily of $220,000 of stock based compensation in investor relations services, $148,000 in insurance costs, $71,000 in clinical studies, $46,000 in tradeshows and $45,000 in Nasdaq fees.

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

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	March 31, 2022	March 31, 2021
Leasehold improvements	$216,159	$198,015
Production equipment	197,967	128,849
R&D equipment	25,184	25,184
Computer equipment and furniture	76,898	10,130
Total, at cost	516,208	362,178
Accumulated depreciation	(204,659)	(148,140)
Total Net	$311,549	$214,038

During the year ended March 31, 2022 and 2021, depreciation expense was $56,519 and $36,554, respectively.

NOTE 5 – INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

	March 31, 2022	March 31, 2021
Patents	$3,870,057	$3,840,903
Trademarks	26,142	26,142
Total at cost	3,896,199	3,867,045
Accumulated Amortization	(3,847,747)	(3,839,113)
Total net	$48,452	$27,932

During the year ended March 31, 2022 and 2021, amortization expense was $8,634 and $50,158, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31, 2022	March 31, 2021
Accrued payroll and related taxes	$452,137	$221,774
Accrued lease termination expense	332,238	332,238

Total	$784,375	$554,012

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded as of those fiscal years approximately $332,000 as a potential payable to the lessor, which this liability remains as of March 31, 2022 and March 31, 2021 and is included in accrued expenses.

NOTE 7 - RELATED PARTY NOTES PAYABLE

At March 31, 2022 and March 31, 2021, the Company is obligated for a related party note payable and accrued interest in the total amount of $0 and $44,554, respectively; the maturity date of this note was April 30, 2020. The related party note payable terms are accrual of interest at eight percent annually with payments of $3,100 per month, which are applied to interest first, then principal. The terms also include a stipulation that if the Company receives additional financing during any 24-month period from the date of the note in the amount greater than $3,500,000, the Company will immediately pay the officer the principal amount of the note along with all interest due. Please see Note 10 to these financial statements for more information on this note. The Company repaid this related party note with net proceeds from its Public Offering. See Note 15 – Common Stock and Warrants – Units sold in Public Offering.

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

NOTE 8 – NOTES PAYABLE AND CONVERTIBLE NOTES

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At March 31, 2022 and March 31, 2021, the amount outstanding on the note was $33,750 and $39,528, respectively. At March 31, 2021, the note is classified as a current liability as the Company has not been current on its loan payments. At March 31, 2022, the Company is current on its loan payments and classified $6,549 as a current liability and $27,201 in other liabilities.

On May 1, 2020, the Company received $38,665 in loan proceeds pursuant to the Paycheck Protection Program enacted by the 2020 US Federal government Coronavirus Aid, Relief, and Economic Security Act. At March 31, 2021, the Company was obligated for the outstanding balance of $39,020. The principal and accrued interest may be forgivable and the Company applied for forgiveness. The loan accrues interest at a rate of 1% per annum and matures on May 1, 2022; if not forgiven prior to December 1, 2020, the Company is required to pay monthly installments toward principal and interest until the note is paid in full. In June 2021, the Company received forgiveness of principal and accrued interest of $31,680. The remaining principal balance of $3,769 will be paid in monthly payments of $738 ending May 1, 2022. This note was paid in full in February 2022.

At March 31, 2021, the Company is obligated for several convertible notes payable in the total amount of $235,671 made up of $230,000 in principal and $5,671 in interest. These convertible notes accrue interest at a rate of 10%. Accrued interest is due and payable each calendar quarter in cash. In April 2021, these notes and accrued interest of $2,658 were converted into 80,522 shares of common stock at a conversion price of $2.89 per share. The remaining accrued interest was paid in cash. At March 31, 2022, there is no outstanding principal or accrued interest outstanding on these notes.

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

At March 31, 2022 and March 31, 2021, the Company was obligated for principal and accrued interest in the amounts of $-0- and $196,000, respectively, related to the Promissory Note and $0 and $44,554 respectively, related to the Amendment to Promissory Note.

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

The initial valuation of $526,800 at June 15, 2020, generated a discount on the debt of $206,000, which net the convertible note liability to $-0- and forced a recognition of derivative expense of $320,800 and a corresponding offset to derivative liability of $526,800. At September 30, 2020, the Company revalued the derivative liability at $937,500. On October 26, 2020, the Company revalued the derivative liability to $1,908,100. For the year ended March 31, 2021, the Company recognized $1,702,100 to derivative expense and derivative liability. On October 26, 2020, Company entered into a conversion agreement whereby the RDCN was converted into 263,568 shares of common stock at a rate of $1.40 per share; this triggered a gain on extinguishment of debt in the amount of $366,903 as described in Note 8. There was no remaining derivative liability at March 31, 2021.

NOTE 11–ACCRUED EXPENSES – RELATED PARTY

At March 31, 2021, the Company was obligated to pay $36,808 in accrued expenses due to a related party. Of the total, $28,965 was made up of accounts payable, while $7,843 was made up of accrued salaries.

In August 2021, the total amount due to the related party was paid from the proceeds of its Public Offering and there is no remaining liability at March 31, 2022.

NOTE 12–RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. The Company made contributions to the plan of $8,000 for the year ended March 31, 2022.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. In January 2020, the Company entered into a lease amendment whereby agreed to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable and a grant of $7,500, which has been recorded to accrued expenses and will be amortized over the remainder of the lease term. The base rent as of March 31, 2022 is $2,205.

The Company entered into an sixty-three month lease for 2,400 square feet of office, space located in Edina, Minnesota in January 2022. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The base rent as of March 31, 2022 is $2,673.

Rent expense for the years ended March 31, 2022 and March 31, 2021 were $81,816 and $56,546, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2022:

2023	$59,243
2024	60,588
2025	61,964
2026	63,372
2027	55,102
300,270
Less: amount representing interest	(1,169)
Total	$299,101

In connection with the lease that was added in January 2022, the Company recorded an operating lease right of use asset and corresponding operating lease liability of $167,924. As of March 31, 2022, in compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and March 2027 and a treasury rate of 0.12% and 0.40%, respectively, an operating lease right-to-use assets for approximately $488,701 and corresponding and equal operating lease liabilities for the lease. As of March 31, 2022, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate of approximately 4.8 years and 0.28%, respectively, are as follows:

Present value of future base rent lease payments	$299,101
Present value of future base rent lease payments – net	$299,101

As of March 31, 2022, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$299,101
Total operating lease assets	299,101

Operating lease current liability	59,178
Operating lease other liability	239,923
Total operating lease liabilities	$299,101

Employment Agreements

The Company has employment agreements with its executive officers. As of March 31, 2022, these agreements contain severance benefits ranging from one month to six months if terminated without cause. As of March 31, 2021, the employment agreements to executive officers did not contain severance benefits if terminated without cause.

Legal Proceedings

The Company has received correspondence from an attorney representing Dr. David Masters, our former Chief Technology Officer and former director, alleging that the Company, among other items, breached its settlement and consulting agreement with him and owes him additional monies pursuant to these agreements. His attorney also alleges that the Company promised to enter into a new employment agreement with him and failed to fulfill that promise. The Company believes that Dr. Master’s claims are without merit and has retained legal counsel. The Company does not believe that this matter will have a material impact on its financial position or results of operations.

Purchase Commitment

We issued purchase orders in the fiscal year ended March 31, 2022 totaling $250,000 for inventory that we expect to receive within the next year.

NOTE 14 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised net proceeds of approximately $9,781,000 from the sale of 2,500,000 units to the public at a price of $4.50 unit in a registered public offering. Our working capital at March 31, 2022 was $5,581,914. The Company expects to incur losses in the future as we commercially launch Spryng.™ We believe this working capital is sufficient to fund operations for the next ten months.

The Company expects to incur losses in the future as its commercially launches its first product. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these consolidated financial statements. Management intends to raise additional funds by selling securities in public or private offerings. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its viability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

NOTE 15 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at a Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock authorized under the 2020 Plan is 1,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 233,923 at March 31, 2022.

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

Common Stock

For the year ended March 31, 2022, the Company issued 3,189,248 shares of common stock as follows:

i) 80,522 shares in April 2021 pursuant to a conversion of a $230,000 convertible note and $2,658 in accrued interest at a conversion rate of $2.89 per share;

ii) 4,500 shares in April 2021 pursuant to the exercise of warrants with a strike price of $4.44 per share for cash proceeds of $40,000;

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

xiv) 500 shares in December 2021 to a service provider for consulting services valued at $2,000;

xv) 300 shares in December 2021 related to vesting of restricted stock units;

xvi) 10,000 shares in January 2022 related to vesting of restricted stock units;

xvii) 7,500 shares in January 2022 to a service provider for consulting services valued at $20,100;

xviii) 42,000 shares in March 2022 to a service provider for future marketing and investor relations services valued at $210,000;

xix) 8,609 shares in March 2022 to service providers for consulting services valued at $13,050;

xx) 162,524 shares in March 2022 related to vesting of restricted stock units.

For the year ended March 31, 2021, the Company issued 1,070,424 shares of common stock as follows:

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

x) 202,499 shares in October, November, and December to twenty accredited investors pursuant to their exercising of warrants with strike prices of $2.22 per share for cash proceeds of $449,993 recorded to cash paid to exercise warrants;

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

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $606,014 for the year ended March 31, 2022. At March 31, 2022, there were approximately $1,505,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.3 years.

Our time-based restricted stock unit activity for the year ended March 31, 2022 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)

Balance at March 31, 2021	-	-	-

Granted	549,565	$3.86	-
Expired	(4,073)	$2.70
Vested	(172,874)	3.44
Balance at March 31, 2022	372,668	$4.07	$760,243

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of this period.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $3,595 for the year ended March 31, 2022. No options vested in the year ended March 31, 2022. At March 31, 2022, there was approximately $299,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 6.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on a grant date. To date, no dividend on common stock has been paid by us. Expected volatility for grants is based on our average historical volatility over a similar period as the expected term assumption used for our options as the expected volatility. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. We use the “simplified method” to determine the expected term of the stock option grants. We utilize this method because we do not have sufficient public company exercise date in which to make a reasonable estimate.

The following table sets forth the estimated fair values of our stock options granted:

Year Ended
March 31, 2022
Expected term	7 years
Expected volatility	205.0% - 210.5%
Risk-free interest rate	1.47% – 2.14%
Expected dividend yield	0%
Fair value on the date of grant	$1.39 - $1.99

Our stock option activity for the year ended March 31, 2022 was as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)

Balance at March 31, 2021	-	-	-	-

Granted	195,000	$1.56		-
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of this period.

There were no options exercisable at March 31, 2022.

The following summarizes additional information about our stock options:

Year Ended
March 31, 2022
Number of:
Non-vested options, beginning of year	-
Non -vested options, end of year	195,000
Vested options, end of year	-

Year Ended
March 31, 2022
Weighted-average grant date fair value of:
Non-vested options, beginning of year	-
Non-vested options, end of year	$1.56
Vested options, end of year	-
Forfeited options, during the year	-

Warrants

During the year ended March 31, 2022, the Company issued warrants to purchase an aggregate of 3,043,556 shares of common stock in connection with its Public Offering of Units, as follow:

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

ii) warrants issued for 38,846 shares, valued at $57,707 using the Black-Scholes model, to directors, officers and consultants at exercise prices between $1.40 and 1.60 per share with a weighted average price per share of $1.52 per share;

iii) warrants issued with debt for 158,036 shares, valued at $265,500 using the Black-Scholes model, to an investor and broker, whereby the relative value as described in Note 8 of $91,500 was recorded to Warrants issued in conjunction with convertible debt on the statement of equity; the warrants have a cashless warrant exercise feature, are exercisable at $1.40 per share for a term of five years from the date of the grant of June 15, 2020 and vested immediately;

iv) warrants for 3,750 shares for two directors board service on July 1, 2020, valued at $6,600 using the Black-Scholes model, whereby the value of the warrants was recorded to Stock-based compensation on the statement of equity and whereas the warrants vest monthly in equal installments for two months from the date of the grant and are exercisable for 5 years from the date of the grant at $1.20 per share;

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

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

i)	an expected volatility of the Company’s shares on the date of the grants of between approximately 350% and 433%, based on historical volatility;

ii)	ii) risk-free rates identical to the U.S. Treasury 3-year and 5-year treasury bill rates on the date of the grants between 0.29% and 1.16%;

A summary of warrant activity for the year ending March 31, 2020 and nine-month period ending December 31, 2021 is as follows:

	Number of Warrants	Weighted-Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2020	1,234,295	$2.12	1,027,092	$2.13

Issued in conjunction with convertible debt	158,036	1.40
Sold for Cash	10,000	4.00
Issued and granted	72,596	1.52
Exercised for cash	(205,946)	(2.21)
Cashless warrant exercises	(142,313)	(1.64)
Expired	(45,000)	(3.78)
Outstanding, March 31, 2021	1,081,668	2.02	881,982	2.00
Issued and granted	3,043,556	5.63
Exercised for cash	(6,094)	(6.90)
Cashless warrant exercises	(237,724)	(1.58)
Expired	(15,922)	(5.27)
Cancelled	(108,000)	(1.79)
Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00

At March 31, 2022, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	418,237	$1.35	3.93	418,237	$1.35

2.01-4.00	207,938	2.48	2.34	134,813	2.59

4.01-6.67	3,131,309	5.60	4.26	3,131,309	5.60

Total	3,757,484	$4.95	4.12	3,693,734	$5.00

For the year ended March 31, 2022 and 2021, the total stock based compensation on all instruments was $702,896 and $452,674, respectively. It is expected that the Company will recognize expense after March 31, 2022 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as in the amount of approximately $31,000.

NOTE 16 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2022 and 2021:

	2022	2021
Net operating loss carryforwards	$5,091,000	$4,924,000
Stock compensation	512,000	307,000
Other	96,000	44,000
Total deferred tax assets	5,699,000	5,275,000
Valuation allowance	(5,699,000)	(5,275,000)
Net deferred tax assets	$—	$—

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

At March 31, 2022 and 2021, respectively, the Company had net operating loss carryforwards of approximately $17,700,000 and $17,100,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $5,091,000 and $4,924,000 as of March 31, 2022 and 2021, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2022 and 2021 was approximately $424,000 and $441,000, respectively. The net operating loss carryforwards, if not utilized, generally expire twenty years from the date the loss was incurred, beginning in 2022, and losses incurred after 2019 are carried forward indefinitely and subject to annual limitations for federal and Minnesota purposes.

Of the approximately $17,700,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

Income tax expense (benefits) to the statutory rate of 21% for the years ended March 31, 2022 and 2021 is as follows:

	2022	2021
Tax benefits at statutory rate	21.0%	21.0%
State income tax benefit, net of federal	7.7%	7.7%
Tax rate adjustment to deferred tax assets	-	3.2%
	28.7%	31.9%
Valuation allowance	(28.7%)	(31.9%)
Net effective rate	-	-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2022 and 2021, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2019 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 17 – SUBSEQUENT EVENT

On June 17, 2022, the Company entered into an exclusive distribution agreement (“agreement”) with MWI Veterinary Supply Company. The term of the agreement is for two years and can be extended for a third year if certain milestones are achieved.

