Form 10-Q
period 2022-06-30
PetVivo Holdings, Inc.
filed 2022-08-11
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-40715

PetVivo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0363559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5251 Edina Industrial Blvd, Edina, Minnesota 55439

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

Common Stock, $0.001

(Title of Class)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2022
Common Stock, $0.001	10,037,578

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2022

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of PetVivo Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for our fiscal year ended March 31, 2022 (“2022 10-K Report”) and risks described in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (Unaudited)	March 31, 2022

Assets:
Current Assets
Cash and cash equivalents	$4,378,668	$6,106,827
Accounts receivable	4,677	2,596
Inventory, net	180,874	98,313
Prepaid expenses and other assets	504,819	547,664
Total Current Assets	5,069,038	6,755,400

Property and Equipment, net	311,120	311,549

Other Assets:
Operating lease right-of-use	284,344	299,101
Patents and trademarks, net	46,225	48,452
Security deposit	12,830	12,830
Total Other Assets	343,399	360,383
Total Assets	$5,723,557	$7,427,332

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$477,947	$323,384
Accrued expenses	676,554	784,375
Operating lease liability – short term	59,492	59,178
Note payable and accrued interest	6,639	6,549
Total Current Liabilities	1,220,632	1,173,486
Other Liabilities
Note payable and accrued interest (net of current portion)	25,548	27,201
Operating lease liability (net of current portion)	224,852	239,923
Total Other Liabilities	250,400	267,124
Total Liabilities	1,471,032	1,440,610
Commitments and Contingencies (see Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding at June 30, 2022 and March 31, 2022	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 9,988,361 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	9,988	9,988
Additional Paid-In Capital	69,334,386	69,103,155
Accumulated Deficit	(65,091,849)	(63,126,421)
Total Stockholders’ Equity	4,252,525	5,986,722
Total Liabilities and Stockholders’ Equity	$5,723,557	$7,427,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30,	June 30,
	2022	2021

Revenues	$58,174	$4,145

Cost of Sales	53,020	5,051

Gross Profit (Loss)	5,154	(906)

Operating Expenses:

Sales and Marketing	656,569	49,731
General and administrative	1,243,022	330,945
Research and development	71,656	136,937
Total Operating Expenses	1,971,247	517,613

Operating Loss	(1,966,093)	(518,519)

Other Income (Expense)
Forgiveness of PPP loan and accrued interest	-	31,680
Interest income (expense)	665	(3,790)
Total Other Income	665	27,890

Loss before taxes	(1,965,428)	(490,629)

Income Tax Provision	-	-

Net Loss	$(1,965,428)	$(490,629)

Net Loss Per Share:
Basic and Diluted	$(0.20)	$(0.07)

Weighted Average Common Shares Outstanding:
Basic and Diluted	9,988,361	6,946,353

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$5,986,722
Stock-based compensation	-	-	231,231	-	231,231
Net loss	-	-	-	(1,965,428)	(1,965,428)
Balance at June 30, 2022	9,988,361	$9,988	$69,334,386	$(65,091,849)	$4,252,525

Three Months Ended June 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$(896,979)
Common stock sold	49,014	50	343,048	-	343,098
Cash paid to exercise warrants	4,500	4	39,996	-	40,000
Stock issued for debt conversion	80,522	80	232,578	-	232,658
Cashless warrant exercises	160,006	160	(160)	-	-
Stock-based compensation	-	-	55,674	-	55,674
Net loss	-	-	-	(490,629)	(490,629)
Balance at June 30, 2021	7,093,155	$7,093	$57,878,784	$(58,602,055)	$(716,178)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2022	June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(1,965,428)	$(490,629)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	231,231	55,674
Investor relations services paid in stock	45,050	-
Depreciation and amortization	27,553	13,599
Forgiveness of PPP loan and accrued interest	-	(31,680)
Deferred offering costs	-	(25,190)
Changes in Operating Assets and Liabilities
(Increase) Decrease in prepaid expenses and other assets	(2,205)	21,025
Increase in accounts receivable	(2,081)	-
Increase in inventory	(82,561)	-
Interest accrued on convertible notes payable	-	192
Interest accrued on notes payable - related party	-	4,013
Interest accrued on notes payable	-	96
Increase in accounts payable and accrued expenses	46,742	182,949
Increase in accrued expenses - related party	-	14,090
Net Cash Used In Operating Activities	(1,701,699)	(255,861)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(24,897)	-
Increase in patents and trademarks	-	(6,063)
Net Cash Used in Investing Activities	(24,897)	(6,063)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	-	343,098
Proceeds from exercise of warrants	-	40,000
Repayments of notes payable	(1,563)	(1,668)
Net Cash (Used in) Provided by Financing Activities	(1,563)	381,430

Net (Decrease) Increase in Cash	(1,728,159)	119,506
Cash at Beginning of Period	6,106,827	23,578
Cash at End of Period	$4,378,668	$143,084

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$690	$3,889
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock granted for debt conversion	$-	232,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2022

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

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of June 30, 2022 and March 31, 2022, the Company did have cash balances in excess of the federally insured limits.

(G)	Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the assets estimated useful life of 3 to 5 years for production and computer equipment and furniture and 5-7 years for leasehold improvements.

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

The Company had 3,757,484 warrants outstanding as of June 30, 2022, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $4.95 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 372,668 restricted stock units outstanding as of June 30, 2022 which are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 285,073 options outstanding as of June 30, 2022, with varying exercise prices ranging from $1.39 to $2.04 per share. The weighted average exercise price for these options is $1.68 per share. These options are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 731,444 warrants outstanding as of June 30, 2021, with varying exercise prices ranging from $1.20 to $10.00 per share. The weighted average exercise price for these warrants is $2.15 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

At June 30, 2021, the Company had a Share-Settled Debt Obligation to a Related Party of $196,000 which converted into 43,556 common shares pursuant to an underwritten public offering that closed on August 13, 2021. The if-converted method was not applied for the purposes of computing EPS as the effect would be anti-dilutive.

(J)	Revenue Recognition

The Company derives revenue from the sale of pet care products to its veterinarian customers in the United States. For performance obligations related to the sale of our pet care products, control transfers to the customer at a point in time. Revenue is recognized upon shipment, which is when control of these products is transferred to our customers and in an amount that reflects the consideration the Company expects to receive for these products. Shipping costs charged to customers are reported as an offset to the respective shipping costs. The Company does not have any significant financing components as payment is received at or shortly after the point of sale. The Company entered into a Distribution Services Agreement with MWI Veterinary Supply Co. on June 17, 2022. For the three months ended June 30, 2022, no revenue was recognized under this agreement.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2022 and March 31, 2022, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at June 30, 2022 and March 31, 2022.

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

● Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and the holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate the holder’s expected exercise behavior.

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

Pursuant to Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time or if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

(N)	Income Taxes

The Company accounts for income taxes under Accounting Standards Codification (“ASC”) Topic 740. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

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

(P)	Recent Accounting Pronouncements

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The adoption of the standard had no impact on the consolidated financial statements.

All other new issued, but not yet effective, accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of June 30, 2022 and March 31, 2022, the Company had inventory of $180,874 and $98,313, respectively.

The inventory components are as follows:

	June 30, 2022	March 31, 2022
Finished goods	$22,989	$11,889
Work in process	31,455	22,960
Raw materials	126,430	63,464
Total Net	$180,874	$98,313

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

As of June 30, 2022, the Company had $504,819 in prepaid expenses and other assets consisting primarily of $183,000 in investor relations services, $55,000 in insurance costs, $59,000 in clinical studies, $76,000 in tradeshows, $45,000 in Nasdaq and FINRA fees, $41,000 in stock compensation and $32,000 in software subscription fees.

As of March 31, 2022, the Company had $547,664 in prepaid expenses and other assets consisting primarily of $220,000 in investor relations services, $148,000 in insurance costs, $71,000 in clinical studies, $46,000 in tradeshows and $45,000 in Nasdaq fees.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	June 30, 2022	March 31, 2022
Leasehold improvements	$216,159	$216,159
Production equipment	217,760	197,967
R&D equipment	25,184	25,184
Computer equipment and furniture	82,002	76,898
Total, at cost	541,105	516,208
Accumulated depreciation	(229,985)	(204,659)
Total Net	$311,120	$311,549

Depreciation expense was $25,326 and $11,870 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	June 30, 2022	March 31, 2022
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,849,974)	(3,847,747)
Total net	$46,225	$48,452

Amortization expense was $2,227 and $1,729 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

 The components of accrued expenses were as follows:

	June 30, 2022	March 31, 2022
Accrued payroll and related taxes	$344,316	$452,137
Accrued lease termination expense	332,238	332,238
Total	$676,554	$784,375

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded approximately $332,000 as a potential payable to the lessor. This liability remains outstanding as of June 30, 2022 and March 31, 2022 and is included in accrued expenses.

NOTE 7 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At June 30, 2022 and March 31, 2022, the amount outstanding on the note was $32,187 and $33,750, respectively. At June 30, 2022, the Company classified $6,639 as a current liability and $25,548 in other liabilities. At March 31, 2022, the Company classified $6,549 as a current liability and $27,201 in other liabilities.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. The Company made contributions to the plan of $6,158 and $1,729 for the three months ended June 30, 2022 and 2021, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to notes payable. The monthly base rent as of June 30, 2022 and March 31, 2022 is $2,205.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of June 30, 2022 and March 31, 2022 is $2,673.

Rent expense for the three months ended June 30, 2022 and 2021 was $35,435 and $11,511, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2022:

2023	$59,243
2024	60,588
2025	61,964
2026	63,372
2027	55,102
$300,269
Less: amount representing interest	(15,925)
Total	$284,344

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use asset for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of June 30, 2022, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate of approximately 6 years and 0.12%, respectively, are as follows:

Present value of future base rent lease payments	$284,344
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$284,344

As of June 30, 2022, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$284,344
Total operating lease assets	284,344

Operating lease current liability	59,492
Operating lease other liability	224,852
Total operating lease liabilities	$284,344

Employment Agreements

The Company has employment agreements with its executive officers. As of June 30, 2022, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

Legal Proceedings

The Company has received correspondence from an attorney representing Dr. David Masters, our former Chief Technology Officer and former director, alleging that the Company, among other items, breached its settlement and consulting agreement with him and owes him additional monies pursuant to these agreements. His attorney also alleges that the Company promised to enter into a new employment agreement with him and failed to fulfill that promise. The Company believes that Dr. Masters’ claims are without merit and has retained legal counsel. The Company does not believe that this matter will have a material impact on its financial position or results of operations.

Purchase Commitment

We issued purchase orders as of June 30, 2022 totaling $204,000 for inventory that we expect to receive within the next nine months.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $1,965,428 for the three months ended June 30, 2022, had net cash used in operating activities of $1,701,699 for the same period and has an accumulated deficit of $65,091,849 at June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

Management intends to raise additional funds through the offering of its equity securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at the Regular Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock available and that may be issued as awards under the 2020 Plan is 1,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 143,850 at June 30, 2022.

Employees, consultants and advisors of the Company (or any subsidiary), and non-employee directors of the Company will be eligible to receive awards under the 2020 Plan. In the case of consultants and advisors, however, their services cannot be in connection with the offer and sale of securities in a capital-raising transaction nor directly or indirectly to promote or maintain a market for PetVivo common stock.

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

The aggregate number of shares of PetVivo common stock available and reserved to be issued under the 2020 Plan is 1,000,000 shares, but includes the following limits:

● the maximum aggregate number of shares of Common Stock granted as an Award to any Non-Employee Director in any one Plan Year will be 10,000 shares; provided that such limit will not apply to any election of a Non-Employee Director to receive shares of Common Stock in lieu of all or a portion of any annual Board, committee chair or other retainer, or any meeting fees otherwise payable in cash.

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

Common Stock

The Company did not issue any shares of its common stock in the three months ended June 30, 2022. The Company issued 294,042 shares of common stock in the three months ended June 30, 2021 as follows:

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

iv) 79,767 shares in May 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 139,286 shares of common stock at a strike price of $1.40 per share;

v) 49,014 shares during May and June of 2021 in exchange for $343,098 in cash to accredited investors, including an officer and two directors of the Company at a price of $7.00 per share; and

vi) 43,324 shares in June 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 56,250 shares of common stock at a strike price of $2.22 per share.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $182,377 and $24,846 for the three months ended June 30, 2022 and 2021, respectively. At June 30, 2022, there were approximately $1,323,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.0 years.

Our time-based restricted stock unit activity for the year ended March 31, 2022, and the three month period ended June 30, 2022 is as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2021	-	-	-
Granted	549,565	$3.86	-
Expired	(4,073)	2.70	-
Vested	(172,824)	3.44	-
Balance at March 31, 2022	372,668	$4.07	-
Balance at June 30, 2022	372,668	$4.07	$588,815

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $28,023 for the three months ended June 30, 2022. No options vested in the three month period ended June 30, 2022. At June 30, 2022, there was approximately $408,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 6.8 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on a grant date. To date, no dividends on common stock have been paid by us. Expected volatility for grants is based on our average historical volatility over a similar period as the expected term assumption used for our options as the expected volatility. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. We use the “simplified method” to determine the expected term of the stock option grants. We utilize this method because we do not have sufficient public company exercise data in which to make a reasonable estimate.

The following table sets forth the assumptions used to estimate fair values of our stock options granted:

	Three Months	Year Ended
	June 30, 2022	March 31, 2022
Expected term	7 years	7 years
Expected volatility	206.3% - 207.8%	205.0% - 210.5%
Risk-free interest rate	1.49% - 2.96%	1.47% – 2.14%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.87 - $2.04	$1.39 - $1.99

Our stock option activity for the year ended March 31, 2022 and the three month period ended June 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)

Balance at March 31, 2021	-	-	-	-
Granted	195,000	$1.56		-
Balance at March 31, 2022	195,000	1.56	6.9 years	$100,200
Granted	90,073	1.95
Balance at June 30, 2022	285,073	$1.68	6.8 years	$0

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of this period.

There were no options exercisable at June 30, 2022.

The following summarizes additional information about our stock options:

June 30, 2022
Number of:
Non-vested options, beginning of period	195,000
Non -vested options, end of period	285,073
Vested options, end of period	-

June 30, 2022
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.56
Non-vested options, end of period	$1.68
Vested options, end of period	-
Forfeited options, during the period	-

Warrants

During the three months ended June 30, 2022 and 2021, no warrants were issued.

A summary of warrant activity for the year ended March 31, 2022 and three month period ended June 30, 2022 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price
Outstanding, March 31, 2021	1,081,668	$2.02	881,982	$2.00
Issued and granted	3,043,556	5.63
Exercised for cash	(6,094)	(6.90)
Cashless warrant exercises	(237,724)	(1.58)
Expired	(15,922)	(5.27)
Cancelled	(108,000)	(1.79)
Outstanding, March 31, 2022	3,757,484	4.95	3,693,734	5.00
Outstanding, June 30, 2022	3,757,484	$4.95	3,703,109	$4.99

At June 30, 2022, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	418,237	$1.35	3.68	418,237	$1.35

2.01-4.00	207,938	2.48	2.09	153,563	2.57

4.01-6.67	3,131,309	5.60	4.01	3,131,309	5.60

Total	3,757,484	$4.95	3.87	3,703,109	$4.99

For the three months ended June 30, 2022 and 2021, the total stock-based compensation on all instruments was $231,231 and $55,674, respectively. It is expected that the Company will recognize expense after June 30, 2022 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of June 30, 2022 in the amount of approximately $21,000.

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

The Company was incorporated in March 2009 under Nevada law under a different name. The Company operates as one segment from its corporate headquarters in Edina, Minnesota.

CURRENT BUSINESS OPERATIONS

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

Many of the Company’s products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin and heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g. PLA, PLGA and the like) and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary protein-based biomaterials appear to mimic the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Our initial product, Spryng™ is a veterinary medical device designed to help reinforce articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng™ with OsteoCushion™ technology addresses the affliction, loss of synovial fluid and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng™-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

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

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng™ completed a safety and efficacy study in rabbits in 2007. Since that time, more than 800 horses and dogs have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in November 2023. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a canine clinical study with Ethos Veterinary Health in May 2022 with anticipated completion in fiscal 2023. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

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

We entered into a Distribution Services Agreement (“Agreement”) with MWI Veterinary Supply Co. on June 17, 2022. Pursuant to the Agreement, we appointed MWI to distribute, advertise, promote, market, supply and sell the Company’s lead product, Spryng™ on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell Spryng™ within the Territory to established accounts, which includes: (a) customers who have purchased Spryng™ from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase the Spryng™. All customers must be licensed veterinary practices.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our 2022 10-K Report and the consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2022 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have not generated any material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to commercialize our initial product, Spyng™.

RESULTS OF OPERATION

	For the Three Months Ended
	June 30, 2022	June 30, 2021
Revenues	$58,174	$4,145

Total Cost of Sales	53,020	5,051

Total Operating Expenses	1,971,247	517,613

Total Other Income	665	27,890

Net Loss	$(1,965,428)	$(490,629)

Net loss per share - basic and diluted	$(0.20)	$(0.07)

For The Three Months Ended June 30, 2022 Compared to The Three Months Ended June 30, 2021

Total Revenues. Revenue was $58,174 and $4,145 for three months ended June 30, 2022 and 2021, respectively, and consisted of Spryng™ sales to veterinary clinics. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased revenues in the three months ended June 30, 2022 compared to the same period in the prior year.

Total Cost of Sales. Cost of sales was $53,020 and $5,051 for the three months ended June 30, 2022 and 2021, respectively. Cost of sales includes product costs related to the sale of products and labor and overhead costs. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased cost of sales in the three months ended June 30, 2022 compared to the same period in the prior year.

Operating Expenses. Operating expenses were $1,917,247 and $517,613 for the three months ended June 30, 2022 and 2021, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased general and administrative expenses and sales and marketing expenses related to the sale of its Spryng™ product in the three months ended June 30, 2022 compared to the same period in the prior year.

General and administrative (“G&A”) expenses were $1,243,021 and $330,945 for the three months ended June 30, 2022 and 2021, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees, stock compensation and incremental public company costs.

Sales and marketing expenses were $656,569 and $49,731 for the three months ended June 30, 2022 and 2021, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $71,656 and $136,937 for the three months ended June 30, 2022 and 2021, respectively. The decrease in R&D expenses was related to the timing of clinical studies in the three months ended June 30, 2022 compared to the same period in the prior year.

Operating Loss. As a result of the foregoing, our operating loss was $1,966,093 and $518,519 for the three months ended June 30, 2022 and 2021, respectively. The increase in our operating loss, was related to the costs to support the launch of Spryng™ and the incremental public company costs incurred in the three months ended June 30, 2022 compared to the same period in the prior year.

Other Income. Other income was $665 for the three months ended June 30, 2022 as compared to other income of $27,890 for the three months ended June 30, 2021. Other income in 2022 consisted of net interest income. Other income in 2021 consisted of the forgiveness of PPP Loan and accrued interest of $31,680 partially offset by interest expense of $3,790.

Net Loss. Our net loss for the three months ended June 30, 2022 as $1,965,428 or ($0.20) per share as compared to a net loss of $490,629 or ($0.07) per share for the three months ended June 30, 2021. The increase in our net loss was related to the costs to support the launch of Spryng™ and the incremental public company costs incurred in the three months ended June 30, 2022 compared to the same period in the prior year. The weighted average number of shares outstanding was 9,988,361 compared to 6,946,353 for the three months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwritten public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering.

As of June 30, 2022, our current assets were $5,069,038, including $4,378,668 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,220,632 including $1,154,501 of accounts payable and accrued expenses. Our working capital as of June 30, 2022 was $3,848,406.

The Company has continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next seven months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $1,701,699 of net cash in operating activities for the three months ended June 30, 2022. This cash used in operating activities was primarily attributable to our net loss of $1,965,428, partially offset by stock compensation expense of $231,231 and an increase in accounts payable and accrued expenses of $46,742.

Net Cash Used in Investing Activities – We used $24,897 of net cash in investing activities for the three months ended June 30, 2022, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2022, we used net cash of $1,563 in financing activities consisting of $1,563 in repayments of a note payable.

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

At June 30, 2022, the Company’s inventory has a carrying value of $180,874 and is broken down into $22,989 of finished goods, $31,455 of work in process and $126,430 in raw materials.

At March 31, 2022, the Company’s inventory has a carrying value of $98,313 and is broken down into $11,889 of finished goods, $22,960 of work in process and $63,464 in raw materials.

MATERIAL COMMITMENTS

Notes Payable

As of June 30, 2022, we are obligated on a note and accrued interest of $32,187.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2022, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our 2022 10-K Report and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital at June 30, 2022 was $3,848,406. We believe this working capital is sufficient to fund operations for the next seven months (see “Liquidity and Capital Resources” above).

We have continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next seven months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 1 to our consolidated financial statements attached hereto. We believe these accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40). The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard had no impact on the consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and pursuant to Instruction 6 to Item 201(e) of Regulation S-K, we are not required to provide this information.

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

There were no significant changes in our internal control over financial reporting in the first quarter of our fiscal year ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 9. Commitments and Contingencies, in the Notes to Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information regarding legal contingencies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our 2022 10-K Report. The risks discussed in our 2022 10-K Report could materially affect our business, financial condition and future results. The risks described in our 2022 Form 10-K Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date
10.1+	Distribution Services Agreement made as of June 17, 2022 by and between MWI Veterinary Supply Co., Inc., and PetVivo Holdings, Inc.	X

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.ins	Inline XBRL Instance Document

101.sch	Inline XBRL Taxonomy Schema

101.cal	Inline XBRL Taxonomy Calculation Linkbase

101.def	Inline XBRL Taxonomy Definition Linkbase

101.lab	Inline XBRL Taxonomy Label Linkbase

101.pre	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

+ Certain confidential portions of this Exhibit were omitted by means of marking such portion with brackets ([***]) because the identified confidential portions are both (i) not material and (ii) the type of information that PetVivo Holdings, Inc. treats as private or confidential.

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 11, 2022	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

August 11, 2022	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

