Form 10-Q
period 2022-09-30
PetVivo Holdings, Inc.
filed 2022-11-10
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 10, 2022
Common Stock, $0.001	10,095,275

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2022

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of PetVivo Holdings, Inc. (the “Company”), to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for our fiscal year ended March 31, 2022 (“2022 10-K Report”) and risks described in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022 (Unaudited)	March 31, 2022
Assets:
Current Assets
Cash and cash equivalents	$2,337,093	$6,106,827
Accounts receivable	129,142	2,596
Inventory, net	304,967	98,313
Prepaid expenses and other assets	612,128	547,664
Total Current Assets	3,383,330	6,755,400

Property and Equipment, net	341,071	311,549

Other Assets:
Operating lease right-of-use	269,592	299,101
Patents and trademarks, net	43,986	48,452
Security deposit	12,830	12,830
Total Other Assets	326,408	360,383
Total Assets	$4,050,809	$7,427,332

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$422,141	$323,384
Accrued expenses	765,086	784,375
Operating lease liability – short term	59,807	59,178
Note payable and accrued interest	6,737	6,549
Total Current Liabilities	1,253,771	1,173,486
Other Liabilities
Note payable and accrued interest (net of current portion)	23,868	27,201
Operating lease liability (net of current portion)	209,785	239,923
Total Other Liabilities	233,653	267,124
Total Liabilities	1,487,424	1,440,610
Commitments and Contingencies (see Note 9)	-	-
Stockholders’ Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding at September 30, 2022 and March 31, 2022	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 10,095,275 and 9,988,361 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	10,095	9,988
Additional Paid-In Capital	69,756,728	69,103,155
Accumulated Deficit	(67,203,438)	(63,126,421)
Total Stockholders’ Equity	2,563,385	5,986,722
Total Liabilities and Stockholders’ Equity	$4,050,809	$7,427,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenues	$223,280	$4,977	$281,454	$9,122

Cost of Sales	148,159	-	201,179	5,051
Gross Profit	75,121	4,977	80,275	4,071

Operating Expenses:

Sales and Marketing	867,985	235,767	1,524,554	285,498
Research and Development	140,384	116,380	212,040	253,317
General and Administrative	1,186,320	756,186	2,429,342	1,087,131

Total Operating Expenses	2,194,689	1,108,333	4,165,936	1,625,946

Operating Loss	(2,119,568)	(1,103,356)	(4,085,661)	(1,621,875)

Other Income (Expense)
Forgiveness of PPP loan and accrued interest	-	-	-	31,680
Interest Income (Expense)	7,979	(2,118)	8,644	(5,908)
Total Other Income (Expense)	7,979	(2,118)	8,644	25,772

Loss before taxes	(2,111,589)	(1,105,474)	(4,077,017)	(1,596,103)

Income Tax Provision	-	-	-	-
Net Loss	$(2,111,589)	$(1,105,474)	$(4,077,017)	$(1,596,103)

Net Loss Per Share:
Basic and Diluted	$(0.21)	$(0.13)	$(0.41)	$(0.21)

Weighted Average Common Shares Outstanding:
Basic and Diluted	10,053,463	8,749,233	10,021,090	7,757,099

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Six Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$5,986,722
Stock-based compensation	-	-	231,231	-	231,231
Net loss	-	-	-	(1,965,428)	(1,965,428)
Balance at June 30, 2022	9,988,361	$9,988	$69,334,386	$(65,091,849)	$4,252,525

Cash paid to exercise warrants	48,664	49	66,509	-	66,558
Vesting of restricted stock units	33,250	33	(33)	-	-
Stock issued for services	25,000	25	49,895	-	49,920
Stock-based compensation	-	-	305,971	-	305,971
Net loss	-	-	-	(2,111,589)	(2,111,589)
Balance at September 30, 2022	10,095,275	$10,095	$69,756,728	$(67,203,438)	$2,563,385

Six Months Ended September 30, 2021

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$(896,979)
Common stock sold	49,014	50	343,048	-	343,098
Cash paid to exercise warrants	4,500	4	39,996	-	40,000
Stock issued for debt conversion	80,522	80	232,578	-	232,658
Cashless warrant exercises	160,006	160	(160)	-	-
Stock-based compensation	-	-	55,674	-	55,674
Net loss	-	-	-	(490,629)	(490,629)
Balance at June 30, 2021	7,093,155	$7,093	$57,878,784	$(58,602,055)	$(716,178)

Common stock sold	2,511,000	2,511	4,966,020	-	4,968,531
Warrants sold	-	-	4,889,252	-	4,889,252
Cash paid to exercise warrants	1,594	1	2,030	-	2,031
Cashless warrant exercise	40,038	40	(40)	-	-
Stock issued for services	42,000	42	209,958	-	210,000
Stock-based compensation	-	-	104,092	-	104,092
Stock and warrants granted for debt conversion	43,556	44	195,956	-	196,000
Net loss	-	-	-	(1,105,474)	(1,105,474)
Balance at September 30, 2021	9,731,343	$9,731	$68,246,052	$(59,707,529	$8,548,254

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2022	September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(4,077,017)	$(1,596,103)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	537,202	159,766
Stock issued for services	166,114	-
Depreciation and amortization	58,510	27,689
Forgiveness of PPP loan and accrued interest	-	(31,680)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other assets	(180,658)	(285,238)
Increase in accounts receivable	(126,546)	-
Increase in inventory	(206,654)	(74,637)
Decrease in deferred offering costs	-	280,163
Interest accrued on convertible notes payable	-	192
Interest accrued on notes payable - related party	-	4,013
Increase in accounts payable and accrued expenses	79,468	212,506
Decrease in accrued expenses - related party	-	(36,808)
Net Cash Used In Operating Activities	(3,749,581)	(1,340,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(83,566)	(17,059)
Disbursements for patents and trademarks	-	(19,154)
Net Cash Used in Investing Activities	(83,566)	(36,213)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sold	-	10,200,881
Proceeds from exercise of warrants	66,558	42,031
Repayments of note payable	(3,145)	(2,728)
Repayments of PPP loan	-	(1,373)
Repayments of notes payable - related party	-	(48,267)
Repayments of notes payable - directors	-	(20,300)
Net Cash Provided by Financing Activities	63,413	10,170,244

Net (Decrease) Increase in Cash	(3,769,734)	8,793,894
Cash at Beginning of Period	6,106,827	23,578
Cash at End of Period	$2,337,093	$8,817,472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,022	$8,468

SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock granted for debt conversion	-	$232,658
Stock granted for share-settled debt obligation conversion	-	$196,000
Stock granted for consulting services	$49,920	$210,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A)	Organization and Description

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such osteoarthritis in dogs and horses, in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

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

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments, future rebates payable to a distributor, product refund liabilities, lease assets and liabilities and valuation of deferred tax assets.

(E)	Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents.

(F)	Concentration-Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of September 30, 2022 and March 31, 2022, the Company did have cash balances in excess of the federally insured limits.

(G)	Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the assets estimated useful life of 3 to 5 years for production and computer equipment and furniture and 5 to 7 years for leasehold improvements.

(H)	Patents and Trademarks

The Company capitalizes direct costs for the maintenance and advancement of their patents and trademarks and amortizes these costs over the lesser of the useful life of 60 months or the life of the patent. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

(I)	Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had 3,686,320 warrants outstanding as of September 30, 2022, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $5.02 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 339,418 restricted stock units outstanding as of September 30, 2022 which are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 393,789 options outstanding as of September 30, 2022, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options is $1.91 per share. These options are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 3,764,798 warrants outstanding as of September 30, 2021, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $4.95 per share. These warrants were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 464,300 restricted stock units outstanding as of September 30, 2021 which were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company uses the guidance in Accounting Standards Codification (“ASC”) 260 to determine if-converted loss per share. ASC 260 states that convertible securities should be considered exercised at the later date of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be anti-dilutive.

(J)	Revenue Recognition

The Company derives revenue from the sale of our pet care products directly to its veterinarian customers in the United States. For performance obligations related to the sale of our pet care products, control transfers to the customer at a point in time. Revenue is recognized upon delivery to the customer, which is when control of these products is transferred and in an amount that reflects the consideration the Company expects to receive for these products. Shipping costs charged to customers are reported as an offset to the respective shipping costs. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Control transfers to the Distributor at a point in time. Revenue is recognized upon satisfaction of the performance obligation which is delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial. As a result, there is no refund liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three and six months ended September 30, 2022, the Company recognized revenue from product sales under the Agreement of $118,264. Assets and liabilities under the Agreement were as follows at September 30, 2022:

Accounts receivable	$124,488
Rebate liability	-
Distribution fee payable	$6,224

(K)	Research and Development

The Company expenses research and development costs as incurred.

(L)	Fair Value of Financial Instruments

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2022 and March 31, 2022, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The valuation of the Company’s note recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The Company had no assets and liabilities measured at fair value on a recurring basis at September 30, 2022 and March 31, 2022.

(M)	Stock-Based Compensation - Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of Sub-topic 505-50 of the FASB ASC (“Sub-topic 505-50”).

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

The fair value of share options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2(f)(2)(i) of the FASB ASC the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and the holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate the holder’s expected exercise behavior.

●	Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii) a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the share options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the share options and similar instruments.

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

NOTE 2 – INVENTORY

As of September 30, 2022, and March 31, 2022, the Company had inventory of $304,967 and $98,313, respectively.

The inventory components are as follows:

	September 30, 2022	March 31, 2022
Finished goods	$45,479	$11,889
Work in process	21,525	22,960
Raw materials	237,963	63,464
Total Net	$304,967	$98,313

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

As of September 30, 2022, the Company had $612,128 in prepaid expenses and other assets consisting primarily of $309,000 in insurance costs, $99,000 in investor relations services, $75,000 in tradeshows, $38,000 in clinical studies, $33,000 in Nasdaq and FINRA fees and $33,000 in software subscription fees.

As of March 31, 2022, the Company had $547,664 in prepaid expenses and other assets consisting primarily of $220,000 in investor relations services, $148,000 in insurance costs, $71,000 in clinical studies, $46,000 in tradeshows and $45,000 in Nasdaq fees.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	September 30, 2022	March 31, 2022
Leasehold improvements	$216,159	$216,159
Production equipment	250,738	197,967
R&D equipment	25,184	25,184
Computer equipment and furniture	107,693	76,898
Total, at cost	599,774	516,208
Accumulated depreciation	(258,703)	(204,659)
Total Net	$341,071	$311,549

Depreciation expense was $28,719 and $11,756 for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $54,044 and $23,627 for the six months ended September 30, 2022 and 2021, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	September 30, 2022	March 31, 2022
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,852,213)	(3,847,747)
Total net	$43,986	$48,452

Amortization expense was $2,240 and $2,333 for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $4,466 and $4,062 for the six months ended September 30, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	September 30, 2022	March 31, 2022
Accrued payroll and related taxes	$432,848	$452,137
Accrued lease termination expense	332,238	332,238
Total	$765,086	$784,375

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2017-2018, the Company had recorded approximately $332,000 as a potential payable to the lessor. This liability remains outstanding as of September 30, 2022 and March 31, 2022 and is included in accrued expenses.

NOTE 7 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At September 30, 2022 and March 31, 2022, the amount outstanding on the note was $30,605 and $33,750, respectively. At September 30, 2022, the Company classified $6,737 as a current liability and $23,868 in other liabilities. At March 31, 2022, the Company classified $6,549 as a current liability and $27,201 in other liabilities.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended September 30, 2022 and 2021, the Company made contributions to the plan of $8,183 and $0, respectively. For the six months ended September 30, 2022 and 2021, the Company made contributions to the plan of $14,341 and $0, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of September 30, 2022 and March 31, 2022 is $2,205.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of September 30, 2022 and March 31, 2022 is $2,673.

Rent expense for the three months ended September 30, 2022 and 2021 was $25,541 and $22,892, respectively. Rent expense for the six months ended September 30, 2022 and 2021 was $60,976 and $34,403, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2022:

2023	$29,711
2024	60,588
2025	61,964
2026	63,372
2027	55,103
270,738
Less: amount representing interest	(1,146)
Total	$269,592

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use asset for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of September 30, 2022, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate of approximately 4.6 years and 0.28%, respectively, are as follows:

Present value of future base rent lease payments	$269,592
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$269,592

As of September 30, 2022, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$269,592
Total operating lease assets	$269,592

Operating lease current liability	$59,807
Operating lease other liability	$209,785
Total operating lease liabilities	$269,592

Employment Agreements

The Company has employment agreements with its executive officers. As of September 30, 2022, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

Purchase Commitment

We issued purchase orders as of September 30, 2022 totaling $100,000 for inventory that we expect to receive within the next six months.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $4,077,017 for the six months ended September 30, 2022, had net cash used in operating activities of $3,749,581 for the same period and has an accumulated deficit of $67,203,438 at September 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), subject to approval by our stockholders at the Regular Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. The number of shares of our common stock available and that may be issued as awards under the 2020 Plan is 1,000,000 shares. Unless sooner terminated by the Board, the 2020 Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 143,850 at September 30, 2022.

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

Common Stock

For the six months ended September 30, 2022, the Company issued 106,914 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;
ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370;
iii)	25,000 shares in August 2022 to service providers for consulting services valued at $49,920; and
iv)	33,250 shares in related to vesting of restricted stock units.

For the six months ended September 30, 2021, the Company issued 2,932,230 shares of common stock as follows:

i)	80,522 shares in April 2021 pursuant to a conversion of a $230,000 convertible note and $2,658 in accrued interest at a conversion rate of $2.89 per share;
ii)	4,500 shares in April 2021 pursuant to the exercise of warrants with a strike price of $4.44 per share for cash proceeds of $40,000;
iii)	36,915 shares in May 2021 pursuant to John Lai’s (CEO and a Director of the Company) cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;
iv)	79,767 shares in May 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 90,500 shares of common stock at a strike price of $1.40 per share;
v)	49,014 shares during May and June of 2021 in exchange for $343,098 in cash to accredited investors, including an officer and two directors of the Company at a price of $7.00 per share;
vi)	43,324 shares in June 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 56,250 shares of common stock at a strike price of $2.22 per share;
vii)	11,000 shares in July 2021 in exchange for $77,000 in cash to accredited investors at a price of $7.00 per share;
viii)	2,500,000 shares and warrants, as part of the units issued on August 13, 2021 in the Public Offering, in exchange for net proceeds of $9,780,783, at a price of $4.50 per unit;
ix)	43,556 shares and warrants in August 2021 pursuant to a conversion of $196,000 share-settled debt obligation in the Public Offering at a price of $4.50 per unit;
x)	40,038 shares in August 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 48,786 shares of common stock at a strike price of $1.40 per share;
xi)	1,594 shares in September 2021 pursuant to a warrant holder’s exercise of warrants for purchase of 1,594 shares of common stock at a strike price of $1.27 per share for cash proceeds of $2,031; and
xii)	42,000 shares in September 2021 to a service provider for future marketing and investor relations services valued at $210,000.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $182,377 and $79,064 for the three months ended September 30, 2022 and 2021, respectively and $364,754 and $108,108 for the six months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there were approximately $1,323,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.8 years.

Our time-based restricted stock unit activity for the year ended March 31, 2022, and the six month period ended September 30, 2022 is as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2021	-	-	-
Granted	549,565	$3.86	-
Expired	(4,073)	$2.70	-
Vested	(172,824)	$3.44	-
Balance at March 31, 2022	372,668	$4.07	$760,243
Vested	(33,250)	$5.17
Balance at September 30, 2022	339,418	$3.96	$651,683

1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $102,763 for the three months ended September 30, 2022 and $109,290 for the six months ended September 30, 2022. At September 30, 2022, there was approximately $327,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 2.4 years.

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

The following table sets forth the assumptions used to estimate fair values of our stock options granted:

	Six Months Ended September 30, 2022	Year Ended March 31, 2022
Expected term	7 years	7 years
Expected volatility	173.2% - 207.8%	205.0% - 210.5%
Risk-free interest rate	2.96% - 3.69%	1.47% – 2.14%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.87 - $2.79	$1.39 - $1.99

Our stock option activity for the year ended March 31, 2022 and the six month period ended September 30, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2021	-	-	-	-
Granted	195,000	$1.56		-
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200
Granted	198,789	$2.26
Balance at September 30, 2022	393,789	$1.91	6.6 years	$68,841
Options exercisable at September 30, 2022	43,789

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of this period.

The following summarizes additional information about our stock options:

September 30, 2022
Number of:
Non-vested options, beginning of period	195,000
Non-vested options, end of period	350,000
Vested options, end of period	43,789

September 30, 2022
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.56
Non-vested options, end of period	$1.89
Vested options, end of period	$2.07
Forfeited options, during the period	-

Warrants

During the three and six months ended September 30, 2022, no warrants were issued.

During the six months ended September 30, 2021, the Company issued warrants to purchase an aggregate of 3,043,556 shares of common stock in connection with its public offering of units, as follow:

●	warrants to purchase 2,500,000 shares of the Company’s common stock with a relative value of $4,805,528, at an exercise price of $5.625 per share for five years from the grant date of August 10, 2021 issued to investors in the public offering as part of the units,

●	warrants to purchase 43,556 shares of the Company’s common stock, pursuant to a conversion of $196,000 share-settled debt obligation in the Public Offering, with a relative value of $83,724, at an exercise price of $5.625 per share for five years from the grant date of August 10, 2021 to the Company’s former Director of Science and Technology and Director pursuant to a note conversion in the public offering as part of the units,

●	warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $5.625 per share for five years from the grant date of August 10, 2021 issued to ThinkEquity upon exercise of its over-allotment option and pursuant to the Underwriting Agreement. These warrants were considered issuance costs of the Public Offering which resulted in a zero impact on additional paid-in capital.

These warrants’ values were arrived at by using the Black-Scholes option pricing model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grants of approximately 315% based on historical volatility.

ii) risk-free rate identical to the U.S. Treasury 5-year treasury bill rate on the date of the grants of 0.82%.

A summary of warrant activity for the year ended March 31, 2022 and six month period ended September 30, 2022 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price
Outstanding, March 31, 2021	1,081,668	$2.02	881,982	$2.00
Issued and granted	3,043,556	$5.63
Exercised for cash	(6,094)	$(6.90)
Cashless warrant exercises	(237,724)	$(1.58)
Expired	(15,922)	$(5.27)
Cancelled	(108,000)	$(1.79)
Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	$(1.37)
Expired	(22,500)	$(1.33)
Outstanding, September 30, 2022	3,686,320	$5.02	3,641,320	$5.06

At September 30, 2022, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	347,073	$1.35	3.93	347,073	$1.35

$2.01-4.00	207,938	$2.48	1.84	162,938	$2.55

$4.01-6.67	3,131,309	$5.60	3.76	3,131,309	$5.60

Total	3,686,320	$5.02	3.67	3,641,320	$5.06

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $20,831 and $25,028 for the three months ended September 30, 2022 and 2021, respectively. Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $41,662 and $51,658 for the six months ended September 30, 2022 and 2021, respectively. At September 30, 2022, there was no future unrecognized warrant expense.

For the three months ended September 30, 2022 and 2021, the total stock-based compensation on all instruments was $284,475 and $104,092, respectively. For the six months ended September 30, 2022 and 2021, the total stock-based compensation on all instruments was $515,706 and $159,766, respectively.

NOTE 12 – SUBSEQUENT EVENT

On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PetVivo Holdings, Inc. (the “Company”, “PetVivo”, “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intra-articular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes, and methods of use.

In August 2021, we received net proceeds of approximately $9.8 million in a registered public offering (“Public Offering”) of 2.5 million units at a public offering price of $4.50 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.625 per share. The shares of common stock and warrants were transferable separately immediately upon issuance. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC under the symbols “PETV” and “PETVW”, respectively.

The Company was incorporated in March 2009 under Nevada law under a different name. The Company operates as one segment from its corporate headquarters in Edina, Minnesota.

CURRENT BUSINESS OPERATIONS

The Company is primarily engaged in the business of commercializing and licensing products in the veterinary market to treat and/or manage afflictions of companion animals such as dogs and horses. The Company’s lead product, Spryng™, is based on proprietary technology developed for human biomedical applications, and we intend to leverage the investments already expended in this development to commercialize treatments for pets in a capital and time-efficient way.

The Company’s lead product, Spryng™ is derived from proprietary biomaterials that simulate a body’s cellular or acellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin and heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues differentiated from polymeric biomaterials such as those based upon alpha-hydroxy polymers (e.g. PLA, PLGA, and the like) polyacrylamides and other “synthetic” biomaterials that may lack the multiple “natural” proteins and carbohydrates incorporated into our biomaterials. These proprietary protein-based biomaterials appear to mimic the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

The Company’s lead product, Spryng™ is a veterinary medical device designed to help reinforce and augment articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

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

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box and traditional pharmacies have recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace lost prescription revenues with safe and effective products. Spryng™ is a veterinarian-administered medical device that will help veterinarians provide a new solution for treating dogs and horses which have lameness due to synovial joint issues, while expanding revenues and margins for their practices.

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng™ completed a safety and efficacy study in rabbits in 2007. Since that time, more than 1,000 horses and dogs have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in December 2023. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a canine clinical study with Ethos Veterinary Health in May 2022 with anticipated completion in fiscal 2023. We anticipate these and other studies that we plan to initiate will be primarily used to support our commercialization efforts and expand the use of Spryng™ in other applications.

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng™ in the United States through our distribution relationship with MWI Veterinary Supply Co. (“Distributor” or “MWI”) and use the use of sales reps, clinical studies and market awareness to educate and inform key opinion leaders on the benefits of Spryng™. We plan to support our commercialization efforts with the use of social media and other methods to educate and inform key opinion leaders and high prescriber veterinarians for companion animals of the availability and benefits of Spryng™.

We entered into a Distribution Services Agreement (“Distribution Agreement”) with MWI on June 17, 2022. Pursuant to the Agreement, we appointed MWI to distribute, advertise, promote, market, supply, and sell the Company’s lead product, Spryng™ on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell Spryng™ within the Territory to established accounts, which include: (a) customers who have purchased Spryng™ from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase Spryng™. All customers must be licensed veterinary practices.

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

We are a smaller reporting company and have not generated material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to commercialize our initial product, Spyng™.

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2022	2021	2022	2021

Revenues	$223,280	$4,977	$281,454	$9,122

Cost of Sales	148,159	-	201,179	5,051

Operating Expenses	2,194,689	1,108,333	4,165,936	1,625,946

Other Income (Expense)	7,979	(2,118)	8,644	25,772

Net Loss	$(2,111,589)	$(1,105,474)	$(4,077,017)	$(1,596,103)

Net loss per share - basic and diluted	$(0.21)	$(0.13)	$(0.41)	$(0.21)

For The Three Months Ended September 30, 2022 Compared to The Three Months Ended September 30, 2021

Revenues. Revenues were $223,280 for the three months ended September 30, 2022 compared to revenues of $4,977 for the three months ended September 30, 2021. Revenue in the three months ended September 30, 2022 consisted of sales of our Spryng™ product to veterinary clinics in the amount of $105,016 and to our Distributor of $118,264, respectively. In the three months ended September 30, 2021, our revenues of $4,977 consisted of sales to veterinary clinics. The increase in our revenues in the three months ended September 30, 2022 is due to (i) increased sales to veterinary clinics due to our marketing and other commercialization efforts which began in September 2021, and (ii) sales to our Distributor pursuant to our Distribution Agreement.

Cost of Sales. Cost of sales was $148,159 and $0 for the three months ended September 30, 2022 and 2021, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased cost of sales in the three months ended September 30, 2022 compared to the same period in the prior year.

Operating Expenses. Operating expenses were $ 2,194,689 and $1,108,333 for the three months ended September 30, 2022 and 2021, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased general and administrative expenses and sales and marketing expenses related to the sale of its Spryng™ product in the three months ended September 30, 2022 compared to the same period in the prior year.

General and administrative (“G&A”) expenses were $1,186,320 and $756,186 for the three months ended September 30, 2022 and 2021, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees, stock compensation and incremental public company costs.

Sales and marketing expenses were $867,985 and $235,767 for the three months ended September 30, 2022 and 2021, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of our Spryng™ product. The increase in sales and marketing expenses was due to the launch and commercialization of Spryng.™

Research and development (“R&D”) expenses were $140,384 and $116,380 for the three months ended September 30, 2022 and 2021, respectively. The increase in R&D expenses was related to the timing of clinical studies in the three months ended September 30, 2022 compared to the same period in the prior year.

Operating Loss. As a result of the foregoing, our operating loss was $2,119,568 and $1,103,356 for the three months ended September 30, 2022 and 2021, respectively. The increase in our operating loss was related to the increased operating expenses incurred to support the launch of Spryng™ and the incremental public company costs incurred in the three months ended September 30, 2022 compared to the same period in the prior year.

Other Income (Expense). Other income was $7,979 for the three months ended September 30, 2022 as compared to other expense of $2,118 for the three months ended September 30, 2021. Other income in 2022 consisted of net interest income. Other expense in 2021 consisted of net interest expense.

Net Loss. Our net loss for the three months ended September 30, 2022 was $2,111,589 or ($0.21) per share as compared to a net loss of $1,105,474 or ($0.13) per share for the three months ended September 30, 2021. The increase in our net loss was related to the increased operating expenses incurred to support the launch of Spryng™ and the incremental public company costs compared to the same period in the prior year. The weighted average number of shares outstanding was 10,053,463 compared to 8,749,233 for the three months ended September 30, 2022 and 2021, respectively.

For The Six Months Ended September 30, 2022 Compared to The Six Months Ended September 30, 2021

Revenues. Revenues were $281,454 for the six months ended September 30, 2022 compared to revenues of $9,122 for the six months ended September 30, 2021. Revenue for the six months ended September 30, 2022 consisted of sales of our Spryng™ product to veterinary clinics in the amount of $163,190 and to our Distributor in the amount of $118,264, respectively. In the six months ended September 30, 2021, our revenues of $9,122 consisted of sales to veterinary clinics. The increase in our revenues in the six months ended September 30, 2022 is due to (i) increased sales to veterinary clinics due to our marketing and other commercialization efforts which began in September 2021, and (ii) sales to our Distributor pursuant to the Distribution Agreement.

Cost of Sales. Cost of sales was $201,179 and $5,051 for the six months ended September 30, 2022 and 2021, respectively. Cost of sales includes product costs related to the sale of products and labor and overhead costs. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased cost of sales in the six months ended September 30, 2022 compared to the same period in the prior year.

Operating Expenses. Operating expenses were $4,165,936 and $1,625,946 for the six months ended September 30, 2022 and 2021, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased general and administrative expenses and sales and marketing expenses related to the sale of its Spryng™ product in the six months ended September 30, 2022 compared to the same period in the prior year.

General and administrative (“G&A”) expenses were $2,429,342 and $1,087,131 for the six months ended September 30, 2022 and 2021, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees, stock compensation and incremental public company costs.

Sales and marketing expenses were $1,524,554 and $285,498 for the six months ended September 30, 2022 and 2021, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of our Spryng™ product. The increase in sales and marketing expenses was due to the launch and commercialization of Spryng™ .

Research and development (“R&D”) expenses were $212,040 and $ 253,317 for the six months ended September 30, 2022 and 2021, respectively. The decrease in R&D expenses was related to the timing of clinical studies in the six months ended September 30, 2022 compared to the same period in the prior year.

Operating Loss. As a result of the foregoing, our operating loss was $4,085,661 and $1,621,875 for the six months ended September 30, 2022 and 2021, respectively. The increase in our operating loss, was related to the costs to support the launch of Spryng™ and the incremental public company costs incurred in the six months ended September 30, 2022 compared to the same period in the prior year.

Other Income. Other income was $8,644 for the six months ended September 30, 2022 as compared to other income of $25,772 for the six months ended September 30, 2021. Other income in 2022 consisted of net interest income. Other income in 2021 consisted of the forgiveness of PPP loan and accrued interest of $31,680 partially offset by interest expense of $5,908.

Net Loss. Our net loss for the six months ended September 30, 2022 was $4,077,017 or ($0.41) per share as compared to a net loss of $1,596,103 or ($0.21) per share for the six months ended September 30, 2021. The weighted average number of shares outstanding was 10,021,090 compared to 7,757,099 for the six months ended September 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwritten public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering.

As of September 30, 2022, our current assets were $3,383,330, including $2,337,093 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,253,771 including $1,187,227 of accounts payable and accrued expenses. Our working capital as of September 30, 2022 was $2,129,559.

The Company has continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for the next four months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $3,749,581 of net cash in operating activities for the six months ended September 30, 2022. This cash used in operating activities was primarily attributable to our net loss of $4,077,017, an increase in inventories of $206,654, an increase in prepaid expenses and other assets of $180,658 and an increase in accounts receivable of $126,546, partially offset by stock compensation expense of $537,202 and stock issued for services of $166,114.

Net Cash Used in Investing Activities – We used $83,566 of net cash in investing activities for the six months ended September 30, 2022, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – Cash provided from financing activities was $63,413 the six months ended September 30, 2022 consisting of cash received from the exercise of warrants partially offset by $3,145 in repayments of a note payable.

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

At September 30, 2022, the Company’s inventory has a carrying value of $304,967 and is broken down into $45,479 of finished goods, $21,525 of work in process and $237,963 in raw materials.

At March 31, 2022, the Company’s inventory had a carrying value of $98,313 and was broken down into $11,889 of finished goods, $22,960 of work in process and $63,464 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of September 30, 2022, we are obligated on a note and accrued interest of $30,605.

Purchase Commitment

We issued purchase orders as of September 30, 2022 totaling $100,000 for inventory that we expect to receive within the next six months.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2022, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our 2022 10-K Report and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital at September 30, 2022 was $2,129,559. We believe this working capital is sufficient to fund operations for the next four months (see “Liquidity and Capital Resources” above).

We have continued to realize losses from operations. However, as a result of our Public Offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next four months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

There were no significant changes in our internal control over financial reporting in the second quarter of our fiscal year ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

For the three months ended September 30, 2022, the Company issued 106,914 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;
ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370; and
iii)	25,000 shares in August 2022 to service providers for consulting services valued at $49,920; and
iv)	33,250 shares in July and August 2022 in related to vesting of restricted stock units issued to five employees.

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

The offer and sale of all of the units in our Public Offering were registered under the Securities Act pursuant to a registration statement on Form S-1, as amended (File No. 333-249452), which was declared effective by the SEC on August 10, 2021 (“Registration Statement”). ThinkEquity, a division of Fordham Financial Management, Inc. acted as the sole book-running manager for the offering. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC under the symbols “PETV” and “PETVW” respectively.

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

November 10, 2022	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

November 10, 2022	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

