Form 10-Q
period 2022-12-31
PetVivo Holdings, Inc.
filed 2023-02-09
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Common Stock, $0.001

(Title of Class)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 8, 2023
Common Stock, $0.001	10,827,536

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED December 31, 2022

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance or achievements of PetVivo Holdings, Inc. (the “Company”), to be materially different from future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that these projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC”), including our Annual Report on Form 10-K for our fiscal year ended March 31, 2022 (“2022 10-K Report”) and risks described in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

i

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022 (Unaudited)	March 31, 2022
Assets:
Current Assets
Cash and cash equivalents	$374,533	$6,106,827
Accounts receivable	506,844	2,596
Inventory, net	374,882	98,313
Prepaid expenses and other assets	479,670	547,664
Total Current Assets	1,735,929	6,755,400

Property and Equipment, net	520,321	311,549

Other Assets:
Operating lease right-of-use	257,469	299,101
Patents and trademarks, net	41,746	48,452
Security deposit	12,830	12,830
Total Other Assets	312,045	360,383
Total Assets	$2,568,295	$7,427,332

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$456,052	$323,384
Accrued expenses	1,041,628	784,375
Operating lease liability – short term	60,061	59,178
Note payable and accrued interest	6,841	6,549
Total Current Liabilities	1,564,582	1,173,486
Other Liabilities
Note payable and accrued interest (net of current portion)	22,155	27,201
Operating lease liability (net of current portion)	197,408	239,923
Total Other Liabilities	219,563	267,124
Total Liabilities	1,784,145	1,440,610
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding at December 31, 2022 and March 31, 2022	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 10,106,525 and 9,988,361 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	10,106	9,988
Additional Paid-In Capital	70,289,100	69,103,155
Accumulated Deficit	(69,515,056)	(63,126,421)
Total Stockholders’ Equity	784,150	5,986,722
Total Liabilities and Stockholders’ Equity	$2,568,295	$7,427,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues	$510,109	$51,004	$791,563	$60,126

Cost of Sales	223,687	98,997	424,866	104,048
Gross Profit	286,422	(47,993)	366,697	(43,922)

Operating Expenses:

Sales and Marketing	1,047,549	404,462	2,572,103	689,960
Research and Development	248,157	34,326	460,197	287,643
General and Administrative	1,309,534	1,170,870	3,738,876	2,258,001

Total Operating Expenses	2,605,240	1,609,658	6,771,176	3,235,604

Operating Loss	(2,318,818)	(1,657,651)	(6,404,479)	(3,279,526)

Other Income
Forgiveness of PPP loan and accrued interest	-	-	-	31,680
Interest Income	7,200	15,522	15,844	9,614
Total Other Income	7,200	15,522	15,844	41,294

Loss before taxes	(2,311,618)	(1,642,129)	(6,388,635)	(3,238,232)

Income Tax Provision	-	-	-	-

Net Loss	$(2,311,618)	$(1,642,129)	$(6,388,635)	$(3,238,232)

Net Loss Per Share:
Basic and Diluted	$(0.23)	$(0.17)	$(0.64)	$(0.38)

Weighted Average Common Shares Outstanding:
Basic and Diluted	10,098,658	9,756,945	10,047,040	8,426,135

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

Nine Months Ended December 31, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$5,986,722
Stock-based compensation	-	-	231,231	-	231,231
Net loss	-	-	-	(1,965,428)	(1,965,428)
Balance at June 30, 2022	9,988,361	$9,988	$69,334,386	$(65,091,849)	$4,252,525

Cash paid to exercise warrants	48,664	49	66,509	-	66,558
Vesting of restricted stock units	33,250	33	(33)	-	-
Stock issues for services	25,000	25	49,895	-	49,920
Stock based compensation	-	-	305,971	-	305,971
Net loss	-	-	-	(2,111,589)	(2,111,589)
Balance at September 30, 2022	10,095,275	$10,095	$69,756,728	$(67,203,438)	$2,563,385

Vesting of restricted stock units	11,250	11	(11)	-	-
Stock-based compensation	-	-	532,383	-	532,383
Net Loss	-	-	-	(2,311,618)	(2,311,618)
Balance at December 31, 2022	10,106,525	$10,106	$70,289,100	$(69,515,056)	$784,150

Nine Months Ended December 31, 2021

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$(896,979)
Common stock sold	49,014	50	343,048	-	343,098
Cash paid to exercise warrants	4,500	4	39,996	-	40,000
Stock issued for debt conversion	80,522	80	232,578	-	232,658
Cashless warrant exercises	160,006	160	(160)	-	-
Stock-based compensation	-	-	55,674	-	55,674
Net loss	-	-	-	(490,629)	(490,629)
Balance at June 30, 2021	7,093,155	$7,093	$57,878,784	$(58,602,055)	$(716,178)

Common stock sold	2,511,000	2,511	4,966,020	-	4,968,531
Warrants sold	-	-	4,889,252	-	4,889,252
Cash paid to exercise warrants	1,594	1	2,030	-	2,031
Cashless warrant exercise	40,038	40	(40)	-	-
Stock issued for services	42,000	42	209,958	-	210,000
Stock-based compensation	-	-	104,092	-	104,092
Stock and warrants granted for debt conversion	43,556	44	195,956	-	196,000
Net loss	-	-	-	(1,105,474)	(1,105,474)
Balance at September 30, 2021	9,731,343	$9,731	$68,246,052	$(59,707,529)	$8,548,254

Stock issued for services	26,085	27	71,053	-	71,080
Vesting of restricted stock units	300	-	-	-	-
Stock-based compensation	-	-	272,717	-	272,717
Net loss	-	-	-	(1,642,129)	(1,642,129)
Balance at December 31, 2021	9,757,728	$9,758	$68,589,822	$(61,349,658)	$7,249,922

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months Ended
	December 31,2022	December 31,2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss For The Period	$(6,388,635)	$(3,238,232)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,069,585	432,483
Amortization of prepaid stock issued for services	258,844	71,080
Depreciation and amortization	91,785	43,168
Forgiveness of PPP loan and accrued interest	-	(31,680)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other assets	(140,930)	(44,659)
Increase in accounts receivable	(504,248)	(3,186)
Increase in inventory	(276,569)	(104,965)
Decrease in deferred offering costs	-	280,163
Interest accrued on convertible notes payable	-	(3,013)
Interest accrued on notes payable - related party	-	4,013
Increase in accounts payable and accrued expenses	389,921	106,319
Decrease in accrued expenses - related party	-	(36,808)
Net Cash Used In Operating Activities	(5,500,247)	(2,525,317)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(293,851)	(91,908)
Disbursements for patents and trademarks	-	(19,154)
Net Cash Used in Investing Activities	(293,851)	(111,062)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sold	-	10,200,881
Proceeds from exercise of warrants	66,558	42,031
Repayments of note payable	(4,754)	(4,235)
Repayments of PPP loan	-	(3,571)
Repayments of notes payable - related party	-	(48,267)
Repayments of notes payable - directors	-	(20,300)
Net Cash Provided by Financing Activities	61,804	10,166,539
Net (Decrease) Increase in Cash	(5,732,294)	7,530,160
Cash at Beginning of Period	6,106,827	23,578
Cash at End of Period	$374,533	$7,553,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$2,388	$9,071
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock issued for debt conversion	-	$232,658
Stock and warrants granted for debt conversion	-	$196,000
Prepaid stock issued for services	$49,920	$210,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment and/or management of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such osteoarthritis in dogs and horses, in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the three and nine months ended December 31, 2022, are not necessarily indicative of results to be expected for the year ending March 31, 2023, or for any other interim period or for any future year. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2022.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo, Inc. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments, distributor rebate payable, provision for product returns, lease assets and liabilities and valuation of deferred tax assets.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. As of December 31, 2022 and March 31, 2022, the Company did have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consists of amounts due from a distributor (see revenue recognition). Accounts receivable are recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible.

(H) Inventory

Inventories are recorded in accordance with ASC 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology.

(I) Property & Equipment

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

(J) Patents and Trademarks

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

(K) Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had 3,634,817 warrants outstanding as of December 31, 2022, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $5.04 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 328,168 restricted stock units outstanding as of December 31, 2022 which are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 755,849 options outstanding as of December 31, 2022, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options is $2.17 per share. These options are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 3,754,484 warrants outstanding as of December 31, 2021, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $4.95 per share. These warrants were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 549,265 restricted stock units outstanding as of December 31, 2021 which were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company uses the guidance in Accounting Standards Codification (“ASC”) 260 to determine if-converted loss per share. ASC 260 states that convertible securities should be considered exercised on the latter of the first day of the reporting period’s quarter or the inception date of the debt instrument. Also, the if-converted method shall not be applied for the purposes of computing diluted EPS if the effect would be anti-dilutive.

(L) Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606 “Revenue from Contracts with Customers.”

The Company derives revenue from the sale of its pet care products directly to its veterinarian customers in the United States. The Company recognizes revenue when performance obligations under the terms of a contract with the veterinarian customer are satisfied. Product sales occur once control or title is transferred based on the commercial terms. Revenue is recognized upon delivery to the customer, which is when control of these products is transferred and in an amount that reflects the consideration the Company expects to receive for these products. Shipping costs charged to customers are reported as an offset to the respective shipping costs. The Company does not have any significant financing components as payment is received at or shortly after the point of sale.

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2022. As a result, there is no refund liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three and nine months ended December 31, 2022, the Company recognized revenue from product sales under the Agreement of $456,502 and $574,766, respectively. This represents 89% and 73% of total revenues for the three and nine months ended December 31, 2022, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows at December 31, 2022:

Accounts receivable	$506,844
Rebate liability	$25,000
Distribution fee payable	$31,566

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2022 and March 31, 2022, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis at December 31, 2022 and March 31, 2022.

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

(P) Stock-Based Compensation

Stock options are valued using the Black-Scholes option-pricing model. The Black-Scholes valuation model require the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, expected dividend yield and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 11 – “Stockholders’ Equity”).

(Q) Income Taxes

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

All other newly issued, but not yet effective, accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of December 31, 2022 and March 31, 2022, the Company had inventory of $374,882 and $98,313, respectively.

The inventory components are as follows:

	December 31, 2022	March 31, 2022
Finished goods	$30,947	$11,889
Work in process	25,860	22,960
Raw materials	318,075	63,464
Total Net	$374,882	$98,313

NOTE 3 – PREPAID EXPENSES AND OTHER ASSETS

As of December 31, 2022, the Company had $479,670 in prepaid expenses and other assets consisting primarily of $221,000 in insurance costs, $84,000 in board compensation, $57,000 in tradeshows, $45,000 in clinical studies, $17,000 in Nasdaq and FINRA fees and $37,000 in software subscription fees.

As of March 31, 2022, the Company had $547,664 in prepaid expenses and other assets consisting primarily of $220,000 in investor relations services, $148,000 in insurance costs, $71,000 in clinical studies, $46,000 in tradeshows and $45,000 in Nasdaq fees.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 31, 2022	March 31, 2022
Leasehold improvements	$216,159	$216,159
Production equipment	450,927	197,967
R&D equipment	25,184	25,184
Computer equipment and furniture	117,789	76,898
Total, at cost	810,059	516,208
Accumulated depreciation	(289,738)	(204,659)
Total Net	$520,321	$311,549

Depreciation expense was $31,035 and $13,123 for the three months ended December 31, 2022 and 2021, respectively.

Depreciation expense was $85,079 and $36,820 for the nine months ended December 31, 2022 and 2021, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	December 31, 2022	March 31, 2022
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,854,453)	(3,847,747)
Total net	$41,746	$48,452

Amortization expense was $2,240 and $2,286 for the three months ended December 31, 2022 and 2021, respectively. Amortization expense was $6,706 and $6,348 for the nine months ended December 31, 2022 and 2021, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31, 2022	March 31, 2022
Accrued payroll and related taxes	$476,492	$433,926
Accrued expenses	232,898	18,211
Accrued lease termination expense	332,238	332,238
Total	$1,041,628	$784,375

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2018, the Company had recorded approximately $332,000 as a potential payable to the lessor. This liability remains outstanding as of December 31, 2022 and March 31, 2022.

NOTE 7 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At December 31, 2022 and March 31, 2022, the amount outstanding on the note was $28,996 and $33,750, respectively. At December 31, 2022, the Company classified $6,841 as a current liability and $22,155 in other liabilities. At March 31, 2022, the Company classified $6,549 as a current liability and $27,201 in other liabilities.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended December 31, 2022 and 2021, the Company made contributions to the plan of $9,554 and $2,350, respectively. For the nine months ended December 31, 2022 and 2021, the Company made contributions to the plan of $23,895 and $2,350, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of December 31, 2022 and March 31, 2022 is $2,205.

The Company entered into a sixty-three-month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of December 31, 2022 and March 31, 2022 is $2,673.

Rent expense for the three months ended December 31, 2022 and 2021 was $32,484 and $16,549, respectively. Rent expense for the nine months ended December 31, 2022 and 2021 was $93,460 and $50,952, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2022:

2023	$14,901
2024	60,588
2025	61,964
2026	63,372
2027	55,102
255,927
Amount representing interest	1,542
Total	$257,469

In compliance with ASC 842, the Company recognized, based on the extended lease term to November 2026 and a treasury rate of 0.12%, an operating lease right-to-use asset for approximately $189,600 and corresponding and equal operating lease liabilities for the lease. As of December 31, 2022, the present value of future base rent lease payments based on the remaining lease term and weighted average discount rate of approximately 4.3 years and 0.28%, respectively, are as follows:

Present value of future base rent lease payments	$257,469
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$257,469

As of December 31, 2022, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$257,469
Total operating lease assets	$257,469

Operating lease current liability	$60,061
Operating lease other liability	$197,408
Total operating lease liabilities	$257,469

Employment Agreements

The Company has employment agreements with its executive officers. As of December 31, 2022, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

Purchase Commitment

We issued purchase orders as of December 31, 2022 totaling $51,000 for inventory that we expect to receive within the next three months.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $6,388,635 for the nine months ended December 31, 2022, had net cash used in operating activities of $5,500,247 for the same period and has an accumulated deficit of $69,515,056 at December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

The Company sold shares of its common stock in January 2023 (see Note 12) and management intends to raise additional funds through the offering of its equity securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

COVID-19 has had an impact on the global economy, which directly or indirectly may have an impact on our ability to continue as a going concern.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Amended Plan was 1,673,074 at December 31, 2022.

Employees, consultants, and advisors of the Company (or any subsidiary), and non-employee directors of the Company will be eligible to receive awards under the Amended Plan. In the case of consultants and advisors, however, their services cannot be in connection with the offer and sale of securities in a capital-raising transaction nor directly or indirectly to promote or maintain a market for PetVivo common stock.

The Amended Plan is administered by the Compensation Committee of our Board of Directors (the “Committee”), which has full power and authority to determine when and to whom awards will be granted, and the type, amount, form of payment, any deferral payment, and other terms and conditions of each award. Subject to provisions of the Amended Plan, the Committee may amend or waive the terms and conditions, or accelerate the exercisability, of an outstanding award. The Committee also has the authority to interpret and establish rules and regulations for the administration of the Amended Plan. In addition, the Board of Directors may also exercise the powers of the Committee.

The aggregate number of shares of PetVivo common stock available and reserved to be issued under the Amended Plan is 3,000,000 shares, but includes the following limits:

●	the maximum aggregate number of shares of Common Stock granted as an Award to any Non-Employee Director in any one Plan Year will be 10,000 shares; provided that such limit will not apply to any election of a Non-Employee Director to receive shares of Common Stock in lieu of all or a portion of any annual Board, committee chair or other retainer, or any meeting fees otherwise payable in cash.

Awards can be granted for no cash consideration or for any cash and other consideration as determined by the Committee. Awards may provide that upon the grant or exercise thereof, the holder will receive cash, shares of PetVivo common stock, other securities or property, or any combination of these in a single payment, installments or on a deferred basis. The exercise price per share of any stock option and the grant price of any stock appreciation right may not be less than the fair market value of PetVivo common stock on the date of grant. The term of any award cannot be longer than ten years from the date of grant. Awards will be adjusted in the event of a stock dividend or other distribution, recapitalization, forward or reverse stock split, reorganization, merger or other business combination, or similar corporate transaction, in order to prevent dilution or enlargement of the benefits or potential benefits provided under the Amended Plan.

The Amended Plan permits the following types of awards: stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, other stock-based awards, and dividend equivalents.

Common Stock

For the nine months ended December 31, 2022, the Company issued 118,164 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;
ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370;
iii)	25,000 shares in August 2022 to service providers for consulting services valued at $49,920; and
iv)	44,500 shares related to vesting of restricted stock units (“RSU’s), with 10,000 RSU’s vesting in July 2022, 22,000 RSU’s in August 2022, 1,250 RSU’s in September 2022 and 11,250 RSU’s in December 2022.

For the nine months ended December 31, 2021, the Company issued 2,958,615 shares of common stock as follows:

i)	80,522 shares in April 2021 pursuant to a conversion of a $230,000 convertible note and $2,658 in accrued interest at a conversion rate of $2.89 per share;
ii)	4,500 shares in April 2021 pursuant to the exercise of warrants with a strike price of $4.44 per share for cash proceeds of $40,000;
iii)	36,915 shares in May 2021 pursuant to John Lai’s (CEO and a Director of the Company) cashless exercise of a warrant for purchase of 42,188 shares of common stock at a strike price of $1.33 per share;
iv)	79,767 shares in May 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 90,500 shares of common stock at a strike price of $1.40 per share;
v)	49,014 shares during May and June of 2021 in exchange for $343,098 in cash to accredited investors, including an officer and two directors of the Company at a price of $7.00 per share;
vi)	43,324 shares in June 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 56,250 shares of common stock at a strike price of $2.22 per share;
vii)	11,000 shares in July 2021 in exchange for $77,000 in cash to accredited investors at a price of $7.00 per share;

viii)	2,500,000 shares and warrants, as part of the units issued on August 13, 2021 in the Public Offering, in exchange for net proceeds of $9,780,783, at a price of $4.50 per unit;
ix)	43,556 shares and warrants in August 2021 pursuant to a conversion of $196,000 share-settled debt obligation in the Public Offering at a price of $4.50 per unit;
x)	40,038 shares in August 2021 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 48,786 shares of common stock at a strike price of $1.40 per share;
xi)	1,594 shares in September 2021 pursuant to a warrant holder’s exercise of warrants for purchase of 1,594 shares of common stock at a strike price of $1.27 per share for cash proceeds of $2,031;
xii)	42,000 shares in September 2021 to a service provider for future marketing and investor relations services valued at $210,000;
xiii)	25,585 shares in October 2021 to members of the Board of Directors valued at $69,080 as compensation for board services;
xiv)	500 shares in December 2021 to a service provider for consulting services valued at $2,000, and
xv)	300 shares in December 2021 related to vesting of restricted stock units.

The Company has issued shares of common stock to providers of consulting services which are reported in the Consolidated Statements of Stockholders’ Equity. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Cash Flows was $258,844 and $71,080 for the nine months ended December 31, 2022 and 2021, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the Amended Plan that are stock-settled with common shares. Time-based restricted stock units granted under the Amended Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $182,377 and $251,885 for the three months ended December 31, 2022 and 2021, respectively and $547,131 and $359,992 for the nine months ended December 31, 2022 and 2021, respectively. On December 31, 2022, there were approximately $958,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.5 years.

Our time-based restricted stock unit activity for the year ended March 31, 2022, and the nine-month period ended December 31, 2022 is as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2021	-	-	-
Granted	549,565	$3.86	-
Expired	(4,073)	$2.70	-
Vested	(172,824)	$3.44	-
Balance at March 31, 2022	372,668	$4.07	$760,243
Vested	(44,500)	$4.80	-
Balance at December 31, 2022	328,168	$3.97	$643,209

1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $350,006 for the three months ended December 31, 2022 and $480,792 for the nine months ended December 31, 2022. At December 31, 2022, there was approximately $1,126,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.

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

The following table sets forth the assumptions used to estimate fair values of our stock options granted:

	Nine Months Ended December 31, 2022	Year Ended March 31, 2022
Expected term	7 years	7 years
Expected volatility	173.2% - 207.8%	205.0% - 210.5%
Risk-free interest rate	2.96% - 4.35%	1.47% – 2.14%
Expected dividend yield	0%	0%
Fair value on the date of grant	$ 1.87 - $2.79	$ 1.39 - $1.99

Our stock option activity for the year ended March 31, 2022 and the nine month period ended December 31, 2022 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2021	-	-	-	-
Granted	195,000	$1.56		-
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200
Granted	585,849	$2.39
Cancelled	(25,000)	$2.46
Balance at December 31, 2022	755,849	$2.17	6.3 years	$84,150

Options exercisable at December 31, 2022	110,456

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of this period.

The following summarizes additional information about our stock options:

December 31, 2022
Number of:
Non-vested options, beginning of period	195,000
Non-vested options, end of period	645,393
Vested options, end of period	110,456

December 31, 2022
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.56
Non-vested options, end of period	$2.16
Vested options, end of period	$2.27
Forfeited options, during the period	-

Warrants

During the three and nine months ended December 31, 2022, no warrants were issued.

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

These warrants’ values were arrived at by using the Black-Scholes option pricing model with the following assumptions:

i) an expected volatility of the Company’s shares on the date of the grant of approximately 315% based on historical volatility.

ii) risk-free rate identical to the U.S. Treasury 5-year treasury bill rate on the date of the grant of 0.82%.

A summary of warrant activity for the year ended March 31, 2022 and the nine-month period ended December 31, 2022 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price
Outstanding, March 31, 2021	1,081,668	$2.02	881,982	$2.00
Issued and granted	3,043,556	$5.63
Exercised for cash	(6,094)	$(6.90)
Cashless warrant exercises	(237,724)	$(1.58)
Expired	(15,922)	$(5.27)
Cancelled	(108,000)	$(1.79)
Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	$(1.37)
Expired	(74,003)	$(2.97)
Outstanding, December 31, 2022	3,634,817	$5.04	3,612,317	$5.06

On December 31, 2022, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	347,073	$1.35	3.68	347,073	$1.35

$2.01-4.00	165,438	$2.33	1.74	142,938	$2.35

$4.01-5.63	3,122,306	$5.60	3.52	3,122,306	$5.60

Total	3,634,817	$5.04	3.45	3,612,317	$5.06

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $0 and $20,332 for the three months ended December 31, 2022 and 2021, respectively. Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $41,662 and $72,491 for the nine months ended December 31, 2022 and 2021, respectively. At September 30, 2022, there was no future unrecognized warrant expense.

For the three months ended December 31, 2022 and 2021, the total stock-based compensation on all instruments was $532,383 and $272,717, respectively. For the nine months ended December 31, 2022 and 2021, the total stock-based compensation on all instruments was $1,069,585 and $432,483, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On January 5, 2023, the Company sold 610,011 shares of its common stock in a registered direct offering at a purchase price of $2.32 per share, with the first and second closings on January 9 and 13, 2023, respectively. Proceeds from this offering were approximately $1.4 million, after deducting transaction expenses.

On January 10, 2023, the Company entered into a new lease agreement for 14,073 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this lease asset will take place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033 and the Company has a renewal option for a period of five years.

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

CURRENT BUSINESS OPERATIONS

The Company is primarily engaged in the business of commercializing and licensing products in the veterinary market to treat and/or manage afflictions of companion animals such as dogs and horses. The Company’s lead product, Spryng™, is based on proprietary technology developed for human biomedical applications, and we intend to leverage the investments already expended in this development to commercialize treatments for companion animals in a capital and time-efficient way.

The Company’s lead product, Spryng™ is derived from proprietary biomaterials that simulate a body’s cellular or acellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin and heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to polymeric biomaterials such as those based upon alpha-hydroxy polymers (e.g. PLA, PLGA and the like), polycryamides and other “synthetic” biomaterials that may lack the multiple “natural” proteins and carbohydrates incorporated into our biomaterials. These proprietary protein-based biomaterials appear to mimic the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

The Company’s lead product, Spryng™ is a veterinary medical device designed to help reinforce and augment articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles are similar to natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng™ with OsteoCushion™ Technology addresses the affliction, loss of synovial fluid and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best our knowledge, has elicited minimal adverse side effects in dogs and horses. Based on information provided to us by veterinarians and pet owners, Spryng™-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain and inflammation and/or enhancing joint lubrication, but can be slow acting and/or short lasting.

We believe Spryng™ is an optimal solution to safely improve joint function in animals for several reasons:

●	Spryng™ addresses the underlying problems which relate to deterioration of cartilage causing bones to contact each other and a lack of synovial fluid. Spryng™ provides a biocompatible lubricious cushion to the joint, which establishes a barrier between the bones, thereby protecting the remaining cartilage and bone.
●	Spryng™ is easily administered with the standard intra-articular injection technique. Multiple joints can be treated simultaneously.
●	Case studies indicate many dogs and horses have long-lasting improvement in lameness after having been treated with Spryng™.
●	After receiving a Spryng™ injection, many canines are able to discontinue the use of NSAID’s, eliminating the risk of negative side effects.
●	Spryng™ is an effective and economical solution for treating osteoarthritis. A single injection of Spryng™ is approximately $600 to $900 per joint and typically lasts for at least 12 months.

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

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng™ completed a safety and efficacy study in rabbits in 2007. Since that time, more than 1,500 horses and dogs have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a canine clinical study with Ethos Veterinary Health in May 2022 with anticipated completion in fiscal 2023. We anticipate these and other studies that we plan to initiate will be primarily used to support our commercialization efforts and expand the use of Spryng™ in other applications.

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng™ in the United States through our distribution relationship with MWI Veterinary Supply Co. (“Distributor” or “MWI”) and the use of sales reps, clinical studies and market awareness to educate and inform key opinion leaders on the benefits of Spryng™.

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

We manufacture our products in our ISO 7 certified clean room facility in Minneapolis using our patented and scalable self-assembly production process, which minimizes the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. A second ISO 7 cleanroom facility is expected to be operational later this year. We believe that having two manufacturing facilities will help us minimize supply risks, allow for the continued scaling of our production capacity, and expand our research and development facilities.

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

We are a smaller reporting company and have not generated material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to commercialize our initial product, Spryng™.

RESULTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2022	2021	2022	2021
Revenues	$510,109	$51,004	$791,563	$60,126
Cost of Sales	223,687	98,997	424,866	104,048

Operating Expenses	2,605,240	1,609,658	6,771,176	3,235,604

Other Income	7,200	15,522	15,844	41,294
Net Loss	$(2,311,618)	$(1,642,129)	$(6,388,635)	$(3,238,232)
Net loss per share - basic and diluted	$(0.23)	$(0.17)	$(0.64)	$(0.38)

For The Three Months Ended December 31, 2022 Compared to The Three Months Ended December 31, 2021

Revenues. Revenues were $510,109 for the three months ended December 31, 2022 compared to revenues of $51,004 for the three months ended December 31, 2021. Revenues in the three months ended December 31, 2022 consisted of sales of our Spryng™ product to our Distributor of $456,502 and to veterinary clinics in the amount of $53,607. In the three months ended December 31, 2021, our revenues of $51,004 consisted of sales to veterinary clinics. The increase in our revenues in the three months ended December 31, 2022 is due to sales to our Distributor pursuant to our Distribution Agreement.

Cost of Sales. Cost of sales was $223,687 and $98,997 for the three months ended December 31, 2022 and 2021, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. The increase in cost of sales in the three months ended December 31, 2022 is due to the increased sales to our Distributor pursuant to our Distribution Agreement.

Operating Expenses. Operating expenses were $ 2,605,240 and $1,609,658 for the three months ended December 31, 2022 and 2021, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased general and administrative expenses and sales and marketing expenses related to the sale of its Spryng™ product in the three months ended December 31, 2022 compared to the same period in the prior year.

General and administrative (“G&A”) expenses were $1,309,534 and $1,170,870 for the three months ended December 31, 2022 and 2021, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, stock compensation and legal fees. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees and stock compensation.

Sales and marketing expenses were $1,047,549 and $404,462 for the three months ended December 31, 2022 and 2021, respectively. Sales and marketing expenses include compensation, consulting, tradeshows and stock compensation costs to support the launch of our Spryng™ product. The increase in sales and marketing expenses in the three months ended December 31, 2022 was due to the hiring of sales personnel and related costs, increased presence at tradeshows and awareness initiatives as part of the commercialization of Spryng™ and supporting our Distributor relationship.

Research and development (“R&D”) expenses were $248,157 and $34,326 for the three months ended December 31, 2022 and 2021, respectively. The increase in R&D expenses was related to the increase in clinical studies in the three months ended December 31, 2022 compared to the same period in the prior year.

Operating Loss. As a result of the foregoing, our operating loss was $2,318,818 and $1,657,651 for the three months ended December 31, 2022 and 2021, respectively. The increase in our operating loss was related to the increased operating expenses incurred to support the commercial launch of Spryng™ incurred in the three months ended December 31, 2022 compared to the same period in the prior year.

Other Income. Other income was $7,200 and $15,522 for the three months ended December 31, 2022 and 2021, respectively, consisted of net interest income.

Net Loss. Our net loss for the three months ended December 31, 2022 was $2,311,618 or ($0.23) per share as compared to a net loss of $1,642,129 or ($0.17) per share for the three months ended December 31, 2021. The increase in our net loss was related to the increased operating expenses incurred to support the launch of Spryng™ compared to the same period in the prior year. The weighted average number of shares outstanding was 10,098,658 compared to 9,756,945 for the three months ended December 31, 2022 and 2021, respectively.

For The Nine Months Ended December 31, 2022 Compared to The Nine Months Ended December 31, 2021

Revenues. Revenues were $791,563 for the nine months ended December 31, 2022 compared to revenues of $60,126 for the nine months ended December 31, 2021. Revenues for the nine months ended December 31, 2022 consisted of sales of our Spryng™ product to our Distributor in the amount of $574,766 and to veterinary clinics in the amount of $191,797. In the nine months ended December 31, 2021, our revenues of $60,126 consisted of sales to veterinary clinics. The increase in our revenues in the nine months ended December 31, 2022 is due to (i) sales to our Distributor pursuant to our Distribution Agreement and (ii) increased sales to veterinary clinics due to our marketing and other commercialization efforts which began in September 2021.

Cost of Sales. Cost of sales was $424,866 and $104,048 for the nine months ended December 31, 2022 and 2021, respectively. Cost of sales includes product costs related to the sale of products and labor and overhead costs. The increase in cost of sales is due to the increased sales to our Distributor pursuant to our Distribution Agreement.

Operating Expenses. Operating expenses were $6,771,176 and $3,235,604 for the nine months ended December 31, 2022 and 2021, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The Company began commercialization of its Spryng™ product in September 2021, which resulted in increased general and administrative expenses and sales and marketing expenses related to the sale of its Spryng™ product in the nine months ended December 31, 2022 compared to the same period in the prior year.

General and administrative (“G&A”) expenses were $3,738,876 and $2,258,001 for the nine months ended December 31, 2022 and 2021, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, legal fees and stock compensation. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees and stock compensation.

Sales and marketing expenses were $2,572,103 and $689,960 for the nine months ended December 31, 2022 and 2021, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product. The increase in sales and marketing expenses was due to the hiring of sales personnel and related costs, increased presence at tradeshows and awareness initiatives as part of the commercialization of Spryng™ and supporting our Distributor relationship.

Research and development (“R&D”) expenses were $460,197 and $287,643 for the nine months ended December 31, 2022 and 2021, respectively. The increase in R&D expenses was related to the increase in clinical studies in the nine months ended December 31, 2022 compared to the same period in the prior year.

Operating Loss. As a result of the foregoing, our operating loss was $6,404,479 and $3,279,526 for the nine months ended December 31, 2022 and 2021, respectively. The increase in our operating loss was related to the costs to support the launch of Spryng™ incurred in the nine months ended December 31, 2022 compared to the same period in the prior year.

Other Income. Other income was $15,844 for the nine months ended December 31, 2022 as compared to other income of $41,294 for the nine months ended December 31, 2021. Other income in 2022 consisted of net interest income. Other income in 2021 consisted of the forgiveness of PPP Loan and accrued interest of $31,680 and net interest income of $9,614.

Net Loss. Our net loss for the nine months ended December 31, 2022 was $6,388,635 or ($0.64) per share as compared to a net loss of $3,238,232 or ($0.38) per share for the nine months ended December 31, 2021. The weighted average number of shares outstanding was 10,047,040 compared to 8,426,135 for the nine months ended December 31, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwritten public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering.

As of December 31, 2022, our current assets were $1,735,929, including $374,533 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,564,582 including $1,497,680 of accounts payable and accrued expenses. Our working capital as of December 31, 2022 was $171,347.

The Company has continued to realize losses from operations. However, as a result of our Public Offering and the recent sale of our common stock in a registered direct offering which closed in January 2023, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for the next four months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $5,500,247 of net cash in operating activities for the nine months ended December 31, 2022. This cash used in operating activities was primarily attributable to our net loss of $6,388,635, an increase in inventories of $276,569, an increase in prepaid expenses and other assets of $140,930 and an increase in accounts receivable of $504,248, partially offset by stock compensation expense of $1,069,585 and stock issued for services of $258,844.

Net Cash Used in Investing Activities – We used $293,851 of net cash in investing activities for the nine months ended December 31, 2022, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – Cash provided from financing activities was $61,804 for the nine months ended December 31, 2022 consisting of cash received of $66,558 from the exercise of warrants partially offset by $4,754 in repayments of a note payable.

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

At December 31, 2022, the Company’s inventory has a carrying value of $374,882 and is broken down into $30,947 of finished goods, $25,860 of work in process and $318,075 in raw materials.

At March 31, 2022, the Company’s inventory had a carrying value of $98,313 and was broken down into $11,889 of finished goods, $22,960 of work in process and $63,464 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of December 31, 2022, we are obligated on a note and accrued interest of $28,996.

Purchase Commitment

We issued purchase orders as of December 31, 2022 totaling $51,000 for inventory that we expect to receive within the next three months.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2022, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our 2022 10-K Report and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital at December 31, 2022 was $171,347. In January 2023, the Company sold 610,011 shares of its common stock in a registered direct offering at a purchase price of $2.32 per share. Proceeds from this offering were approximately $1.4 million, after deducting transaction expenses. We believe this working capital is sufficient to fund operations for the next four months (see “Liquidity and Capital Resources” above).

We have continued to realize losses from operations. However, as a result of our Public Offering and the recent sale of our common stock in a registered direct offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next four months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed the FASB-issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

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

There were no significant changes in our internal control over financial reporting in the third quarter of our fiscal year ending March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

For the three months ended December 31, 2022, the Company issued 11,250 shares of common stock in December related to vesting of restricted stock units issued to three employees.

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

As disclosed in the Registration Statement, we used a portion of the net proceeds from the Public Offering for debt repayment of $101,400 consisting of (i) $36,808 in accrued salary and expenses relating to the CEO; (ii) $20,000 in notes payable to four directors, which accrued interest at a rate of 6.5% per annum and matured in September 2021; and (iii) repayment of $44,554 in a note payable to our former Director of Science and Technology and a director, which accrued interest at a rate of 8% per annum, and maturity date of June 30, 2022.

There has been no material change in our intended use of proceeds from our Public Offering as described in the Prospectus filed with the SEC pursuant to Rule 424(b)(4) on August 13, 2021.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not required.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

10.1	PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2022).
10.2	Amendment No. 1 to Employment Agreement between the Company and John Lai to be effective as of November 1, 2022 10.1 (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022).
10.3	Amendment No. 1 to Employment Agreement between the Company and Robert Folkes, effective as of November 1, 2022 (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022).
10.4	Amendment No. 1 to Employment Agreement between the Company and Randall Meyer, effective as of November 1, 2022 (incorporated by reference to Exhibit 10.3 in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022).
10.5	Amendment No. 1 to Employment Agreement between the Company and John Dolan, effective as of November 1, 2022 ( incorporated by reference to Exhibit 10.4 in the Company’s Current Report on Form 8-K filed with the SEC on October 24, 2022).
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Section 906 Certification of Chief Executive Officer**
32.2	Section 906 Certification of Chief Financial Officer **
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema
101.CAL	Inline XBRL Taxonomy Calculation Linkbase
101.DEF	Inline XBRL Taxonomy Definition Linkbase
101.LAB	Inline XBRL Taxonomy Label Linkbase
101.PRE	Inline XBRL Taxonomy Presentation Linkbase
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith
**Furnished herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 9, 2023	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

February 9, 2023	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

