Form 10-K
period 2023-03-31
PetVivo Holdings, Inc.
filed 2023-06-29
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

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

Securities registered under Section 12(g) of the Act: None

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

As of September 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was $14,379,312, based on the closing price of the common stock on the Nasdaq Capital Market on such date.

As of June 28, 2023, there were 11,824,103 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

As used in this report, the terms “we,” “us,” “our,” “PetVivo,” and the “Company” mean PetVivo Holdings, Inc. and our consolidated wholly-owned subsidiaries, unless the context indicates another meaning.

The information contained on or connected to our website is not incorporated by reference into this report.

Cautionary Statement Regarding Forward-Looking Information

This Annual Report of PetVivo Holdings, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Results of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K. Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

In August 2021, we received net proceeds of approximately $9.7 million in a registered public offering (“Public Offering”) of 2.5 million units at a public offering price of $4.50 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.625 per share. The shares of common stock and warrants were transferable separately immediately upon issuance. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC (“Nasdaq”) under the symbols “PETV” and “PETVW,” respectively.

The Company was incorporated in March 2009 under Nevada law. The Company operates from its corporate headquarters in Edina, Minnesota. For further information, see Note 1, Organization and Description, in the notes to consolidated financial statements in Part II, Item 8.

Business Description

The Company is primarily engaged in the business of commercializing and licensing products in the veterinary market to treat and/or manage afflictions of companion animals such as dogs and horses. Most of our technology was developed for human biomedical applications, and we intend to leverage the investments already expended in their development to commercialize treatments for horses and companion animals in a capital and time-efficient way.

Many of the Company’s products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin, and proteoglycans such as heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g PLA, PLGA, and the like), polyacrylamides, and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary protein-based biomaterials are similar to the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Our initial product, Spryng™ with OsteoCushion™ technology is a veterinary medical device designed to help reinforce and/or augment articular cartilage tissue for the management of lameness and other joint-related afflictions, such as osteoarthritis, in horses and companion animals. Spryng™ with OsteoCushion™ technology is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and/or augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis (“OA”), a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses, and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney, and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng™ with OsteoCushion™ technology addresses the affliction, loss of synovial fluid and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best of our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng™ with OsteoCushion™ technology-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

We believe Spryng™ with OsteoCushion™ technology is an optimal solution to safely improve joint function in animals for several reasons:

●	Spryng™ with OsteoCushion™ technology addresses the underlying problems which relate to the deterioration of cartilage causing bones to contact each other and a lack of synovial fluid. Spryng™ with OsteoCushion™ technology provides a biocompatible lubricious cushion to the joint, which establishes a barrier between the bones, thereby protecting the remaining cartilage and bone.
●	Spryng™ with OsteoCushion™ technology is easily administered with the standard intra-articular injection technique. Multiple joints can be treated simultaneously.
●	Case studies indicate many dogs and horses have long-lasting multi-month improvement in lameness after having been treated with Spryng™.
●	After receiving a Spryng™ injection, many canines are able to discontinue the use of NSAID’s, eliminating the risk of negative side effects.
●	Spryng™ is an effective and economical solution for treating osteoarthritis. A single injection of Spryng™ is approximately $600 to $900 per joint and typically lasts for at least 12 months.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box, and traditional pharmacies have recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace lost prescription revenues with safe and effective products. Spryng™ with OsteoCushion™ technology is a veterinarian-administered medical device that should expand practice revenues and margins. We believe that the increased revenues and margins provided by Spryng™ will accelerate its adoption rate and propel it forward as a standard of care for canine and equine lameness related to or due to synovial joint issues.

Spryng™ with OsteoCushion™ technology is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng™ completed a safety and efficacy study in rabbits in 2007. Since that time, more than 2,000 horses and dogs have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began two canine clinical studies with Ethos Veterinary Health, the first beginning in May of 2022 with anticipated completion in October 2023, and the second beginning in June of 2023 with an expected completion in October 2024. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

We commenced sales of SpryngTM in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of SpryngTM in the United States through our distribution relationship with MWI Veterinary Supply Co. (“Distributor” or “MWI”) and the use of sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of SpryngTM.

We entered into a Distribution Services Agreement (“Distribution Agreement”) with MWI on June 17, 2022. Pursuant to the Agreement, we appointed MWI to distribute, advertise, promote, market, supply, and sell the Company’s lead product, SpryngTM on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell SpryngTM within the Territory to established accounts, which include: (a) customers who have purchased SpryngTM from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase SpryngTM. All customers must be licensed veterinary practices.

We manufacture our products in an ISO 7 certified clean room manufacturing facility in Minneapolis using our patented and scalable self-assembly production process, which minimizes the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. A second ISO cleanroom facility is expected to be operational later this year. We believe that having two manufacturing facilities will help us minimize supply risks, allow for continued scaling of our production capacity, and expand our research and development facilities.

We have a pipeline of therapeutic devices for both veterinary and human clinical applications. Some such devices may be regulated by the FDA or other equivalent regulatory agencies, including but not limited to the Center for Veterinary Medicine (“CVM”). We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company’s vast proprietary product pipeline, the Company may establish strategic out-licensing partnerships to provide secondary revenues.

Product Pipeline

Below is a listing of applications of our technology that we plan to commercialize or out-license to strategic partners:

Dermal Filler

Our biomaterials are constructed from purified water, protein, and carbohydrate, tailored to simulate different body tissues that biologically integrate (bio-integration). Our biomaterials can be manufactured and used as a dermal filler for wrinkle treatment by injection. These formed, gel particles fill, integrate, and rejuvenate dermal skin tissue to remove the wrinkle. This product was taken through an FDA clinical trial under the name CosmetaLife®, see the results here: www.clinicaltrials.gov (NCT00414544).

Cardiovascular Devices

Our blood-compatible biomaterial, which allows blood contact and bio-integrative processes to occur without clotting, platelet attachment, or thrombogenesis, is used to repair cardiovascular tissue. VasoGraft®, a blood vessel graft made from VasoCover™ material, is designed to mimic natural blood vessel tissue in almost every respect, including the components used.

Drug Delivery

Unique fabrication techniques allow us to homogeneously distribute the drug in milligram to nanogram amounts, resulting in optimum performance and manufacturing capabilities for a variety of delivery methods, such as coatings, injectables, implantables, or transmucosal delivery. The first planned transmucosal product has been optimized and tested with peptide drugs with better efficacy than oral dosing via swallowing.

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

Intellectual Property

Our intellectual property (“IP”) portfolio is comprised of patents, patent applications, trademarks, and trade secrets. We have issued ten United States Patents. In addition to the United States patent portfolio, we also have nine patents granted in key markets around the world including Canada, Australia, and countries within the European Union.

We believe we have developed a broad and deep patent portfolio around our biomaterials and manufacturing processes in addition to the application of these biomaterials for use as medical devices, medical device coatings, and pharmaceutical delivery devices. The Company secures other technological know-how by trade secret law and also possesses several trademarks that are either registered or protected pursuant to trademark common law.

United States Patents:

●	10,967,104 – Encapsulated or Coated Stent Systems
●	10,850,006 – Protein Biomaterials and Bioacervates and Methods of Making and Using Thereof
●	10,744,236 - Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof
●	10,016,534 – Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof
●	9,999,705 – Protein Biomaterials and Bioacervates and Methods of Making and Using Thereof
●	9,107,937 – Wound Treatments with Crosslinked Protein Amorphous Biomaterials
●	8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof
●	8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof
●	8,465,537 – Encapsulated or Coated Stent Systems
●	8,153,591 – Protein Biomaterials and Biocoacervates and Methods of Making and Using Thereof

We have been granted nine foreign patents in certain jurisdictions. We have seven patent applications pending in the U.S. and certain foreign jurisdictions.

To maximize the strength and value of our patent portfolio, many of the claims use the transitional term “comprising”, which is synonymous with “including” This use of transitional language is inclusive or open-ended and does not exclude additional, unrecited elements or method steps. Our patents also include method claims covering many of the applications and uses of the biomaterials as medical devices and drug delivery systems. We believe our intellectual property portfolio strongly protects our proprietary technology, including the composition of raw elements used to produce our formulations, the fabricated biomaterials, and their application in end products, thereby making our material and devices much more attractive to industry partners.

We will seek to protect our products and technologies through a combination of patents, regulatory exclusivity, and proprietary know-how. Our goal is to obtain, maintain and enforce patent protection for our products, formulations, processes, methods, and other proprietary technologies, preserve our trade secrets, and operate without infringing on the proprietary rights of other parties, both in the United States and in other countries. Our policy is to actively seek to obtain, where appropriate, the broadest intellectual property protection possible for our current compounds and any future compounds developed. We also strenuously protect our proprietary information and proprietary technology through a combination of contractual arrangements, trade secrets, and patents, both in the United States and abroad. However, even patent protection may not always afford us complete protection against competitors who seek to circumvent our patents.

We depend upon the skills, knowledge, and experience of our scientific and technical personnel, including those of our company, as well as that of our advisors, consultants, and other contractors, none of which is patentable. To help protect our proprietary know-how, which may not be patentable, and inventions for which patents may be difficult to obtain or enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require all of our employees, consultants, advisors, and other contractors to enter into confidentiality agreements that prohibit disclosure of confidential information and, where applicable, require disclosure and assignment of ownership to us of the ideas, developments, discoveries, and inventions important to our business.

Companion Animal Market

Over the last several decades, we believe the animal health market and industry has become a strong component in the overall U.S. economy and is more resistant to economic cycles. The veterinary sector is an attractive area to participate in the growth of the broader healthcare industry without reimbursement risk. The American Pet Products Association (APPA) 2021-2022 National Pet Owners Survey indicates that $123.6 billion was spent on pets in the U. S. in 2021. Vet care and product sales constitute about $34.3 billion of the market. The growth in the U.S. companion animal market has been continuing to increase due to the increase in the number of pet-owning households.

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

Osteoarthritis Market

Osteoarthritis, the most common inflammatory joint disease in both dogs and horses, is a progressive condition that is caused by a deterioration of joint cartilage. Over time, the joint cartilage deterioration creates joint stiffness from mechanical stress resulting in inflammation, pain, and loss of range of motion, which may be referred to as lameness. Osteoarthritis joint stiffness and lameness worsen with time from gradual cartilage degeneration and an ongoing loss of protective cushion and lubricity (i.e., loss of slippery padding). As there is no cure for osteoarthritis, the various treatment methods are focused on managing the related symptoms of pain and inflammation. Veterinarians recommend several treatments depending on the severity of the disease, including a combination of rest, weight loss, physical rehabilitation, and a regimen of pain and anti-inflammatory drugs (NSAIDs). NSAIDs are used to alleviate the pain and inflammation caused by OA, but long-term NSAID use causes gastric problems. Moreover, NSAIDs do not treat the cartilage degeneration issue to halt or slow progression of the OA condition.

The Morris Animal Foundation estimates that OA affects approximately 14 million adult dogs in the U.S. and owners consistently report it as a top concern.

Horse Osteoarthritis (Lameness)

Equine osteoarthritis is the most common cause of lameness in horses. Equine OA is expensive to manage, with estimated annual costs as high as $10,000-15,000 per horse to diagnose, treat, and medicate, researchers found in one study as referenced in the Horse – Equine Monthly.

As noted previously, the American Horse Council reported the total number of horses owned by U.S. households was 7.2 million. According to an annual National Equine Health Survey conducted in collaboration with the British Equine Veterinary Association in 2016, 26% of horses suffered from lameness. As referenced in the Horse–Equine Monthly, studies show 60% of all lameness issues are related to OA. Based on the above assumptions we calculate that there are approximately 1.1 million horses suffering from OA.

Distribution

Most U.S. veterinarians buy a majority of their equipment and supplies from a preferred distributor. More than 75% of veterinarians name Covetrus North America/Butler Schein Animal Health, Inc., Patterson Veterinary, MWI, Midwest Veterinary Supply, Inc., or Victor Medical Company as their preferred distributor. Combined, these top-tier distributors sell more than 85%, by revenue, of the products sold to companion animal veterinarians in the U.S. Covetrus, Patterson, and MWI are recognized by manufacturers, distributors, and veterinarians as the pre-eminent national companion animal veterinary supply distributors in the US. There are no other distributors that provide equivalent levels of service to manufacturers and regularly visit veterinarians in as wide a geographic area as Covetrus, Patterson or MWI. Midwest and Victor are large, regional distributors. The above data in this paragraph was sourced from File No. 101 0023 at the U.S. Federal Trade Commission.

We commenced sales of SpryngTM in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of SpryngTM in the United States through our distribution relationship with MWI and the use of sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of SpryngTM.

We entered into a Distribution Agreement with MWI on June 17, 2022. Pursuant to the Distribution Agreement, we appointed MWI to distribute, advertise, promote, market, supply, and sell the Company’s lead product, SpryngTM on an exclusive basis for two (2) years within the Territory, transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell SpryngTM within the Territory to established accounts, which include: (a) customers who have purchased SpryngTM from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase SpryngTM. All customers must be licensed veterinary practices.

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

The test particle did not cause changes in the articular cartilage of the femur or tibia when injected into the stifle joint of rabbits. The test article and control rabbit knees were not different for either 1 or 4-week time points for all histological measurements. In conclusion, the particles do not cause inflammation or damage to the knee joint and will stick to exposed tissues and biologically integrate with those tissues. The particles were not found to stick to articular cartilage in any sample.

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

CosmetaLife injections allow the body to create a more natural dermal structure in and around every particle. Enhancing the natural process of dermal tissue construction with CosmetaLife allows for long-term dermal contouring, corrections, and rejuvenation with little to no adverse side effects noted in clinical trials.

Particle Device Clinical Studies

The Company has conducted several biocompatibility animal studies. In the implantation study, no abnormal clinical signs were noted for any of the rabbits. The results of the sensitization study in guinea pigs showed a sensitization response equivalent to the negative controls.

A Food and Drug Administration (FDA approved pivotal human clinical trial for an investigational device exemption (IDE) for CosmetaLife began in late 2006. The clinical trial was a randomized, double-blind, parallel assignment, multi-center comparison of the safety and efficacy of CosmetaLife versus Restylane® (Control) for the correction of nasolabial folds. One hundred seventy-one patients were skin tested and 145 were treated at six trial sites. The number of study exits after treatment totaled four subjects. This clinical trial was reported and published at www.clinicaltrials.gov (NCT00414544).

The feedback from physician investigators was positive with respect to CosmetaLife injection qualities, cosmetic appearance, and its feel to the touch. During the first three to four months of the study, CosmetaLife showed no decrease in efficacy, as compared to Restylane which showed an 11 percent decrease in efficacy. The FDA/IDE approved human clinical trial for the CosmetaLife product through twelve months was found to be the same as compared to control hyaluronic acid product, Restylane (for each interval the consensus of the blinded subjects tested preferred CosmetaLife or showed no preference at 3, 6, 9 and 12 months).

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

In the clinical trial, the incidence of possible reaction to a skin test was 2.55 percent, with only one subject showing a reaction to a second test or 0.6%, (1 out of 171). We also have a study report by AppTec, Inc., our Contract Research Organization, that CosmetaLife did not produce an antibody response during the clinical trial further supporting our belief that it is safe to use.

CosmetaLife is composed of materials that approximately meet the Generally Regarded As Safe (GRAS) requirements of the FDA. CosmetaLife contains materials from certified bovine and porcine tissue sources that do not harbor prior disease or Biovine Spongiform Encephalopathy (“BSE”). Additionally, steps in the manufacturing process have been validated for deactivating all viruses.

Extrusion force testing and the clinical trial usage both demonstrate the consistent and easy injection of CosmetaLife. Twenty-five month stability testing shows that CosmetaLife is stable at room temperature conditions. Moreover, CosmetaLife has been shown to be stable at 40 °C (104 °F) conditions for at least 3 months.

Competition

The development and commercialization of new animal health medicines is highly competitive, and we expect considerable competition from major pharmaceutical, biotechnology, and specialty animal health medicines companies. As a result, there are, and likely will continue to be, extensive research and substantial financial resources invested in the discovery and development of new animal health medicines. Our potential competitors include large animal health companies, such as Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; NAH, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health, the animal health division of Boehringer Ingelheim GmbH; Virbac Group; Ceva Animal Health; Vetoquinol and Dechra Pharmaceuticals PLC. We are also aware of several smaller early stage animal health companies, such as Kindred Bio, Aratana Therapeutics Inc. (recently acquired by Elanco), NextVet, and VetDC that are developing products for use in the pet therapeutics market.

Regulation –Veterinary and Human Use

Our lead product, Spryng™, and other medical devices that we may manufacture for both veterinary and human applications, are or will be subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices. Medical devices are generally subject to varying levels of regulatory control depending on whether they are for use in humans or animals.

Veterinary Use

The Federal Food, Drug, and Cosmetic Act (“FDCA”) and FDA regulations establish the system for the regulation of medical devices intended for animal use in the United States. Our lead product, Spryng™, is subject to these regulations, as well as other applicable federal, state, and local laws and regulations. The FDA has regulatory oversight over devices intended for animal use and can take appropriate regulatory action if an animal device is misbranded or adulterated.

The FDA does not require submission of a 510(k), PMA, or any other pre-market approvals for the medical devices intended for use with animals. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments or to list veterinary devices. They also are exempt from post-marketing reporting. It is the responsibility of the manufacturer or distributor of these products to assure that these animal devices are safe, effective, and properly labeled. The FDA recommends manufacturers and/or distributors of veterinary medical devices request a review of their product labeling and promotional literature to ensure compliance with the FDCA. This recommendation also applies to devices marketed in another country or imported into the U.S.

Human Use

The FDA establishes a comprehensive system for the regulation of medical devices intended for human use. If we begin marketing and developing medical devices for use in humans, our future products would be subject to these regulations, as well as other federal, state, and local laws and regulations. The FDA is responsible for the overall enforcement of quality, regulatory, and statutory requirements governing the use of medical devices in humans.

The FDA classifies medical devices into one of three classes — Class I, Class II, or Class III — depending on their level of risk and the types of controls that are necessary to assure device safety and effectiveness. The class assignment determines the type of premarketing submission or application, if any, that will be required before marketing in the U.S. We expect that our future products for humans would be in Class II or Class III.

We would need to obtain specific permission from the FDA to distribute a new device in the United States and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally-marketed device that is not subject to pre-market approval (“PMA”). A legally-marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally-marketed device following a 510(k) Submission. The legally-marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, this data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the IDE and Human Subjects Protections or “Good Clinical Practice” regulations.

After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission that do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device.

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

The delivery of our devices in the U.S. for human use would be subject to regulation by the U.S. Department of Health and Human Services and comparable state agencies responsible for reimbursement and regulation of healthcare items and services. U.S. laws and regulations are imposed primarily in connection with the Medicare and Medicaid programs, as well as the government’s interest in regulating the quality and cost of health care.

Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally-funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal health care program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

The laws that are applicable to us are subject to change, and subject to evolving interpretations. If a governmental authority were to conclude that we are not in compliance with applicable laws and regulations, we and our officers and employees could be subject to severe criminal and civil penalties including substantial fines and damages, and exclusion from participation as a supplier of product to beneficiaries covered by Medicare or Medicaid.

International Sales

At the present time, we are not selling any products outside the United States. If we were to commence sales internationally, we would set up a marketing and compliance program dedicated to our international sales.

The process of obtaining clearance to market products in countries outside the United States is costly and time-consuming. Countries around the world have recently adopted more stringent regulatory requirements, which are expected to add to the delays and uncertainties associated with selling Spryng™ or other new products internationally, as well as the clinical and regulatory costs of supporting these products. In addition, regulations regarding the development, manufacture, and sale of medical devices are subject to future change. We cannot predict what impact, if any, those changes might have on our business. If we begin selling our products internationally, failure to comply with these regulatory requirements could have a material adverse effect on our business, financial condition, and results of operations.

Research and Development

The Company is currently pursuing advancements in the composition methods of manufacture and use for its proprietary biomaterials. It is anticipated that within the next twelve months the Company will pursue additional third-party studies related to the use of Spryng™ for the treatment of osteoarthritis in canine and equine patients. The Company also anticipates that resources will be expended to advance and improve the manufacturing systems for Spryng™ that will increase product volume and overall efficiency. Finally, the Company anticipates that research and testing will be conducted in the next eighteen months involving the existing Spryng™ formulation and other variations to identify and determine the next commercial product(s) that may be administered to the digital cushion of horses for the treatment of navicular disease.

Employees and Human Capital

As of June 29, 2023, we have 25 employees. We also engage outside consultants to assist with research and development, clinical development and regulatory matters, investor relations, operations, and other functions from time to time.

The Company believes that its success depends on the ability to attract, develop, and retain key personnel. It also believes that the skills, experience, and industry knowledge of its employees significantly benefit its operations and performance. The Company believes that it offers competitive compensation and other means of attracting and retaining key personnel. None of our employees are represented by a labor union and we believe that our relationships with our employees are good.

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

Available Information

We make available, free of charge and through our Internet website at www.petvivo.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any amendments to any such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). Reports filed with the SEC also may be viewed at www.sec.gov. We include our website throughout this report for reference only. The information contained on or connected to our website is not incorporated by reference into this report.

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

We have incurred substantial losses since commencing our current business. For the year ended March 31, 2023, we lost approximately $8.7 million and had an accumulated deficit of approximately $71.8 million. Our revenues were $917,162 and $115,586 in fiscal 2023 and 2022, respectively. In order to achieve and sustain future revenues, we must succeed in our current efforts to commercialize Spryng™ for the treatment of dogs and horses suffering from osteoarthritis. That will require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, conduct clinical trials and tests which show the safety and efficacy of Spryng™ in dogs and horses and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

As of March 31, 2023, we have cash or cash equivalents of $475,000. In April 2023, the Company raised approximately $2,094,000 in net proceeds from a registered direct offering after deducting offering expenses of $25,305, and placement fees of $63,456. We anticipate that these proceeds will be adequate to satisfy our operational and capital requirements through July 2023. We will need to seek additional financing beyond this three-month period to continue our operations. We also most likely will require additional financing to develop additional new products or to expand into foreign markets. Accordingly, our ability to commercialize Spryng™ and other products will be dependent on our receipt of the net proceeds from our future financings.

Along with establishing effective production, marketing, sales, and distribution of Spryng™ and other products, we believe that our future capital requirements depend upon many factors with some of them beyond our control, including our ability to establish an adequate base of veterinarian clinics using our products, costs in obtaining patents and any required regulatory approvals for future products, costs of any future target animal studies, costs related to new product development, costs of finished product inventory, expenses to attract and retain skilled personnel as needed, costs related to being a listed public company, and the costs of any future acquisitions of existing companies or IP technologies. There is no assurance that future additional capital will be available to us as needed, or if available upon terms acceptable to us.

Risks Relating to Our Business and Industry

We have a limited operating history upon which to base an evaluation of our business prospects.

We were incorporated in March 2009 and have a limited operating history upon which to base an evaluation of our business prospects. We did not begin generating notable revenues from the sale of Spryng™ until the second quarter of fiscal 2023. Our limited operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, especially considering the risks, expenses, and difficulties frequently encountered in the establishment of an early-stage company. Our ability to operate our business successfully remains unknown and untested. If we cannot commercialize our products effectively, or are significantly delayed or limited in doing so, our business and operations will be harmed substantially, and we may even need to cease operations.

We are substantially dependent upon the success of Spryng™ and any failure of Spryng™ to achieve market acceptance would harm us significantly.

We have one lead product, Spryng™, which is in commercial production. Our future prospects rely heavily on the successful marketing of this product. In addition to establishing effective production, marketing, sales, distribution and training for the use of Spryng™, we believe its successful commercialization will depend on other material factors including our ability to educate and convince veterinarians and pet owners about the benefits, safety and effectiveness of Spryng™, the occurrence and severity of any side effects to pets from use of our products, maintaining regulatory compliance and effective quality control for our products, our ability to maintain and enforce our patents and other intellectual property rights, any increased manufacturing costs from third-party contractors or suppliers, and the availability, cost and effectiveness of treatments offered by competitors.

Our lead product, Spryng™, will face significant competition in our industry, and our failure to compete effectively may prevent us from achieving any significant market penetration.

The development and commercialization of animal care products is highly competitive, including significant competition from major pharmaceutical, biotechnology, and specialty animal health medical companies. Our competitors include Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi, S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health; Virbac Group; Ceva Animal Health; Vetaquinol; and Dechra Pharmaceuticals PLC. There also are several smaller-stage animal health companies that have recently emerged in our industry and are developing therapeutic products that may compete with Spryng™, including Kindred Bio, Aratana Therapeutics, Next Vet, and VetDC.

Since we are an early-stage company with limited operations and financing, virtually all our competitors have substantially more financial, technical and personnel resources than us. Most of them also have established brands and substantial experience in the development, production, regulation, and commercialization of animal health care products. Regarding our development of any new products or technology, we also compete with academic institutions, governmental agencies and private organizations that conduct research in the field of animal health medicines. We expect that competition in our industry is based on several factors including primarily product reliability and effectiveness, product pricing, product branding, adequate patent and other IP protection, safety of use, and product availability.

Although for the foreseeable future, our efforts and financial resources will continue to focus on successfully commercializing Spryng™, our future business strategy plan includes the identification of additional animal care products we may license, acquire, or develop, and then commercializing such products into a branded product portfolio along with Spryng™. Even if we successfully license, acquire or develop such animal care products from our proprietary technology, or acquire any such new products, we may still fail to commercialize them successfully for various reasons, including competitors offering alternative products which are more effective than ours, our discovery of third-party IP rights already covering the products, harmful side effects caused to animals by the products, inability to produce products in commercial quantities at an acceptable cost, or the products not being accepted by veterinarians and pet owners as being safe or effective. If we fail to successfully obtain and commercialize future new animal care products, our business and prospects may be harmed substantially.

We will rely on third parties to conduct studies of our current and new products, and if these third parties do not successfully perform their contracted commitments effectively or substantially fail to meet expected study deadlines, we could be delayed from effectively commercializing our future products.

We have entered into clinical trial services agreements with Colorado State University and Ethos Veterinary Health. In the future, we may engage other educational institutions with a veterinary medical curriculum to conduct studies of Spryng™ and other products to be introduced by us. We expect to have limited control over the timing and resources that such third parties will devote to the studies. Although we must rely on third parties to conduct our studies, we remain responsible for ensuring any of our studies are conducted in compliance with protocols, regulations, and standards set by industry regulatory authorities and commonly referred to as current good clinical practices (“cGCPs”) and good laboratory practices (“GLPs”). These required clinical and laboratory practices include many items regarding the conducting, monitoring, recording, and reporting the results of target animal studies to ensure that the data and results of these studies are objective and scientifically credible and accurate.

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

Our operations rely on third parties to produce our raw materials to produce our products.

We rely on independent third parties to produce the raw materials (e.g. collagen, elastin, and heparin) that we use to produce our Spryng™ products. As such, we are dependent upon their services and will not be in a position to control their operations as we might if we directly produced these raw materials. While we believe the raw materials used to manufacture Spryng™ products are readily available and can be obtained from multiple reliable sources on a timely basis, circumstances outside our control may impair our ability to have an adequate supply of raw materials to produce our Spryng™ products.

If we experience the rapid commercial growth of Spryng™, we may not be able to manage such growth effectively.

We contemplate rapid growth for our business as we bring our Spryng™ product to new customers and anticipate that this will place significant demands on our management and our operational and financial resources. Our organizational structure will become more complex as we add additional personnel, and we would likely require more financial and staff resources to support and continue our growth. If we are unable to manage our growth effectively, our business, financial condition, and results of operations may be materially harmed.

Our Distribution Agreement with MWI is important to our business and if we were to lose our Distribution Agreement it would adversely affect our revenues and profitability.

We entered into a Distribution Agreement with MWI in June 2022. Our Distribution Agreement with MWI is important to our business. We generated 69% of our total revenues from Spryng™ products sold under the Distribution Agreement in the fiscal year ended March 31, 2023. If we were to lose our Distribution Agreement, it would have an adverse effect on our revenues and net income.

If our current sales and marketing program is insufficient or inadequate to support the current introduction of our Spryng™ product, we may not be able to sell this product in quantities to become commercially successful.

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts for Spryng™ in the United States through our direct sales to veterinarians and our distributorship relationship with MWI. There are significant risks involved in our building and managing an effective sales and marketing program, including our ability to manage and support our distribution relationship with MWI, our ability to hire, adequately train, maintain, and motivate qualified sales representatives for direct sales and to support our sales to MWI, to generate sufficient sales leads and other contacts, and establish effective product distribution channels. Any failure or substantial delay in the development of our internal sales and marketing program and distribution capabilities would adversely impact our business and financial condition.

Our business will depend significantly on the sufficiency and effectiveness of our marketing and product promotional programs and incentives.

Due to the highly competitive nature of our industry, we must effectively and efficiently promote and market our products through the Internet, television and print advertising, social media, and through trade promotions and other incentives to sustain and improve our competitive position in our market. Moreover, from time to time we may have to change our marketing strategies and spending allocations based on responses from our veterinarian customers and pet owners. If our marketing, advertising, and trade promotions are not successful to create and sustain consistent revenue growth or fail to respond to marketing strategy changes in our industry, our business, financial condition, and results of operations may be adversely affected.

Any damage to our reputation or our brand may materially harm our business.

Developing, maintaining, and expanding our reputation and brand with veterinarians, pet owners, and others will be critical to our success. Our brand may suffer if our marketing plans or product initiatives are unsuccessful. The importance of our brand and demand for our products may decrease if competitors offer products with benefits similar to or as effective as our products and at lower costs to consumers. Although we maintain procedures to ensure the quality, safety and integrity of our products and their production processes, we may be unable to detect or prevent product and/or ingredient quality issues such as contamination or deviations from our established procedures. If any of our products cause injury to animals, we may incur material expenses for product recalls, and may be subject to product liability claims, which could damage our reputation and brand substantially.

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

Our success will depend significantly upon our ability to protect our intellectual property (“IP”) rights, including patents, trademarks, trade secrets, and process know-how, which valuable assets support our brand and the perception of our products. We rely on patent, trademark, trade secret, and other intellectual property laws, as well as non-disclosure and confidentiality agreements to protect our intellectual property. Our non-disclosure and confidentiality agreements may not always effectively prevent disclosure of our proprietary IP rights, and may not provide an adequate remedy in the event of an unauthorized disclosure of such information, which could harm our competitive position. We also may need to engage in costly litigation to enforce or protect our patent or other proprietary IP rights, or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant financial resources and also divert the efforts and attention of our management and other personnel from our ongoing business operations. If we fail to protect our intellectual property, our business, brand, financial condition, and results of operations may be materially harmed.

We may be subject to intellectual property infringement claims, which could result in substantial damages and diversion of the efforts and attention of our management.

We must respect prevailing third-party intellectual property, and the procedures and steps we take to prevent our misappropriation, infringement, or other violation of the intellectual property of others may not be successful. If third parties assert infringement claims against us, our suppliers, or veterinarians using our products and technology, we could be required to expend substantial financial and personnel resources to respond to and litigate or settle any such third-party claims. Although we believe our patents, manufacturing processes and products do not infringe in any material respect on the intellectual property rights of other parties, we could be found to infringe on such proprietary rights of others. Any claims that our products, processes, or technology infringe on third-party rights, regardless of their merit or resolution could be very costly to us and also materially divert the efforts and attention of our management and technical personnel. Any adverse outcome to us from one or more such claims against us could, among other things, require us to pay substantial damages, to cease the sale of our products, to discontinue our use of any infringing processes or technology, to expend substantial resources to develop non-infringing products or technology, or to license technology from the infringed party. If one or more of such adverse outcomes occur, our ability to compete could be affected significantly and our business, financial condition and results of operations could be harmed substantially.

Risks Relating to Regulation

We may be unable to obtain required regulatory approvals for future products timely or at all, and the denial or substantial delay of any such approval could delay materially or even prevent our efforts to commercialize new products, which could adversely impact our ability to generate future revenues.

Based on our determination that our Spryng™ products are a device for the treatment of animals rather than being a pharmaceutical product, we believe we are not required to obtain regulatory approval to produce and market them for their current intended uses. However, we have not received confirmation from any regulatory authority that our determination is correct. The production, marketing, and sale of any future products for the treatment of animals based on our proprietary technology may require us to obtain regulatory approval from the Center for Veterinarian Medicine (“CVM”), a branch of the FDA, and/or the USDA, and also certain state regulatory authorities. Any substantial delay or inability to obtain required regulatory approvals for any new products developed by us could substantially delay or even prevent their commercialization, which would materially adversely impact our business and prospects.

Moreover, at such future time that we commence business internationally, our products will need to obtain regulatory approval for labeling, marketing, and sale in foreign countries from authorities such as the European Commission (“EU”) or the European Medicine Agency (“EMA”). Any substantial delay or inability to obtain any necessary foreign regulatory approvals for our products could harm our business and prospects materially.

Risks Relating to our Information Technology

A failure of one or more key information technology systems, networks, or processes may harm our ability to conduct our business effectively.

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

Risks Relating to Our Company

If we fail to comply with the continued listing requirements of Nasdaq, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock and warrants are currently listed for trading on Nasdaq. On February 17, 2023, we received Notice from Nasdaq stating that the Company no longer complies with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing. Pursuant to this letter, we were required to submit a plan of compliance to Nasdaq on or before April 3, 2023, which requirement was met. On May 2, 2023, Nasdaq sent us a letter advising us that it has extended our compliance date until August 16, 2023. If we are unable to satisfy Nasdaq’s continued listing requirements, including, the minimum stockholders’ equity requirement of $2.5 million on or before August 16, 2023, our common stock and publicly traded warrants may be delisted from Nasdaq. Any delisting action would have a material adverse effect on our business.

Ownership and control of our Company is concentrated in our management.

As of June 1, 2023, our officers and directors beneficially own or control approximately 27% of our outstanding shares of common stock. This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock by our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants.

Due to this ownership concentration, our management has the ability to influence all matters requiring stockholder approval including the election of all directors, the approval of mergers or acquisitions, and other significant corporate transactions. Any person acquiring our common stock most likely will have no effective voice in the management of our Company. This ownership concentration also could delay or prevent a change of control of the Company, which could deprive our stockholders from receiving a premium for their common shares.

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

Legal remedies available to an investor in “penny stocks” may include the following:

●	If a “penny stock” is sold to the investor in violation of the requirements listed above, or other federal or state securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.
●	If a “penny stock” is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

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

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”, which relate to maintaining effective internal control over financial reporting, and if we fail to continue to comply, our business could be harmed, and the price of our securities could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers, an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In the event that our Chief Executive Officer or Chief Financial Officer determines that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our securities will be affected; however, we believe that there is a risk that investor confidence and the market value of our securities may be negatively affected.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights, and sinking fund provisions. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Provisions of our Articles of Incorporation, Bylaws, and Nevada law also could have the effect of discouraging potential acquisition proposals or making a tender offer or delaying or preventing a change in control, including changes a stockholder might consider favorable. Such provisions may also prevent or frustrate attempts by our stockholders to replace or remove our management. In particular, our Articles of Incorporation and Bylaws and Nevada law, as applicable, among other things:

●	provide the board of directors with the ability to alter the Bylaws without stockholder approval;
●	advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings; and
●	provide that vacancies on the board of directors may be filled by a majority of directors in office, although less than a quorum.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real estate. We lease approximately 3,600 square feet of office, laboratory, and warehouse space at 5251 Edina Industrial Blvd., Edina, Minnesota. This lease will expire in November 2026.

In January 2022, we leased an additional 2,400 square feet of office space near the location above. This lease will expire in March 2027. Refer to Note 9. Commitments and Contingencies, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding our leases.

On January 10, 2023, the Company entered into a new lease agreement for 14,073 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this lease asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years.

The Company believes that the current facilities are suitable and adequate to meet the Company’s current needs and that suitable additional space will be available as and when needed on acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. Refer to Note 9. Commitments and Contingencies – Legal Proceedings, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding potential legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is publicly traded on Nasdaq under the symbol “PETV.”

Number of Stockholders

As of March 31, 2023, there were 223 stockholders of record. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock and anticipate that for the foreseeable future all earnings will be retained for use rather than paid out as cash dividends

Unregistered Sales of Securities

In January 2023, the Company issued 101,000 shares of common stock to five consultants for services provided to the Company valued at $349,920.

All of these transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The consultants in each of these transactions represented their intention to acquire these securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Securities Authorized for Issuance

The following table sets forth securities authorized for issuance under the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (“Amended Plan”), which was approved by our stockholders as well as any equity compensation plans that were not approved by our stockholders as of March 31, 2023.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflect in table)
Plans approved by shareholders(1)	1,140,933	$2.58	1,483,474
Plans not approved by shareholders(2)	562,817	$2.00	—

(1)	PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan.

(2)	Represents warrants granted to officers, directors, employees, financial advisors, consultants, investors, and other service providers pursuant to individual contracts, investments, awards, or arrangements for compensatory purposes.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “RISK FACTORS.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K.

We are a smaller reporting company and have incurred substantial losses in connection with our operations.

We will need substantial capital to pursue our commercialization plans of our lead product Spryng™,, to finance our clinical trials and to fund working capital and general corporate purposes.

The report of independent registered public accounting firm accompanying our March 31, 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, and our working capital is insufficient to fund our operations for the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATIONS

	For Fiscal Year Ended March 31,
	2023	2022
Revenues	$917,162	$115,586
Cost of Sales	526,817	201,154
Total Operating Expenses	9,123,797	4,970,960
Total Other Income	15,844	41,533
Net Loss	(8,717,608)	(5,014,995)
Net loss per share - basic and diluted	$(.85)	$(.57)

For The Fiscal Year Ended March 31, 2023 (“fiscal 2023”) Compared to The Year Ended March 31, 2022 (“fiscal 2022”)

Total Revenues. Revenues were $917,162 in fiscal 2023 compared to $115,586 for fiscal 2022. Revenues in fiscal 2023 consisted of sales of our Spryng™ products to our Distributor of $636,345 and to veterinary clinics in the amount of $280,817. In the twelve months ended March 31, 2022, our revenues of $115,586 consisted of sales to veterinary clinics. The increase in our revenues in the twelve months ended March 31, 2023 is due to sales to our Distributor pursuant to our Distribution Agreement and increased sales to veterinary clinics.

Total Cost of Sales. Cost of sales was $526,817 in fiscal 2023 compared to $201,154 for fiscal 2022. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. The increase in cost of sales in fiscal 2023 is due to the increased sales to our Distributor pursuant to our Distribution Agreement and increased sales to veterinary clinics.

Operating Expenses. Operating expenses increased to $9,123,797 in fiscal 2023 compared to $4,970,960 in fiscal 2022. Operating expenses consisted of general and administrative (“G&A”), sales and marketing, and research and development expenses. The increase is primarily due to increased G&A expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative expenses were $5,022,943 and $3,148,494 in fiscal 2023 and 2022, respectively. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation, and incremental public company costs.

Sales and marketing expenses were $3,410,277 and $1,347,585 in fiscal 2023 and 2022, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ products.

Research and development (“R&D”) expenses were $690,577 and $474,881 in fiscal 2023 and 2022, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $8,733,452 and $5,056,528 in fiscal 2023 and 2022, respectively. The increase was related to the costs to support the launch of Spryng™ and the incremental public company costs.

Other Income. Other income was $15,844 in fiscal 2023 as compared to $41,533 in fiscal 2022. Other income in fiscal 2023 consisted of net interest income of $15,844. Other income in fiscal 2022 consisted of the forgiveness of PPP Loan of $31,680 and net interest income of $9,853.

Net Loss. Our net loss in fiscal 2023 was $8,717,608 or ($0.85 per share) as compared to a net loss of $5,014,995 or ($0.57) per share in fiscal 2022. The weighted average number of shares outstanding was 10,222,994 compared to 8,760,877 for fiscal 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwriting public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering. As of March 31, 2023, our current assets were $1,423,980 including $475,314 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,453,680 including $1,368,595 of accounts payable and accrued expenses. Our working capital deficit as of March 31, 2023 was $29,700.

The Company has continued to realize losses from operations. However, as a result of our recent registered direct offering in which we raised net proceeds of approximately $2,094,000 in April 2023, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through July 2023. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $6,794,483 of net cash in operating activities in fiscal 2023. This cash used in operating activities was primarily attributable to our net loss of $8,717,608, an increase in inventory of $271,970, an increase in accounts receivable of $84,093, and an increase in prepaid expenses and other current assets of $66,450 partially offset by an increase in accounts payable and accrued expenses of $260,836, stock compensation expense of $1,462,768, and investor relations services paid in stock of $507,600.

Net Cash Used in Investing Activities – We used $423,934 of net cash in investing activities in fiscal 2023 consisting entirely of the purchase of equipment.

Net Cash Provided by Financing Activities – During fiscal 2023, we were provided with net cash of $1,586,904 from financing activities consisting of $1,593,303 in stock and warrants sale, which were offset by $6,399 in repayments of note payable.

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

At March 31, 2023, the Company’s inventory had a carrying value of $370,283 and is broken down into $13,159 of finished goods, $53,398 of work in process and $303,726 in raw material.

At March 31, 2022, the Company’s inventory had a carrying value of $98,313 and was broken down into $11,889 of finished goods, $22,960 of work in process and $63,464 in raw material inventory.

CAPITAL EXPENDITURE REQUIREMENTS

Our material cash requirements are primarily comprised of: (i) marketing and manufacturing costs to support the commercialization of Spryng™, (ii) procurement of raw materials necessary to maintain and scale up the sale of Spryng™, (iii) capital expenditures to complete the buildout for our Edina manufacturing and warehouse facility, (iv) lease payments for our office, warehouse, and manufacturing space, (v) employee compensation and benefits, and (vi) clinical trial costs. The Company believes that it has the flexibility to manage the growth of its expenditures and operations depending on the number of available cash flows, which could include reducing expenditures for marketing, clinical, and product development activities. As of March 31, 2023, we had future operating lease commitments for building, vehicles, and computer and office equipment totaling approximately $326,545 over the remainder of our leases, of which approximately $86,390 is due over the next 12 months.

Note Payable and Accrued Interest

As of March 31, 2023, we are obligated on notes and accrued interest of $27,351

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2023, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our March 31, 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital deficit at March 31, 2023 was $29,700.

On April 17, 2023, the Company sold 793,585 shares of its common stock in a registered direct offering at a purchase price of $2.75 per share, with the first and second closings on April 17 and 20, 2023, respectively. Net proceeds from the offering were approximately $2,094,000, after deducing offering expenses of $25,305 and fees of $63,456. We believe this working capital is sufficient to fund operations through July 2023. (See Liquidity and Capital Resources above).

Management continues to evaluate additional funding alternatives and currently seeks to raise additional funds through the issuance of equity or debt securities, through arrangements with strategic partners or through obtaining credit from financial institutions. As we seek additional sources of financing, there can be no assurance that such financing would be available to us on favorable terms or at all.

If we are unable to raise additional capital moving forward, our ability to operate in the normal course and continue to invest in our business operations may be materially and adversely impacted and we may be forced to scale back operations or divest some or all of our assets.

As a result of the above, in connection with our assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that our liquidity condition raises substantial doubt about our ability to continue as a going concern through twelve months from the date these consolidated financial statements are available to be issued. These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States of America. Our significant accounting policies are described in Note 1 to our consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements and plans to adopt this standard in the first fiscal quarter of 2024.

All other newly issued, but not yet effective, accounting pronouncements have been deemed either immaterial or not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended March 31, 2023 and 2022 are being filed with this report and commence on page F-1, immediately following the signature page.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our internal control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2023, our internal control over financial reporting was effective.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm.

Changes in internal control over financial reporting

In fiscal 2022, we concluded our internal control over financial reporting was not effective related to: (i) deficiencies in segregation of duties, (ii) deficiencies in staffing of our financial accounting department, and (iii) limited checks and balances. We took steps to remedy these matters in fiscal 2023 and the quarter ended March 31, 2023. We added a full-time controller in March 2022 to increase the size of our accounting staff to address the concern that we do not effectively segregate certain accounting duties and have adequate staffing, which we believe resolved these material weaknesses in our internal control over financial reporting. By adding a full-time controller, we were also able to address the material weakness relating to limited checks and balances in approving purchases, payroll, disbursements, and other finance functions. In addition, we converted to a new accounting system, which will greatly assist our staff in recording accounting transactions in a timely manner, and implementing new procedures designed to improve user access rights, security, and financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position held with respect to our executive officers and directors as of June 29, 2023:

Name	Age	Positions and Offices With Registrant
John Lai	60	Chief Executive Officer, President, and Director
Robert J. Folkes	61	Chief Financial Officer
Randall Meyer	59	Chief Operating Officer
Spencer Breithaupt (2)(3)	62	Director
Leslie Coolidge (1)(2)	64	Director
Robert Costantino (1)(3)	64	Director
Joseph Jasper (1)(2)	58	Director
Scott Johnson (3)	57	Director
James Martin	83	Director and Chairman of the Board of Directors
Robert Rudelius (2)(3)	66	Director

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee.

Biographies of Directors and Officers

John Lai. Mr. Lai has served as a director and senior executive officer since March 2014, serving in various capacities that include serving as our Chief Financial Officer from May 2018 through December 2018 and serving as our Chief Executive Officer from March 2014 to May 2017 and June 2019 to the present. From March 2012 to April 2016, Mr. Lai also was Chief Executive Officer and a director of Blue Earth Resources, Inc., a small public company that acquired and managed working interests in producing oil and gas leases in Louisiana. Mr. Lai has over thirty years of senior executive and operational management and financial experience while holding key executive positions with several public companies in various industries. In 1992, Mr. Lai founded, and until December 2012 was the principal owner and President of Genesis Capital Group, Inc., which provided significant consulting services to many public and private companies in powersports, technology, and other industries, while advising its clients in corporate development, mergers and acquisitions, and private and public capital-raising through equity offerings. Mr. Lai’s experience as a chief executive officer of many public or private companies are material factors regarding his qualifications to serve on our Board of Directors.

Robert J. Folkes. Mr. Folkes has served as our Chief Financial Officer since April 14, 2021. Prior to joining us, he served as the Chief Operating Officer from February 2015 until September 2020 and as the Chief Financial Officer from 2005 until April 2016 of Tactile Systems Technology, Inc. (Nasdaq: TCMD), a manufacturer and developer of at-home therapy devices that treat chronic swelling conditions such as lymphedema and chronic venous insufficiency and as a financial consultant from September 2020 through April 13, 2021. Prior to joining TCMD in 2004, Mr. Folkes was the Chief Financial Officer for Advanced Respiratory, a medical device company, from 1997 until its sale in 2003. Prior to joining Advanced Respiratory, Mr. Folkes was an Audit Senior Manager for Ernst & Young LLP. He served as Ernst & Young’s Senior Manager of the Entrepreneurial Services Group, and was involved with numerous SEC registrations, mergers, and acquisitions. Mr. Folkes is a Certified Public Accountant and earned a B.A. in Accounting from the University of Minnesota – Carlson School of Management.

Randall Meyer. Mr. Meyer has served as our Chief Operating Officer since November 2021, and previously served in the same role from April 2015 to November 2017. He worked as an independent consultant for the Company between December 2017 and October 2021. From January 2009 to April 2015, Mr. Meyer served as Chief Operating Officer of Gel-Del Technologies, Inc., our wholly-owned subsidiary, while being in charge of all operational and marketing activities of Gel-Del. He also served as a director of the Company from April 2015 through March 2022. Prior to joining Gel-Del, Mr. Meyer’s substantial medical device industry management experience included being Chief Operating Officer of Softscope Medical Technologies, Inc. and being Chief Executive Officer of Tactile Systems Technology, Inc.

Spencer Breithaupt. Mr. Breithaupt has served as director of the Company since April 14, 2023. He has over 30 years of management and leadership experience in the veterinary space, most recently with MWI Animal Health, a subsidiary of Amerisource Bergen (“MWI”), from December 2009 through December 2022. He served in several positions at MWI, including as the Vice President of Sales from December 2015 through May 2020 and the Vice President of Sales and Supply Chain Solutions from May 2020 through December 2022. He oversaw account segmentation which allowed MWI to expand from being a regional player to the largest US nationwide animal health distributor. Prior to joining MWI, he served as the Director of National Accounts at Wyeth/Fort Dodge Animal Health from 2007–2009, where he developed a distributor strategy and implemented the first minimum advertised pricing (“MAP”) model into the animal health industry. Mr. Breithaupt has also worked for Fortune 500 animal health companies, including Bristol-Myers, Johnson & Johnson, and Wyeth, where he held various sales and marketing roles. Growing up in the veterinarian industry as the son of a prominent veterinarian gave him great insight when launching his career into animal health. Mr. Breithaupt has seen the transformation of the animal-human bond, and it continues to make him passionate about improving our pets’ lives. Mr. Breithaupt’s extensive experience in the animal health distributor business is a material factor which demonstrates his qualifications to serve on our Board of Directors.

Leslie Coolidge. Ms. Coolidge has served as a director of the Company since July 27, 2022. From 2017 to 2020, she served as a director of Power Solutions International, Inc. (OTC Pink: PSIX), where she chaired that company’s Audit Committee. She retired as an Audit and SEC Reviewing Partner from KPMG LLP in May 2009. At KPMG, Ms. Coolidge led significant global audit engagements, serving major companies with their complex accounting, financial and strategic needs. During her 28 years at KPMG, Ms. Coolidge led engagement teams auditing SEC registrants and concurrently served as concurring reviewing partner. In addition to her client engagements, she served as a partner in KPMG’s Department of Professional Practice as well as the firm’s representative on the American Institute of CPAs’ Accounting Standards Executive Committee. Ms. Coolidge has served on the Board of the Chicago Academy of Sciences and its Peggy Notebaert Nature Museum since 2002. Ms. Coolidge holds a Bachelor of Arts degree in Government from Harvard University and a Master of Science degree in Accounting from New York University. Ms. Coolidge’s extensive accounting expertise demonstrates her qualifications to serve on our Board of Directors. Ms. Coolidge brings to the Board a wealth of experience and knowledge of public company financial reporting and accounting and her experience at the highest levels of a Big Four accounting firm is an invaluable resource to the Board in its oversight of the Company’s financial statements and SEC filings.

Robert Costantino. Mr. Costantino has served as director of the Company since July 27, 2022. Mr. Costantino is a retired senior executive with several decades of experience serving as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, and in various other senior executive leadership positions at multiple large companies. Mr. Costantino is currently serving as a director of Avenir Wellness Solutions, Inc. (OTC: CURR) and several Yamaha Motor Finance companies. He served as Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer of WFS Financial (Nasdaq: WFSI), an automotive/commercial finance company, while concurrently serving as Executive Vice President, Chief Financial Officer, and Chief Operating Officer of Westcorp (NYSE: WES), a regulated bank from 2005-2007. In each of these roles, Mr. Costantino was responsible for operational and financial oversight, including SEC filings, investor relations, and treasury. Mr. Costantino played a key role in negotiating the sale of both companies to Wachovia (Wells Fargo) for $3.9 billion. Prior to that, he was President, Chief Executive Officer and a director of Mitsubishi Motors Credit of America, an automotive finance company with over $10 billion in assets from 2002-2005, where he played a key role in improving profitability and negotiating the sale of the company’s assets to Merrill Lynch. Prior to that, he served for 17 years in various management positions of increasing responsibility at Volvo Cars of North America, including serving as Senior Vice President and Chief Financial Officer of both the automotive parent company and the captive finance company. Mr. Costantino is also a retired Certified Public Accountant. Mr. Costantino’s extensive executive leadership and financial experience, particularly in connection with publicly traded companies, demonstrates his qualifications to serve on our Board of Directors.

Joseph Jasper. Mr. Jasper has served as a director of the Company since August 20, 2018. He is a Chartered Financial Analyst who since 2018 has served as Chief Financial Officer and Chief Operating Officer for Windigo Logistics, Inc., a software-as-a-service company serving contractors within the logistics industry. From 2005 to 2018, Mr. Jasper served as Chief Executive Officer of Vermillion Capital Management, an institutional investment firm. From 2002 to 2005, Mr. Jasper was Managing Director and Director of Fixed Income Strategy and Marketing for Piper Jaffray Company. Prior to 2002, he spent 20 years managing, structuring and selling fixed income and equity securities at several leading investment banking firms, including U.S. Bancorp Libra and UBS PaineWebber. Mr. Jasper also serves as a director of Windigo Logistics, GroundCloud Safety, LLC, and Vermilion Capital Management, all privately-held companies. He has previously served as a director or principal advisor to many operating and venture-stage companies across a broad range of industries. Mr. Jasper received an MBA degree from the University of St. Thomas, where he also served as an Adjunct Professor of Finance. Mr. Jasper’s extensive financing and accounting expertise are material factors which demonstrate his qualifications to serve on our Board of Directors.

Scott Johnson. Mr. Johnson has served as a director of the Company since July 2019. He is a licensed professional engineer with over 30 years of experience in the life sciences industry. He has been a leader in cross-functional engineering, risk management, design controls, production engineering, quality control, auditing, and FDA compliance for numerous manufacturers. Since 2012, he has been the President and principal owner of Stratego, Inc., a life science consulting corporation he founded to provide client services for the remediation of significant challenges with the FDA. Significant engagements of Stratego include risk management and post-market surveillance services for defibrillator products at Philips Healthcare, risk management, and quality audit services for combination products at Baxter and Hospira, a subsidiary of Pfizer, quality remediation management for implantable medical devices at St. Jude Medical, a product regulatory roadmap for Varuna Biomedical and engineering PMA submissions content at Zimmer Biomet - Biologics. Mr. Johnson’s lengthy past employment includes five years of employment with SciMed Life Systems, four years systems engineering, testing, and compliance liaison for PumpWorks, and Part 11 compliance project manager for automated production and test systems at Boston Scientific. His engineering projects for the production of medical devices include substantial domestic and foreign facility experience. Mr. Johnson’s many years of experience as an executive in the life science industries and expertise with medical product design and regulatory issues are material factors which demonstrates his qualifications to serve on our Board of Directors.

James Martin. Mr. Martin has served as a director of the Company since July 2019. He is a retired Certified Public Accountant and attorney whose career included his responsibility as Partner in Charge of KPMG LLP’s tax practice for its Newport Beach, California office. In that role, he provided and oversaw the rendition of tax services for numerous clients in varied industries. He retains his AICPA membership and holds Accounting and Law Degrees from the University of Washington and, on a Fellowship, received a Master of Laws Degree from New York University. Mr. Martin’s extensive accounting expertise is a material factor which demonstrate his qualifications to serve on our Board of Directors.

Robert Rudelius. Mr. Rudelius has served as a director of the Company since August 2018. Currently, he is the Chief Executive Officer and Managing Director of Noble Ventures, LLC, a company he founded in 2001 that provides advisory and consulting services to early and mid-stage companies in the information technology, communications, medical technology, and social e-commerce industries. He is also the co-founder, President & CEO of MedicaMetrix, Inc., a company that is building a commercialization engine that will launch a stream of medical devices aimed at delivering transformative healthcare solutions for unmet medical needs. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder and CEO of Media DVX, Inc., a start-up business that provided a satellite-based, IP-multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks, and cable television operators throughout North America. From April 1998 to April 1999, Mr. Rudelius was the President and Chief Operating Officer of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and re-positioned the software company as a professional technology services company, resulting in the successful sale of the company to British Telecom. From October 1995 through April 1998, Mr. Rudelius was the founding Managing Partner of AT&T Solutions, Inc., a subsidiary of AT&T Inc. (NYSE: T), and headed the Media, Entertainment & Communications industry practice. From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey & Company’s information, technology, and systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen & Co. where he was a leader in the firm’s financial accounting systems consulting practice. Mr. Rudelius served as a member of the Axogen, Inc. (Nasdaq: AXGN) Board of Directors for ten years from September 2010 through September 30, 2020, where he served on the audit committee and as a member of the compensation committee. Mr. Rudelius has an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S. in mathematics and economics from Gustavus Adolphus College in St. Peter, Minnesota. Mr. Rudelius’ qualifications to serve on our Board of Directors include his extensive executive leadership and financial experience, particularly in connection with rapid growth technology businesses, and his experience as a director of publicly traded companies.

Family Relationships

There are no family relationships between executive officers or directors of the Company.

Skills and Qualifications of the Directors

The Board believes that the qualifications of the directors, as set forth in their biographies, which are listed above, give them the qualifications and skills to serve as directors of the Company.

CORPORATE GOVERNANCE

Director Independence

Since August 13, 2021, our common stock and warrants have been listed on the Nasdaq National Market, or Nasdaq, under the symbols “PETV” and “PETVW,” respectively. Under Nasdaq Rule 5605 (“Nasdaq Rules”), independent directors must comprise a majority of a listed company’s board of directors.

Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Spencer Breithaupt, Leslie Coolidge, Robert Costantino, Joseph Jasper, Scott Johnson, James Martin, and Robert Rudelius are independent, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the Form 3’s, 4’s and 5’s electronically filed with the SEC during fiscal 2023, all such filing requirements applicable to the Company’s directors, executive officers, and greater than 10% beneficial owners were complied with.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. As of March 31, 2023, our Audit Committee consisted of three independent directors who were Leslie Coolidge (Chair), Robert Costantino, and Joseph Jasper, with Ms. Coolidge considered as an “audit committee financial expert” within the meaning of Regulation S-K of the SEC. As of March 31, 2023, our Compensation Committee consisted of three independent directors who were Robert Rudelius (Chair), Robert Costantino, and Scott Johnson. As of March 31, 2023, our Nominating Committee consisted of three independent directors who were Joseph Jasper (Chair), Leslie Coolidge, and Robert Rudelius.

Code of Ethics

We have adopted a Code of Ethics which applies to our board of directors, executive officers, and other employees. Our Code of Ethics outlines the broad principles of ethical business conduct we have adopted, including subject areas such as confidentiality, conflicts of interest, corporate opportunities, public disclosure reporting, protection of company assets, and compliance with applicable laws. A copy of our Code of Ethics is available without charge to any person by written request to us at our principal offices at 5251 Edina Industrial Blvd., Edina, MN 55439.

Director Compensation

The following table provides information on compensation paid to our non-employee directors for their services as members of our board of directors during our fiscal year ended March 31, 2023:

Name of Director	Fees paid in cash ($)	Option awards ($)(1)	All other compensation ($)		Total ($)
Leslie Coolidge	$23,334	$85,297	$—		$108,631
Robert Costantino	$22,334	$82,837	$—		$105,171
Joseph Jasper	$32,500	$68,920	$—		$101,420
Scott M. Johnson	$30,000	$64,007	$—		$94,007
James Martin	$33,750	$72,641	$—		$106,391
Robert Rudelius	$32,500	$68,920	$—		$101,420
Greg Cash(4)	$15,000	$14,299	$15,000	(3)	$44,299
Dave Deming(4)	$13,000	$12,394	$13,000	(3)	$33,394

(1)	The value in this column reflects the aggregate grant date fair value of the stock options as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholders’ Equity” to our consolidated financial statements included in Part II, Item 8. As of March 31, 2023, the aggregate number of options outstanding (vested and unvested) for Ms. Coolidge, Mr. Costantino, Mr. Jasper, Mr. Johnson, Mr. Martin, and Mr. Rudelius was 35,745, 34,687, 30,575, 28,373, 32,164 and 30,575, respectively.

(2)	Represents consulting fees paid to these directors.

(3)	Mr. Cash and Mr. Deming were no longer members of the Board of Directors effective as of October 14, 2022.

General Policy Regarding Compensation of Non-Employee Directors

Directors who are not employees of the Company are paid directors fees, in cash, stock options, or a combination thereof. In fiscal 2023, all compensation was paid with stock options and cash. Effective for the period from October 1, 2022 through September 30, 2023, all non-employee directors, including those serving on only one committee, received annual compensation for this period in an amount equal to $70,000 (the “Annual Award”), payable as follows: (i) 25% of the Annual Award as a cash retainer, payable on the date of the Annual Award, which was October 22, 2022, (the “Award Date”), and (ii) 75% of the Annual Award as an equity award of options (the “Options”) pursuant to the Amended Plan granted on the Award Date; provided that each non-employee director, by written notice to the Board, could elect to receive 100% of the Annual Award in the form of Options. All of the non-employee directors elected to receive their compensation in the form of 25% in a cash retainer and 75% in Options. The number of Options was determined by (A) the value of the Annual Award to be granted as Options divided by (B) $2.56 the value of the Company’s common stock, as determined by the Black Scholes valuation method two business days prior to the Award Date. The Options vest on the earlier of (i) September 30, 2023 or (ii) the day immediately preceding the next annual meeting of stockholders following the Award Date, subject to the directors continued service as a director through the vesting date.

The fair market value and monetary amount used to determine the Annual Award in the foregoing paragraph shall be adjusted as follows in the following scenarios:

Non-employee directors serving on two or more committees: $72,000

Non-employee directors serving as committee chairs: $75,000

Non-employee director serving as the chairman of the Board: $80,000

Our non-employee directors are also entitled to reimbursement for reasonable travel and other expenses incurred in connection with attending meetings of our Board and any committees on which they may serve.

In September 2022, the Company made initial option grants to two new directors who joined the Board in fiscal 2023 for each to acquire up to 10,000 shares of the Company’s common stock at an exercise price of $2.79 pursuant to the terms and conditions of the Company’s Amended Plan. These options vest on September 15, 2023, subject to the director’s continued service as a director through the vesting date.

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

Our named executive officers (“Named Executive Officers” or “NEO’s”) for fiscal year ended March 31, 2023 (“fiscal 2023”) were as follows:

●	John Lai, our Chief Executive Officer and President;
●	Robert Folkes, our Chief Financial Officer; and
●	Randall Meyer, our Chief Operating Officer.

Certain information regarding the compensation of our Named Executive Officer for our fiscal years ended March 31, 2023 (“fiscal 2023”) and March 31, 2022 (“fiscal 2022”) is provided on the following pages.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid to or earned by our Named Executive Officers for fiscal 2023 and 2022.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(5)	Total ($)
John Lai	2023	306,260	—	175,000	—	—	$6,387	$487,637
CEO and President	2022	202,083	20,000	481,500	—	—	$6,160	$709,743

Robert J Folkes	2023	265,000	—	—	439,206	—	$8,066	$712,272
Chief Financial Officer(6)	2022	211,250	100,000	173,340	—	—	$3,348	$487,938

Randall Meyer	2023	240,833	—	—	—	—	$4,581	$245,414
Chief Operating Officer(7)	2022	128,333	30,000	208,650	—	—	$—	$366,983

(1)	In lieu of receiving cash in the amount of $29,167 for one month’s salary payment, Mr. Lai received an aggregate of 10,100 shares of the Company’s common stock. The stock was valued at a price of $2.8878 per share.

(2)	Represents discretionary bonus payments on amounts earned in fiscal 2022 which were paid in July 2022.

(3)	The amounts reflected in this table represent the aggregate grant date fair value for restricted stock unit awards computed in accordance with ASC Topic 718. The grant date fair value is determined and based on the per share closing price of our common stock on the grant dates for fiscal 2023 and 2022, respectively. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholders’ Equity” of our consolidated financial statements included in Part II, Item 8.

(4)	The amounts reflected in this table represent the aggregate grant date fair value of options, computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholders’ Equity” of our consolidated financial statements included in Part II, Item 8.

(5)	Represents the payment of health insurance premiums by the Company for Mr. Lai, Mr. Folkes, and Mr. Meyer.

(6)	Mr. Folkes was appointed to serve as the Company’s Chief Financial Officer on April 14, 2021.

(7)	Mr. Meyer was appointed to serve as the Company’s Chief Operating Officer on September 10, 2021.

Narrative Disclosure to the Summary Compensation Table

The following is a discussion of certain terms that we believe are necessary to understand the information disclosed in the Summary Compensation Table.

Base Salaries

The Company’s Named Executive Officers receive a base salary for services rendered to the Company, which is set forth in their respective employment agreements. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. From April 1, 2020, through September 8, 2021, Mr. Lai received a base salary of $100,000 which was increased to $275,000, effective as of September 9, 2021 and increased to $350,000 effective as of November 1, 2022. Mr. Folkes joined the Company on April 14, 2021, and his initial salary was $190,000 per year, which was increased to $240,000 per year effective as of September 9, 2021 and increased to $300,000 effective as of November 1, 2022. Mr. Meyer joined the Company, as its Chief Operating Officer, on September 9, 2021 and his base salary was $220,000 per year which was increased to $270,000 effective as of November 1, 2022.

In February 2023, Mr. Lai agreed that he would receive his salary payments in shares of the Company’s common stock in lieu of cash from March 1, 2023 through August 31, 2023 (the “Interim Period”). The Compensation Committee approved issuing 60,600 Shares (the “Total Interim Shares”) to Mr. Lai for his service during the Interim Period as a restricted stock award unit agreement (“RSU Award Agreement”) under the Amended Plan. The Compensation Committee calculated the number of Total Interim Shares by taking (A) Mr. Lai’s salary during the Interim Period ($175,000) divided by (B) the volume weighted average closing price of the Company’s common stock during the 10-day period preceding February 22, 2023 ($2.8878), rounded up to the nearest whole share. The Compensation Committee approved the vesting of 10,100 of the RSU’s on March 1, 2023, with an additional 10,100 of the RSU’s vesting on the first day of each month thereafter such that all of the RSU’s would be fully vested on August 1, 2023, subject to Mr. Lai’s continued employment with the Company through each applicable vesting date. Additional terms of the RSU Award Agreement are set forth in the Amended Plan.

Bonuses

In November 2021, the Company established a bonus plan for its Named Executive Officers with a performance target based on total revenues for fiscal 2022. If the Company achieved the performance target, the Named Executive Officers would receive a bonus equal to a certain percentage of their respective salary. The Company realized that the performance target would not be achieved in fiscal 2022 because the Company’s ability to sell its lead product, Spryng™, was limited because it did not have canine and equine studies which distributors and other vendors needed to review before purchasing the Company’s products. The Compensation Committee determined that the performance target was unrealistic and not an appropriate target for the Company at this time. The Compensation Committee believed that the Named Executive Officers and other employees had done exceptional work in transitioning the Company from being a start-up company to a revenue-producing company. As such, the Compensation Committee awarded discretionary bonuses to the Named Executive Officers and other employees. The Compensation Committee awarded discretionary bonuses to Mr. Lai, Mr. Folkes, and Mr. Meyers for their services in fiscal 2022 in the amounts of $20,000, $100,000, and $30,000, respectively. The Company paid these bonuses to the Named Executive Officers in July 2022.

In November 2022, the Company established target bonuses for a bonus plan for its Named Executive Officers with performance targets based on total revenues and individual objectives for fiscal 2023. The Company did not achieve its revenue target for fiscal 2023, so the Named Executive Officers did not receive performance bonuses under the Bonus Plan.

Equity Compensation

Our Compensation Committee administers our Amended Plan and approves the amount of, and terms applicable to, grants of stock options, restricted stock units, and other types of equity awards to employees, including the Named Executive Officers. The Amended Plan permits the grant of incentive stock options, non-statutory stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs), and stock bonus awards (all such types of awards, collectively, “equity awards”), although incentive stock options may only be granted to employees.

On April 14, 2021, the Company granted 34,000 RSUs (“April 2021 RSU Grant”) to Mr. Folkes pursuant to the terms of his employment agreement. These RSUs vest over a three-year period, with 10,000 RSUs vesting on January 1, 2022, 10,000 vesting on January 1, 2023, and 14,000 vesting on January 1, 2024, subject to Mr. Folkes remaining employed at the Company. These RSUs will automatically vest if there is a Change in Control (as defined in our Amended Plan).

On September 9, 2021, the Compensation Committee granted RSUs to Mr. Lai, Mr. Folkes, and Mr. Meyer for their exceptional performance in assisting the Company in closing its public offering in which it raised $11.2 million in gross proceeds and listed its common stock and warrants on Nasdaq. The Named Executive Officers received the following RSU grants (“November 2021 RSU Grants”): Mr. Lai – 150,000 RSUs, Mr. Folkes – 54,000 RSUs, and Mr. Meyer – 65,000 RSUs. These RSUs vest in three installments, with 1/3 vesting on March 31, 2022, 1/3 vesting on March 31, 2023, and 1/3 vesting on March 31, 2024, based upon continued employment with the Company. These RSUs will automatically vest if there is a Change in Control (as defined in our Equity Incentive Plan).

On October 19, 2022, the Compensation Committee granted 200,000 non-qualified statutory options (the “Executive Options”) to Mr. Folkes under the Amended Plan for exemplary service to the Company (the “October 2022 Option Grant”). The Executive Options have an exercise price of $2.40 per share, representing the closing price of the Company’s common stock on the Nasdaq Stock Market on the date of grant. The Executive Options have a seven (7) year term and vest over a two (2) year period as follows: 1/3 on the date of grant, 1/3 on October 19, 2023, and 1/3 on October 19, 2024, provided Mr. Folkes remains in the continuous employ of the Company through the applicable vesting date. The Executive Options will automatically vest if there is a Change in Control (as defined in our Amended Plan).

On February 24, 2023, the Compensation Committee entered into a second amendment to an employment agreement with Mr. Lai pursuant to which it granted him equity in exchange for salary for the six-month period beginning on March 1, 2023 and ending on August 31, 2023. The Company granted Mr. Lai 60,600 shares which vest in equal monthly amounts of 10,100 shares beginning March 1, 2023 in lieu of his salary payments for a six-month period.

For the grant date fair values of the options and RSUs, please see the Summary Compensation Table above.

Perquisites

We offer health insurance to our Named Executive Officers on the same basis that these benefits are offered to our other eligible employees. We offer a 401(k) plan to all eligible employees. The Company also provides other benefits to its Named Executive Officers on the same basis as provided to all its employees, including vacation and paid holidays.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2023

The following table sets forth for each Named Executive Officer, information regarding outstanding equity awards as of March 31, 2023. Market value is based on the closing stock price of $2.75 on March 31, 2023.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
John Lai	10/31/2019	90,000		—	2.24	10/31/2024	—		$—
	12/31/2019	19,847		—	1.95	12/31/2024	—		—
	3/31/2020	24,253		—	1.27	3/31/2025	—		—
	6/30/2020	7,441		—	1.60	6/30/2025	—		—
	9/09/2021						100,500	(2)	276,375

Robert J. Folkes	10/19/2022	66,667	(3)	133,333	$2.40	10/18/2029
	9/09/2021	—		—			32,000	(4)	$88,000

Randall Meyer	1/15/2020	10,547		—	1.20	1/15/2029	—		$—
	12/31/2019	1,213		—	1.95	12/31/2024	—		—
	3/31/2020	1,104		—	1.27	3/31/2025	—		—
	6/30/2020	559		—	1.60	6/30/2025	—		—
	9/09/2021	—		—	—	—	21,666	(5)	59,582

(1)	The value reported for the RSUs was determined by multiplying the number of unvested RSUs by the closing market price of $2.75 of the Company’s common stock on March 31, 2023.

(2)	Comprised of 50,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, and 50,500 unvested shares underlying an RSU award granted on February 24, 2023, which will vest in equal monthly installments of 10,100 shares beginning April 1, 2023, with both awards subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a Change of Control (as defined in our Amended Plan).

(3)	Mr. Folkes was granted a nonqualified stock option grant on October 19, 2022 to purchase 200,000 shares of our common stock at an exercise price of $2.40 per share. The options have a seven-year life and vest 66,667 shares on October 19, 2022, 66,667 shares on October 19, 2023, and 66,666 shares on October 19, 2024. The options will vest automatically if there is a change of control (as defined in our Amended Plan).

(4)	Comprised of 14,000 unvested shares underlying an RSU award granted on April 14, 2021, which will vest on January 1, 2024, and 18,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, with both RSU awards subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a change of control (as defined in our Amended Plan).

(5)	Comprised of 21,666 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a Change of Control (as defined in our Amended Plan).

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

Effective as of November 10, 2021, the Company entered into new employment agreements with Mr. Lai, which replaced his 2019 Agreement, and Mr. Folkes which replaced his April 2021 Agreement. In addition, the Company entered into a new employment agreement with Randall Meyer to serve as the Company’s Chief Operating Officer effective as of November 10, 2021. All of these employment agreements were amended in November 2022 to increase the base salaries of the executive officers, effective as of November 1, 2022. In addition, Mr. Lai’s employment agreement was amended in February 2023 to provide that he would receive his salary payments in the form of equity instead of cash for the six-month period from March 1, 2023 through August 31, 2023. With the exception of the salary and severance payments, the employment agreements are substantially similar.

All of these employment agreements expire on September 30, 2024. Messrs. Lai, Folkes, and Meyer have annual base salaries of $350,000, $300,000, and $270,000, respectively, subject to potential increase or decrease from time to time as determined by the Compensation Committee of the Board of Directors. As previously noted, Mr. Lai will be receiving his salary payments in shares of the Company’s common stock from March 1, 2023 through August 31, 2023. The Compensation Committee approved issuing 60,600 Shares to Mr. Lai for his service during the Interim Period as a restricted stock award unit agreement under the Company’s Amended Plan. The Compensation Committee calculated the number of Total Interim Shares by taking (A) Mr. Lai’s salary during the Interim Period ($175,000) divided by (B) the volume-weighted average closing price of the Company’s common stock during the 10-day period preceding February 22, 2023 ($2.8878), rounded up to the nearest whole share. The Compensation Committee approved the vesting of 10,100 of the RSUs on March 1, 2023, with an additional 10,100 of the RSUs vesting on the first day of each month thereafter such that all of the RSUs would be fully vested on August 1, 2023, subject to Mr. Lai’s continued employment with the Company through each applicable vesting date. Additional terms of the RSU Award Agreement are set forth in the Amended Plan.

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

The employment agreements provide for termination of the executive officers at any time by the Company for Cause (as defined in the employment agreements) or without Cause. If an executive officer is terminated for Cause, he will receive his salary through the termination date and reimbursement of any unpaid expenses and accrued but unused vacation/paid time off through the termination date (“Accrued Obligations”). If the executive officer’s employment is terminated by the Company without Cause, subject to the execution of a release of any and all claims or potential claims against the Company, the executive officer will be entitled to receive a severance payment, his accrued but unpaid bonus, if any, and any Accrued Obligations owed through the termination date, in a lump sum payment within 10 days after the termination date. Mr. Folkes will receive a severance payment equal to 6 months of his base salary. Mr. Lai and Mr. Meyer will each receive a severance payment equal to 1 month’s base salary. If the executive’s employment is terminated as a result of his death or disability, he or his estate will receive his compensation through the date of termination, his accrued and unpaid bonus, if any, and Accrued Obligations through the date of termination.

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

Potential Payments on Change in Control or Termination without Cause

The employment agreements for Mr. Lai, Mr. Folkes, and Mr. Meyer do not contain any provisions providing for the acceleration of any salary or bonus payments if there is a change in control. The November 2021 RSU Grants to Mr. Lai, Mr. Folkes, and Mr. Meyer and the April 2021 RSU Grant and October 2022 Option Grant awarded to Mr. Folkes contain provisions that provide for accelerated vesting of these RSU Grants and Option Grant if there is a change of control of the Company (as such term is defined in the Amended Plan). In addition, if Mr. Lai, Mr. Folkes, or Mr. Meyer is terminated without cause, any RSU’s under the April or November 2021 RSU Grants or Options under the October 2022 Option Grant that would have vested on or before the first anniversary of such termination had the executive remained employed shall be accelerated and deemed to have vested as of the termination date. Any time-based RSU’s that have not vested as described above may not be transferred and will be forfeited on the date the Named Executive Officer’s employment with the Company terminates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 1, 2023 (the “Record Date”), we had 11,824,103 shares of our common stock issued and outstanding. The following table sets forth, as of the Record Date, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers, and beneficial owners of more than 5% of our outstanding common stock is c/o PetVivo Holdings, Inc., 5251 Edina Industrial Blvd., Edina, MN 55439. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Beneficial Ownership (%)
John Lai (1)	1,230,207	10.02%
Robert J. Folkes (2)	135,667	*
Randall Meyer (3)	598,658	5.08%
James Martin (4)	174,369	1.47%
Joseph Jasper (5)	79,507	*
Scott Johnson (6)	207,068	1.76%
Robert Rudelius (7)	198,708	1.69%
Robert Costantino (8)	11,509	*
Leslie Coolidge (9)	1,910	*
Spencer Breithaupt	0	*
All Directors and Executive Officers as a Group (10 Persons) (10)	2,637,602	26.84%

Owners of more than 5% of our Stock
Stanley Cruden (11)	960,000	8.15%
David B. Masters (12)	793,983	6.69%

*	Less than 1%.

(1)	Amount consists of 1,078,292 shares owned directly by Mr. Lai and warrants to purchase 141,815 shares and RSUs for 10,100 shares that are vested or will vest within 60 days of the Record Date.

(2)	Amount consists of 69,000 shares directly owned by Mr. Folkes and 66,667 options that will vest within 60 days of the Record Date.

(3)	Amount consists of 585,235 shares that are owned directly by Mr. Meyer and includes warrants to purchase 13,423 shares that are vested or will vest within 60 days of the Record Date.

(4)	Amount consists of 126,219 shares held by Mr. Martin directly, by his two IRA accounts, by Martinmoore Holdings, LLP, a company controlled by Mr. Martin who exercises sole voting and dispositive power over the shares, warrants to purchase 41,410 shares and stock options to purchase 6,740 shares that are vested or will vest within 60 days of the Record Date.

(5)	Amount includes 24,542 shares held directly by Mr. Jasper and his wife, warrants to purchase 48,225 shares and stock options to purchase 6,740 shares that are vested or will vest within 60 days of the Record Date.

(6)	Amount consists of 175,565 shares held by Mr. Johnson directly and warrants to purchase 25,376 shares and stock options to purchase 6,127 shares that are vested or will vest within 60 days of the Record Date.

(7)	Amount includes 172,280 shares held by Mr. Rudelius directly, by his IRA, and by Noble Ventures, LLC, a company controlled by Mr. Rudelius and warrants to purchase 19,688 shares and stock options to purchase 6,740 shares that are vested or will vest within 60 days of the Record Date.
(8)	Amount consists of 9,703 shares held by Mr. Costantino and his wife directly as joint tenants with right of survivorship and options to purchase 1,806 shares that have vested or will vest within 60 days of the Record Date.

(9)	Amount consists of options held by Ms. Coolidge to purchase 1,910 shares that have vested or will vest within 60 days of the Record Date.

(10)	Amount includes 2,240,836 shares held by the Named Executive Officers and directors directly and warrants, stock options and RSUs held by all of our Named Executive Officers and directors, as a group, to purchase and/or vest an aggregate of 396,766 shares that are vested or will vest within 60 days of the Record Date.

(11)	As reported in Mr. Cruden’s Amendment No. 15 to his Schedule 13G filed with the SEC on April 17, 2023. Mr. Cruden’s address is 1135 Calgary Rd, North Port, FL 34288.

(12)	Amount consists of 708,727 shares held directly by Dr. Masters and warrants to purchase 85,256 shares that are vested or will vest within 60 days of the Record Date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a summary of the transactions since April 1, 2021 between the Company and its executive officers, directors, nominees for directors, principal shareholders, and related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

David Masters

Note and Settlement Agreement

Effective September 1, 2020, the Company entered into two debt settlement agreements with David B. Masters, a director of the Company on that date, pursuant to (i) an Amendment to Promissory Note (“Amendment”) which amended certain outstanding promissory notes dated September 5, 2013, February 11, 2014, and August 14, 2014 (collectively, the “Outstanding Notes”) issued by Gel-Del, the Company’s wholly-owned subsidiary, with an aggregate amount owed of $65,700 and (ii) a Promissory Note (“Note”) having a principal amount of $195,000, which represents accrued salary owed to Dr. Masters. The Amendment extends, for up to an additional two years and under the same terms as originally entered into, the Outstanding Notes. The Company also entered into a Settlement and General Release (“Settlement Agreement”) with Dr. Masters that provides for the settlement and general release of any and all past claims, demands, damages, judgements, causes of action and liabilities that Dr. Masters may have had, may currently have or may acquire against the Company and its subsidiaries, including, but not limited to any claims related to (a) the ownership, operation, business, or financial condition of the Company or its business, (b) any promissory note, loan, contract, agreement or other arrangement, whether verbal or written, including all unpaid interest charges, late fees, penalties or any other charges thereon, entered into or established between Dr. Masters and his affiliates and the Company on or prior to the September 1, 2020 or (c) the employment of Dr. Masters by the Company (except for claims directly relating to the breach of the Amendment, the Note, or a consulting agreement dated as of September 1, 2020 between Dr. Masters and the Company, which ended on December 30, 2020).

Effective October 15, 2020, we entered into a note conversion agreement with Dr. Masters in which he agreed to convert his Promissory Note having an outstanding principal amount of $192,500 plus a conversion fee of $3,500 into units (the “Units”) consisting of one share of the Company’s common stock and one warrant to purchase one share of Common Stock, as part of the Company’s public offering of Units.

At the closing of the Company’s public offering on August 13, 2021, the Note was converted into 43,556 Units, which consisted of 43,556 shares of the Company’s common stock and warrants to purchase 43,556 shares of our common stock. The warrants have an exercise price of $5.625 per share and expire on August 13, 2026. The Company also repaid the outstanding balance under the Amendment, which was $25,954 as of the closing date of the public offering.

As of June 29, 2023, the Company believed that it had satisfied all of its obligations to Dr. Masters in full. However, the Company received correspondence from Dr. Masters, alleging, among other items, that the Company promised him additional compensation, shares, warrants, and future employment while he was associated with the Company. The Company believes that Dr. Master’s claims are without merit and does not believe that this matter will have a material impact on its financial position or results of operations. Refer to Note 9. Commitments and Contingencies – Legal Proceedings, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding potential legal proceedings with Dr. Masters.

John Lai

On December 16, 2019, PetVivo, John Lai, Wesley Hayne, and Edward Wink entered into an escrow agreement (“Escrow Agreement”) which replaced the prior escrow agreement dated June 7, 2017 between the parties. Pursuant to the Escrow Agreement, the escrow agent held 254,018 shares of the Company’s common stock registered in the name of Mr. Lai in escrow, which shares would be released when (i) PetVivo obtains equity financing in an amount of at least $5 million and (ii) PetVivo is listed on Nasdaq, the New York Stock Exchange, or an equivalent securities exchange. This condition was met on August 13, 2021, and the shares were released to Mr. Lai.

In May 2021, Mr. Lai converted 42,188 warrants into common stock with an exercise and conversion price of $1.33 per share into 36,915 shares of our common stock on a cashless basis pursuant to the warrants’ cashless conversion feature.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Information:

Auditor Name: Assurance Dimensions Inc.

PCAOB ID - 5036

Location: Margate, Florida

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2023 and 2022 for professional services rendered by Assurance Dimensions Inc., the principal accountant for the audit of the Company’s annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $58,000 and $73,605, respectively.

Audit-Related Fees

For the fiscal years ended March 31, 2023 and 2022, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2023, and 2022, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Assurance Dimensions and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Assurance Dimensions during Fiscal 2023 and 2022.

The Audit Committee has considered the nature and amount of the fees billed by Assurance Dimensions and believes that the provision of the services is compatible with maintaining the independence of Assurance Dimensions.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-8 filed with the SEC on June 17, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-8 filed with the SEC on October 18, 2022).

4.1	Description of Registrant’s Securities *

4.2	Warrant Agent Agreement dated as of August 10, 2021 between PetVivo Holdings, Inc. and Equity Stock Transfer, LLC and Form of Global Warrant Certificate (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021).

4.3	Form of Warrant issued by the Company to ThinkEquity, a division of Fordham Financial management Inc. and its designees (incorporated by reference to Exhibit 4.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 16, 2021).

10.1	Employment Agreement dated as of November 10, 2021 between PetVivo Holdings, Inc. and John Lai, as amended effective as of November 1, 2022 and February 24, 2023.*+

10.2	Employment Agreement dated as of November 10, 2021 between PetVivo Holdings, Inc. and Robert Folkes, as amended effective as of November 1, 2022.*+

10.3	Employment Agreement dated as of November 10, 2021 between PetVivo Holdings, Inc. and Randall Meyer, as amended effective as of November 1, 2022.*+

10.4	PetVivo Holdings, Inc. Amended and Restated 2020 Equity Compensation Plan (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2022). +

10.5	Form of Stock Option Agreement for use with the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.6	Form of Restricted Stock Unit Award Agreement for use with the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.7	Distribution Services Agreement made as of June 17, 2022 by and between MWI Veterinary Supply Co, Inc. and PetVivo Holdings, Inc. Portions of this exhibit have been omitted pursuant to Regulation S-K Item 601(b)(10). (Incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on 10-Q filed with the SEC on August 11, 2022).

10.8	Lease dated January 10, 2023 by and between PetVivo Holdings, Inc. and Dewey AL L.L.C. and Dewey MS L.L.C*

10.9	Settlement and General Release Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and its wholly-owned subsidiaries and David B. Masters (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.10	Consulting Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 17, 2020). +

10.11	Note Conversion Agreement effective as of October 15, 2020 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2020).

10.12	Escrow Agreement effective as of December 16, 2019 by and between PetVivo Holdings, Inc., John Dolan and John Lai (incorporated by reference to Exhibit 10.13 in the Company’s reference to Exhibit 10.3 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on July 24, 2022).

23.1	Consent of Assurance Dimensions, Inc.*

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+ Indicates compensatory plan

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc.,
a Nevada corporation

June 29, 2023	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

June 29, 2023	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Lai	June 29, 2023
John Lai
CEO, President, and Director
(Principal Executive Officer)

/s/ Robert J. Folkes	June 29, 2023
Robert Folkes
Chief Financial Officer

/s/ Spencer Breithaupt	June 29, 2023
Spencer Breithaupt
Director

/s/ Leslie Coolidge	June 29, 2023
Leslie Coolidge
Director

/s/ Robert Costantino	June 29, 2023
Robert Costantino
Director

/s/ Joseph Jasper	June 29, 2023
Joseph Jasper
Director

/s/ Scott Johnson	June 29, 2023
Scott Johnson
Director

/s/ James Martin	June 29, 2023
James Martin
Director

/s/ Robert Rudelius	June 29, 2023
Robert Rudelius
Director

PETVIVO HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Petvivo Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petvivo Holdings, Inc. (the “Company”) as of March 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2023 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses. For the year ended March 31, 2023, the Company had a net loss of $ 8,717,608 and net cash used in operating activities of $ 6,794,483; and as of March 31, 2023 an accumulated deficit of $71,844,029. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ASSURANCE DIMENSIONS CERTIFIED PUBLIC ACCOUNTANTS & ASSOCIATES

also d/b/a McNAMARA and ASSOCIATES, PLLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053 www.assurancedimensions.com

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2019.
Margate, Florida
June 29, 2023

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2023	March 31, 2022
Assets:
Current Assets
Cash and cash equivalents	$475,314	$6,106,827
Accounts receivable	86,689	2,596
Inventory, net	370,283	98,313
Prepaid expenses and other current assets	491,694	547,664
Total Current Assets	1,423,980	6,755,400

Property and Equipment, net	630,852	311,549

Other Assets:
Operating lease right-of-use	317,981	299,101
Patents and trademarks, net	38,649	48,452
Security deposit	27,490	12,830
Total Other Assets	384,120	360,383
Total Assets	$2,438,952	$7,427,332

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$588,713	$323,384
Accrued expenses	779,882	784,375
Operating lease liability – short term	78,149	59,178
Note payable and accrued interest	6,936	6,549
Total Current Liabilities	1,453,680	1,173,486
Other Liabilities
Note payable and accrued interest (net of current portion)	20,415	27,201
Operating lease liability (net of current portion)	239,832	239,923
Total Other Liabilities	260,247	267,124
Total Liabilities	1,713,927	1,440,610

Commitments and Contingencies (see Note 9)

Stockholders’ Equity:
Preferred stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and March 31, 2022	-	-
Common stock, par value $0.001, 250,000,000 shares authorized, 10,950,220 and 9,988,361 shares issued and outstanding at March 31, 2023 and March 31, 2022, respectively	10,950	9,988
Common Stock to be Issued	137,500	-
Additional Paid-In Capital	72,420,604	69,103,155
Accumulated Deficit	(71,844,029)	(63,126,421)
Total Stockholders’ Equity	725,025	5,986,722
Total Liabilities and Stockholders’ Equity	$2,438,952	$7,427,332

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2023	2022
Revenues	$917,162	$115,586

Cost of Sales	526,817	201,154
Gross Profit (Loss)	390,345	(85,568)

Operating Expenses:

Sales and Marketing	3,410,277	1,347,585
Research and Development	690,577	474,881
General and Administrative	5,022,943	3,148,494

Total Operating Expenses	9,123,797	4,970,960

Operating Loss	(8,733,452)	(5,056,528)

Other Income
Forgiveness of PPP loan and Accrued Interest	-	31,680
Interest Income	15,844	9,853
Total Other Income	15,844	41,533

Net Loss before taxes	(8,717,608)	(5,014,995)

Income Tax Provision	-	-

Net Loss	$(8,717,608)	$(5,014,995)

Net Loss Per Share:
Basic and Diluted	$(0.85)	$(0.57)

Weighted Average Common Shares Outstanding:
Basic and Diluted	10,222,994	8,760,877

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$-	$5,986,722
Common stock sold	610,011	610	1,388,635	-	-	1,389,245
Cash paid to exercise warrants	48,664	49	66,509	-	-	66,558
Stock issued for services	126,000	126	399,714	-	-	399,840
Stock-based compensation	-	-	1,462,768	-	-	1,462,768
Vesting of restricted stock units	177,184	177	(177)	-	-	-
Common stock subscribed	-	-	-	-	137,500	137,500
Net loss	-	-	-	(8,717,608)	-	(8,717,608)
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025

Year Ended March 31, 2022

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2021	6,799,113	$6,799	$57,207,648	$(58,111,426)	$-	$(896,979)
Common stock sold	2,560,014	2,560	5,309,069	-	-	5,311,629
Warrants sold	-	-	4,889,252	-	-	4,889,252
Cash paid to exercise warrants	6,094	6	42,025	-	-	42,031
Cashless warrant exercise	200,044	200	(200)	-	-	-
Stock issued for services	126,194	126	524,104	-	-	524,230
Stock-based compensation	-	-	702,896	-	-	702,896
Stock issued for debt conversion	80,522	80	232,578	-	-	232,658
Vesting of restricted stock units	172,824	173	(173)	-	-	-
Stock granted for debt conversion	43,556	44	195,956	-	-	196,000
Net loss	-	-	-	(5,014,995)	-	(5,014,995)
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$-	$5,986,722

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2023	March 31,2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,717,608)	$(5,014,995)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,462,768	702,896
Stock issued for services	-	84,130
Investor relations services paid in stock	507,600	220,050
Depreciation and amortization	114,434	65,153
Forgiveness of PPP loan and accrued interest	-	(31,680)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other current assets	(66,450)	(208,668)
Increase in accounts receivable	(84,093)	(2,596)
Increase in inventory	(271,970)	(98,313)
Interest accrued on convertible notes payable	-	(3,013)
Interest accrued on notes payable - related party	-	4,013
Increase in accounts payable and accrued expenses	260,836	144,874
Decrease in accrued expenses - related party	-	(36,808)
Net Cash Used In Operating Activities	(6,794,483)	(4,174,957)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(423,934)	(154,030)
Disbursements for patents and trademarks	-	(29,154)
Net Cash Used in Investing Activities	(423,934)	(183,184)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from stock and warrants sold	1,389,245	10,200,881
Proceeds from exercise of warrants	66,558	42,031
Proceeds from common stock to be issued	137,500	-
Decrease in deferred offering costs	-	280,163
Repayments of notes payable	(6,399)	(5,778)
Repayments of PPP loan	-	(7,340)
Repayments of notes payable - related party	-	(48,267)
Repayments of notes payable – directors	-	(20,300)
Net Cash Provided by Financing Activities	1,586,904	10,441,390
Net (Decrease) Increase in Cash	(5,631,513)	6,083,249
Cash at Beginning of Year	6,106,827	23,578
Cash at End of Year	$475,314	$6,106,827

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$2,842	$9,642
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Stock granted for debt conversion	$-	$232,658
Stock granted for share-settled debt obligation conversion	$-	$196,000
Stock granted for investor relations services recorded as a prepaid asset	$399,840	$220,050
Increase to operating lease right of use asset and operating lease liability	$88,013	$167,924

The accompanying notes are an integral part of these audited consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2023 and 2022

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

(B) Basis of Presentation

PetVivo Holdings, Inc. (the “Company”) was incorporated in Nevada under a former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in PetVivo, Inc. becoming a wholly-owned subsidiary of the Company. In April 2017, the Company acquired another Minnesota corporation, Gel-Del Technologies, Inc., through a statutory merger, which is also a wholly-owned subsidiary of the Company.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo, Inc. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments, distributor rebate payable, provision for product returns, right of use lease assets and liabilities, and valuation of deferred tax assets.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2023.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At March 31, 2023 and 2022, the Company did have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consists primarily of amounts due from a distributor (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (FIFO) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for inventory obsolescence for the years ended March 2023 and 2022.

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

(J) Patents and Trademarks

The Company capitalizes direct costs for the maintenance and advancement of its patents and trademarks and amortizes these costs over the lesser of the useful life of 60 months or the life of the patent. We evaluate the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

(K) Loss Per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period. Diluted loss per share is computed by dividing net loss by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during the period.

The Company had 3,562,817 warrants outstanding as of March 31, 2023, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $5.05 per share. These warrants are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 256,804 restricted stock units outstanding as of March 31, 2023, which are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 884,849 stock options outstanding as of March 31, 2023, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these stock options is $2.19 per share. These stock options are excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 3,754,484 warrants outstanding as of March 31, 2022, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants was $4.95 per share. These warrants were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 372,668 restricted stock units outstanding as of March 31, 2022, which were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 195,000 stock options outstanding as of March 31, 2022, with varying exercise prices ranging from $1.39 to $1.99 per share. The weighted average exercise price for these options was $1.56 per share. These options were excluded from the weighted average number of shares because they are considered anti-dilutive.

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

(L) Revenue Recognition

The Company recognizes revenue in accordance with ASC 606 “Revenue from Contracts with Customers.”

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2023. As a result, there is no refund liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the year ended March 31, 2023, the Company recognized revenue from product sales under the Agreement of $636,345. This represents 69% of total revenues for the year ended March 31, 2023.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows at March 31, 2023:

Accounts receivable	$81,510
Rebate liability	$28,000
Distribution fee payable	$5,187

(M) Research and Development

The Company expenses research and development costs as incurred.

(N) Fair Value of Financial Instruments

The Company applies the accounting guidance under ASC 820-10, “Fair Value Measurements”, as well as certain related Financial Accounting Standards Board (“FASB”) staff positions. This guidance defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities required to be recorded at fair value, the Company considers the principal or most advantageous market in which it would transact business and considers assumptions that marketplace participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk of nonperformance.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2023 and 2022 due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The valuation of the Company’s note payable recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market and (iii) contractual prices.

The Company had no assets and liabilities measured at fair value on a recurring basis on March 31, 2023 and 2022.

(O) Stock-Based Compensation - Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under the guidance of ASC 505-50.

Pursuant to ASC 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. The measurement date used to determine the fair value of the equity instrument issued is the date of grant.

The fair value of stock options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

●	Expected term of stock options and similar instruments: Pursuant to ASC Paragraph 718-10-50-2(f)(2)(i), the expected term of stock options and similar instruments represents the period of time the stock options and similar instruments are expected to be outstanding taking into consideration the contractual term of the instruments and the holder’s expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate the holder’s expected exercise behavior.

●

Expected volatility of the entity’s shares and the method used to estimate it. Pursuant to ASC Paragraph 718-10-50-2(f)(2)(ii), a thinly traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for the Company to estimate the expected volatility of its stock price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses its average historical volatility over the expected contractual life of the stock options or similar instruments as its expected volatility.

●	Expected annual rate of quarterly dividends. An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends. The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected term of the stock options and similar instruments.

●	Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the expected term of the stock options and similar instruments.

Pursuant to ASC Paragraphs 505-50-25-8 and 505-50-25-9, an entity may grant fully vested, non-forfeitable equity instruments that are exercisable by the grantee only after a specified period of time or if the terms of the agreement provide for earlier exercisability if the grantee achieves specified performance conditions. Any measured cost of the transaction shall be recognized in the same period(s) and in the same manner as if the entity had paid cash for the goods or services or used cash rebates as a sales discount instead of paying with, or using, the equity instruments. A recognized asset, expense, or sales discount shall not be reversed if a share option and similar instrument that the counterparty has the right to exercise expires unexercised.

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

(Q) Income Taxes

The Company accounts for income taxes under ASC 740. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

As required by ASC 450, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements and plans to adopt this standard in the first fiscal quarter of 2024.

All other newly issued, but not yet effective, accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of March 31, 2023 and 2022, the Company had inventory of $370,283 and $98,313 respectively.

The inventory components are as follows:

	March 31, 2023	March 31, 2022
Finished goods	$13,159	$11,889
Work in process	53,398	22,960
Raw materials	303,726	63,464
Total Net	$370,283	$98,313

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2023, the Company had $491,694 in prepaid expenses and other current assets consisting primarily of $115,000 in investor relations services, $130,000 in insurance costs, $63,000 in Nasdaq and FINRA fees, $56,000 in board compensation, $42,000 in tradeshows, $42,000 in supplier advance, and $19,000 in software subscription fees.

As of March 31, 2022, the Company had $547,664 in prepaid expenses and other current assets consisting primarily of $220,000 in investor relations services, $148,000 in insurance costs, $71,000 in clinical studies, $46,000 in tradeshows and $45,000 in Nasdaq fees.

NOTE 4 –PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	March 31, 2023	March 31, 2022
Leasehold improvements	$216,159	$216,159
Production equipment	577,067	197,967
R&D equipment	25,184	25,184
Computer equipment and furniture	121,732	76,898
Total, at cost	940,142	516,208
Accumulated depreciation	(309,290)	(204,659)
Total Net	$630,852	$311,549

During the year ended March 31, 2023 and 2022, depreciation expense was $104,631 and $56,519, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	March 31, 2023	March 31, 2022
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,857,550)	(3,847,747)
Total net	$38,649	$48,452

During the year ended March 31, 2023 and 2022, amortization expenses was $9,803 and $8,634, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31, 2023	March 31, 2022
Accrued payroll and related taxes	$258,978	$433,926
Accrued expenses	188,666	18,211
Accrued lease termination expense	332,238	332,238
Total	$779,882	$784,375

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2018, the Company had recorded approximately $332,000 as a potential payable to the lessor. This liability remains outstanding as of March 31, 2023 and 2022 and is included in accrued expenses.

NOTE 7 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At March 31, 2023 and 2022, the amount outstanding on the note was $27,351 and $33,750, respectively. At March 31, 2023, the Company classified $6,936 as a current liability and $20,415 in other liabilities. At March 31, 2022, the Company classified $6,549 as a current liability and $27,201 in other liabilities.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the years ended March 31, 2023 and 2022, the Company made contributions to the plan of $35,266 and $8,000, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. We record an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (‘‘ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options are at our discretion and are included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We classify our leases as buildings, vehicles or computer and office equipment and do not separate lease and nonlease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of March 31, 2023 and 2022 was $2,294 and $2,205, respectively.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of March 31, 2023 and 2022 was $2,673.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this lease asset will take place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033 and the Company has a renewal option for a period of five years.

Vehicles

We leased vehicles for certain members of our field sales organization in the year ended March 31, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-to-use asset of $88,013 and corresponding and equal operating lease liability for the lessee. As of March 31, 2023, in addition to monthly rental fees specific to the vehicles, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Operating lease expense for the years ended March 31, 2023 and March 31, 2022 was $147,802 and $81,816, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of March 31, 2023:

2024	$86,390
2025	87,766
2026	89,174
2027	63,215
326,545
Amount representing interest	(8,564)
Total	$317,981

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 2026, and March 2027, a treasury rate of 0.12%, 0.40%, and 7.6% respectively, an operating lease right-to-use asset for approximately $445,500 and corresponding and equal operating lease liabilities for the leases. As of March 31, 2023, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate of approximately 3.7 years and 0.28%, respectively, are as follows:

Present value of future base rent lease payments	$317,981
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$317,981

As of March 31, 2023, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$317,981
Total operating lease assets	$317,981

Operating lease-current liability	$78,149
Operating lease-other liability	$239,832
Total operating lease liabilities	$317,981

Employment Agreements

The Company has employment agreements with its executive officers. As of March 31, 2023, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

Legal Proceedings

David Masters, a former employee, board member, and consultant to the Company, has threatened to file suit against the Company to recover in excess of $2 million. Masters’ threatened litigation relates to allegations that the Company promised him additional compensation, shares, warrants, and future employment while he was associated with the Company. The Company mediated these claims with Masters in 2022 and executed a mediated settlement agreement resolving these claims for a one-time payment of $180,000, to be effective upon execution of a long form agreement containing this and other settlement terms. The parties appointed the mediator as arbitrator to resolve any disputes arising during the drafting of the long form agreement on commercially reasonable terms. In early 2023, Masters commenced arbitration to have certain terms in the long form agreement decided. The arbitrator issued an award setting the final terms of the agreement. Soon thereafter, Masters refused to execute the long form agreement set by the arbitrator; terminated the law firm representing him in the mediation, negotiations, and arbitration; suggested that the arbitration award was tainted by a conflict of interest; and threatened the claims set forth above. The Company believes that Master’s claims are without merit and does not believe that this matter will have a material impact on its financial position or results of operations.

NOTE 10 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $8,717,608 for the year ended March 31, 2023, had net cash used in operating activities of $6,794,483 for the same period and has an accumulated deficit of $71,844,029 on March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

The Company sold shares of its common stock in April 2023 (see Note 13) and management intends to raise additional funds through the offering of its equity securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Amended Plan was 1,483,474 at March 31, 2023.

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

Awards can be granted for no cash consideration or for any cash and other consideration as determined by the Committee. Awards may provide that upon the grant or exercise thereof, the holder will receive cash, shares of PetVivo common stock, other securities or property, or any combination of these in a single payment, installments or on a deferred basis. The exercise price per share of any stock option and the grant price of any stock appreciation right may not be less than the fair market value of PetVivo common stock on the date of the grant. The term of any award cannot be longer than ten years from the date of the grant. Awards will be adjusted in the event of a stock dividend or other distribution, recapitalization, forward or reverse stock split, reorganization, merger or other business combination, or similar corporate transaction, in order to prevent dilution or enlargement of the benefits or potential benefits provided under the Amended Plan.

The Amended Plan permits the following types of awards: stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, other stock-based awards, and dividend equivalents.

Units – Public Offering

On August 13, 2021, the Company sold an aggregate of 2,500,000 units at a price to the public of $4.50 per unit (the “Public Offering”), each unit consisting of one share of common stock, and a warrant to purchase one share of common stock at an exercise price of $5.625 per share pursuant to an Underwriting Agreement we entered into with ThinkEquity, a division of Fordham Financial Management, Inc. (“ThinkEquity”). The shares of common stock and warrants were transferrable separately immediately after issuance. The Company also issued 43,556 units pursuant to a conversion of $196,000 share-settled debt obligation in the Public Offering at a price of $4.50 per unit.

The Company received gross proceeds of $11,253,850 at the closing of the Public Offering, before deducting underwriting discounts and commissions of eight percent (8%), and expenses. The total expenses, which reduced the total proceeds included in the common stock and warrants sold in the Consolidated Statement of Shareholders’ Equity, of the Public Offering were $1,473,067, which included ThinkEquity’s expenses relating to the offering. The net proceeds were allocated between the common shares and warrants based on the relative fair values which were $4,891,531 and $4,889,252, respectively.

In addition, pursuant to the Underwriting Agreement, the Company granted ThinkEquity a 45-day option to purchase up to 375,000 additional shares of common stock, and/or 375,000 additional warrants, to cover over-allotments in connections with the Offering, which ThinkEquity partially exercised to purchase 375,000 warrants on the closing date.

Pursuant to the Underwriting Agreement, we issued warrants (the “Underwriter’s Warrants”) to ThinkEquity to purchase 125,000 shares of common stock (5% of the shares of common stock sold in the Public Offering). The Underwriter’s Warrants are exercisable at $5.625 per share of common stock and have a term of five years.

Common Stock

For the year ended March 31, 2023, the Company issued 961,859 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;
ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370;
iii)	25,000 shares in August 2022 to service providers for consulting services valued at market on the date of grant of $49,920; and
iv)	177,184 shares related to vesting of restricted stock units (“RSUs”), with 10,000 RSUs vesting in July 2022, 22,000 RSUs in August 2022, 1,250 RSUs in September 2022, 11,250 RSUs in December 2022, 10,000 RSUs in January 2023 and 122,684 RSUs in March 2023;
v)	610,011 shares in connection with the sale of stock in January 2023 in exchange for proceeds net of offering costs of $25,981, of $1,389,245 at a price of $2.32 per share;
vi)	101,000 shares in January 2023 to service providers for consulting services valued at market on the date of grant of $349,920.

The Company received $137,500 on March 31, 2023, in connection with a stock offering that was completed in April 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid in capital upon the issuance of shares of common stock in April 2023.

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
xix)	8,609 shares in March 2022 to service providers for consulting services valued at $13,050; and
xx)	162,524 shares in March 2022 related to vesting of restricted stock units.

The Company has issued shares of common stock to providers of consulting services which are reported in the Consolidated Statements of Stockholders’ Equity. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Operations and Cash Flows was $507,600 and $304,180 for the years ended March 31, 2023 and 2022, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the Amended Plan that are stock-settled with common shares. Time-based restricted stock units granted under the Amended Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $758,677 and $606,014 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $921,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of 1.2 years.

Our time-based restricted stock unit activity for the year ended March 31, 2023 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2021	-	-	-
Granted	549,565	$3.86	-
Expired	(4,073)	$2.70	-
Vested	(172,824)	$3.44	-
Balance at March 31, 2022	372,668	$4.07	$760,243
Granted	60,600	$2.89
Vested	(177,184)	$3.99	-
Balance at March 31, 2023	256,084	$3.85	$643,209

1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years and have a contractual term of seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $662,429 and $3,595 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was approximately $883,455 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.8 years.

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

The following table sets forth the assumptions used to estimate fair values of our stock options granted:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Expected term	7 years	7 years
Expected volatility	111.7% - 146.9%	205.0% - 210.5%
Risk-free interest rate	2.96% - 4.35%	1.47% – 2.14%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.87 - $2.79	$1.39 - $1.99

Our stock option activity for the years ended March 31, 2023 and 2022 was as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2021	-	-	-	-
Granted	195,000	$1.56
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200
Granted	714,849	$2.37
Cancelled	(25,000)	$2.46
Balance at March 31, 2023	884,849	$2.19	6.3 years	$307,750

Options exercisable at March 31, 2023	175,455

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options were granted for the years ended March 31, 2023 and 2022 to employees and directors. The fair value of these options on the date of grant was $1,543,087 and $310,985 for the years ended March 31, 2023 and 2022, respectively.

Options exercisable at March 31, 2023, had options with exercise prices ranging from $1.39 to $2.40.

The following summarizes additional information about our stock options:

	Year Ended March 31, 2023	Year Ended March 31, 2022
Number of:
Non-vested options, beginning of period	195,000	-
Non-vested options, end of period	709,394	195,000
Vested options, end of period	175,455	-

	Year Ended March 31, 2023	Year Ended March 31, 2022
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.56	$-
Non-vested options, end of period	$2.23	$1.56
Vested options, end of period	$2.01	$-
Forfeited options, during the period	$-	$-

Warrants

During the year ended March 31, 2023, no warrants were issued.

During the year ended March 31, 2022, the Company issued warrants to purchase an aggregate of 3,043,556 shares of common stock in connection with its public offering of units, as follows:

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

A summary of warrant activity for the years ended March 31, 2023 and March 31, 2022 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price
Outstanding, March 31, 2021	1,081,668	$2.02	881,982	$2.00
Issued and granted	3,043,556	5.63
Exercised for cash	(6,094)	(6.90)
Cashless warrant exercises	(237,724)	(1.58)
Expired	(15,922)	(5.27)
Cancelled	(108,000)	$(1.79)
Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	$(1.36)
Expired	(146,003)	$(3.70)
Outstanding, March 31, 2023	3,562,817	$5.05	3,540,317	$5.07

On March 31, 2023, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-2.00	347,073	$1.35	3.43	347,073	$1.35

$2.01-4.00	165,438	$2.33	1.49	142,938	$2.35

$4.01-5.63	3,050,306	$5.62	3.35	3,050,306	$5.62

Total	3,562,817	$5.05	3.28	3,540,317	$5.07

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $41,662 and $93,287 for the years ended March 31, 2023 and 2022, respectively. At March 31, 2023, there was no future unrecognized warrant expense.

For the years ended March 31, 2023 and 2022, the total stock-based compensation on all instruments was $1,462,768 and $702,896, respectively.

NOTE 12 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2023 and 2022:

	2023	2022
Net operating loss carryforwards	$8,311,000	$6,281,000
Stock compensation	933,000	512,000
Other	118,000	95,000
Total deferred tax assets	9,362,000	6,888,000
Valuation allowance	(9,362,000)	(6,888,000)
Net deferred tax assets	$—	$—

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise principally from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code (“IRC”) should a significant change in ownership occur within a three-year period.

At March 31, 2023 and 2022, respectively, the Company had net operating loss carryforwards of approximately $29,000,000 and $21,900,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $8,311,000 and $6,281,000 as of March 31, 2023 and 2022, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, we concluded not to recognize a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, we have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2023 and 2022 was approximately $2,474,000 and $1,613,000, respectively. The net operating loss carryforwards, if not utilized, generally expire twenty years from the date the loss was incurred, beginning in 2022, and losses incurred after 2019 are carried forward indefinitely and subject to annual limitations for federal and Minnesota purposes.

Of the approximately $29,000,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

Income tax expense (benefit) to the statutory rate of 21% for the years ended March 31, 2023 and 2022 is as follows:

	2023	2022
Tax benefits at statutory rate	21.0%	21.0%
State income tax benefit, net of federal	7.7%	7.7%
	28.7%	28.7%
Valuation allowance	(28.7)%	(28.7)%
Net effective rate	-	-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2023 and 2022, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2020 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 13 – SUBSEQUENT EVENTS

On April 17, 2023, the Company sold 793,585 shares of its common stock in a registered direct offering at a purchase price of $2.75 per share, with the first and second closings on April 17 and 20, 2023, respectively. Net proceeds from the offering were approximately $2,094,000, after deducting offering expenses of $25,305 and fees of $63,456.

