Form 10-Q
period 2023-06-30
PetVivo Holdings, Inc.
filed 2023-08-10
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 10, 2023
Common Stock, $0.001	13,125,887

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2023

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of PetVivo Holdings, Inc. (the “Company”), to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC’), including our Annual Report on Form 10-K for our fiscal year ended March 31, 2023, (“2023 10-K Report”) and risks described in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023 (Unaudited)	March 31, 2023

Assets:
Current Assets
Cash and cash equivalents	$218,978	$475,314
Accounts receivable	47,108	86,689
Inventory, net	406,030	370,283
Prepaid expenses and other assets	344,266	491,694
Total Current Assets	1,016,382	1,423,980

Property and Equipment, net	649,235	630,852

Other Assets:
Operating lease right-of-use	1,369,579	317,981
Trademark and patents, net	36,511	38,649
Security deposit	27,490	27,490
Total Other Assets	1,433,580	384,120
Total Assets	$3,099,197	$2,438,952

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$591,923	$588,713
Accrued expenses	713,772	779,882
Operating lease liability – short term	152,214	78,149
Note payable and accrued interest	7,034	6,936
Total Current Liabilities	1,464,943	1,453,680
Other Liabilities
Note payable and accrued interest (net of current portion)	18,650	20,415
Operating lease liability (net of current portion)	1,217,365	239,832
Total Other Liabilities	1,236,015	260,247
Total Liabilities	2,700,958	1,713,927
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and March 31, 2023	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 11,830,353 and 10,950,220 issued and outstanding at June 30, 2023 and March 31, 2023, respectively	11,831	10,950
Common Stock to be Issued	-	137,500
Additional Paid-In Capital	75,124,014	72,420,604
Accumulated Deficit	(74,737,606)	(71,844,029)
Total Stockholders’ Equity	398,239	725,025
Total Liabilities and Stockholders’ Equity	$3,099,197	$2,438,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2023	June 30, 2022

Revenues	$117,183	$58,174

Cost of Sales	82,269	53,020

Gross Profit	34,914	5,154

Operating Expenses:

Sales and Marketing	941,886	656,569
General and administrative	1,762,798	1,243,022
Research and development	223,807	71,656
Total Operating Expenses	2,928,491	1,971,247

Operating Loss	(2,893,577)	(1,966,093)

Other Income
Interest income	-	665
Total Other Income	-	665

Loss before taxes	(2,893,577)	(1,965,428)

Income Tax Provision	-	-

Net Loss	$(2,893,577)	$(1,965,428)

Net Loss Per Share:
Basic and Diluted	$(0.25)	$(0.20)

Weighted Average Common Shares Outstanding:
Basic and Diluted	11,657,035	9,988,361

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025
Common stock sold	793,585	794	2,092,800	-	(137,500)	1,956,094
Stock issued for services	49,998	50	123,028	-	-	123,078
Stock-based compensation	-	-	413,030	-	-	413,030
Vesting of restricted stock units in lieu of compensation	30,300	31	74,558	-	-	74,589
Vesting of restricted stock units	6,250	6	(6)	-	-	-
Net loss	-	-	-	(2,893,577)	-	(2,893,577)
Balance at June 30, 2023	11,830,353	$11,831	$75,124,014	$(74,737,606)	$-	$398,239

Three Months Ended June 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$5,986,722
Stock-based compensation	-	-	231,231	-	231,231
Net loss	-	-	-	(1,965,428)	(1,965,428)
Balance at June 30, 2022	9,988,361	$9,988	$69,334,386	$(65,091,849)	$4,252,525

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2023	June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(2,893,577)	$(1,965,428)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	413,030	231,231
Depreciation and amortization	31,149	27,553
Investor relations services paid in stock	121,290	45,050
Consulting services paid in stock	123,078	-
Stock issued in lieu of compensation	74,589	-
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses and other current assets	26,138	(2,205)
Decrease (increase) in accounts receivable	39,581	(2,081)
Increase in inventory	(35,747)	(82,561)
(Decrease) increase in accounts payable and accrued expenses	(62,900)	46,742
Net Cash Used In Operating Activities	(2,163,369)	(1,701,699)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(47,394)	(24,897)
Net Cash Used in Investing Activities	(47,394)	(24,897)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from common stock sold	1,956,094	-
Repayments of notes payable	(1,667)	(1,563)
Net Cash Provided by (Used in) Financing Activities	1,954,427	(1,563)

Net Decrease in Cash	(256,336)	(1,728,159)
Cash at Beginning of Period	475,314	6,106,827
Cash at End of Period	$218,978	$4,378,668

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$437	$690
Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Increase to operating lease right of use asset and operating lease liability	$1,081,204	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2023

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment and/or management of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the three months ended June 30, 2023, are not necessarily indicative of results to be expected for the year ending March 31, 2024, or for any other interim period or for any future year. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo, Inc. All intercompany accounts have been eliminated upon consolidation.

(D) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include collectability of accounts receivable, inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments, distributor rebate payable, provision for product returns, right of use lease assets and liabilities and valuation of deferred tax assets.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2023.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At March 31, 2023, the Company did have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consists primarily of amounts due from a distributor (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible. Accordingly, as of June 30, 2023 and March 31, 2023, our allowance for credit losses was zero.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the three months ended June 30, 2023 and 2022, respectively.

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

The Company had 3,546,067 warrants outstanding as of June 30, 2023, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $5.06 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 219,534 restricted stock units outstanding as of June 30, 2023, which are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 1,259,088 stock options outstanding as of June 30, 2023, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options is $2.22 per share. These stock options are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 3,757,484 warrants outstanding as of June 30, 2022, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants was $4.95 per share. These warrants were excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 372,668 restricted stock units outstanding as of June 30, 2022, which were excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 285,073 options outstanding as of June 30, 2022, with varying exercise prices ranging from $1.39 to $2.04 per share. The weighted average exercise price for these options was $1.68 per share. These options were excluded from the weighted average number of shares because they were considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of June 30, 2023. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended June 30, 2023 and 2022, the Company recognized revenue from product sales under the Agreement of $33,790 and $0, respectively. This represents 29% of total revenues for the three-month period ended June 30, 2023.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	June 30, 2023	March 31, 2023
Accounts receivable	$35,568	$81,510
Rebate liability	28,000	28,000
Distribution fee payable	3,964	5,187

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2023 and March 31, 2023, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The valuation of the Company’s note recorded at fair value is determined using Level 3 inputs, which consider (i) time value, (ii) current market, and (iii) contractual prices.

The Company had no assets and liabilities measured at fair value on a recurring basis on June 30, 2023 and March 31, 2023.

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

The fair value of stock options and similar instruments is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

● Expected term of share options and similar instruments: Pursuant to ASC Paragraph 718-10-50-2(f)(2)(i), the expected term of stock options and similar instruments represents the period of time the stock options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and holders’ expected exercise behavior into the fair value (or calculated value) of the instruments. The Company uses historical data to estimate holders’ expected exercise behavior.

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

(P) Stock-Based Compensation

Stock options are valued using the Black-Scholes option-pricing model. The Black Scholes valuation model requires the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, the expected dividend yield, and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 11 – “Stockholders’ Equity”).

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the condensed consolidated financial statements for the three months ended June 30, 2023. The change had no impact on the Company’s financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of June 30, 2023 and March 31, 2023, the Company had inventory of $406,030 and $370,283, respectively.

The inventory components are as follows:

	June 30, 2023	March 31, 2023
Finished Goods	$27,473	$13,159
Work in process	76,011	53,398
Raw materials	302,546	303,726
Total Net	$406,030	$370,283

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2023, the Company had $344,266 in prepaid expenses and other current assets consisting primarily of $83,000 in tradeshows, $70,000 in insurance costs, $57,000 in supplier advances, $47,000 in Nasdaq and FINRA fees, $32,000 in board compensation, and $26,000 in software subscription fees.

As of March 31, 2023 the Company had $491,694 in prepaid expenses and other current assets consisting primarily of $115,000 in investor relations services, $130,000 in insurance costs, $63,000 in Nasdaq and FINRA fees, $56,000 in board compensation, $42,000 in tradeshows, $42,000 in supplier advance, and $19,000 in software subscription fees.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	June 30, 2023	March 31, 2023
Leasehold improvements	$216,159	$216,159
Production equipment	619,773	577,067
R&D equipment	25,184	25,184
Computer equipment and furniture	126,420	121,732
Total, at cost	987,536	940,142
Accumulated depreciation	(338,301)	(309,290)
Total Net	$649,235	$630,852

Depreciation expense was $29,011 and $25,326 for the three months ended June 30, 2023 and 2022, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	June 30, 2023	March 31, 2023
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,859,688)	(3,857,550)
Total net	$36,511	$38,649

During the three months ended June 30, 2023 and 2022, amortization expense was $2,138 and $2,227, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	June 30, 2023	March 31, 2023
Accrued payroll and related taxes	$170,682	$258,978
Accrued expenses	210,852	188,666
Accrued lease termination expense	332,238	332,238

Total	$713,772	$779,882

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2018, the Company had recorded approximately $332,000 as a potential payable to the lessor. This liability remains outstanding as of June 30, 2023 and March 31, 2023.

NOTE 7 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At June 30, 2023 and March 31, 2023, the amount outstanding on the note was $25,684 and $27,351, respectively. At June 30, 2023, the Company classified $7,034 as a current liability and $18,650 in other liabilities. At March 31, 2023, the Company classified $6,936 as a current liability and $20,415 in other liabilities.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended June 30, 2023 and 2022, the Company made contributions to the plan of $12,554 and $6,158, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. We record an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (‘‘ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options is at our discretion and is included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

We classify our leases as buildings, vehicles or computer and office equipment and do not separate lease and nonlease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Condensed Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of June 30, 2023 and March 31, 2023 was $2,294.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of June 30, 2023 and March 31, 2023 was $2,740 and $2,673, respectively.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033 and the Company has a renewal option for a period of five years. The monthly base rent as of June 30, 2023 was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the three months ended June 30, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of June 30, 2023, in addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Operating lease expense for the three months ended June 30, 2023 and 2022, was $70,792 and $35,435, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2023:

2024	$152,410
2025	207,061
2026	211,002
2027	187,717
2028	121,165
2029	114,273
Thereafter	518,517
$1,512,145
Less: amount representing interest	(142,566)
Total	$1,369,579

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 7, 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.6%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,465,000 and corresponding and equal operating lease liabilities for the leases. As of June 30, 2023, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 5.1 years and 3.94%, respectively, are as follows:

Present value of future base rent lease payments	$1,369,579
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,369,579

As of June 30, 2023, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,369,579
Total operating lease assets	1,369,579

Operating lease current liability	152,214
Operating lease other liability	1,217,365
Total operating lease liabilities	$1,369,579

Employment Agreements

The Company has employment agreements with its executive officers. As of June 30, 2023, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses $2,893,577 for the three months ended June 30, 2023, had net cash used in operating activities of $2,163,369 for the same period, and has an accumulated deficit of $74,737,606 on June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

The Company issued convertible debentures of $550,000 on July 27, 2023 and sold shares of its common stock on August 9, 2023 (See Note 12) and management intends to raise additional funds through the offering of its equity securities. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 1,134,235 at June 30, 2023.

Employees, consultants, advisors of the Company (or any subsidiary), and non-employee directors of the Company will be eligible to receive awards under the Amended Plan. In the case of consultants and advisors, however, their services cannot be in connection with the offer and sale of securities in a capital-raising transaction nor directly or indirectly to promote or maintain a market for PetVivo common stock.

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

Awards can be granted for no cash consideration or for any cash and other consideration as determined by the Committee. Awards may provide that upon the grant or exercise thereof, the holder will receive cash, shares of PetVivo common stock, other securities or property, or any combination of these in a single payment, installments, or on a deferred basis. The exercise price per share of any stock option and the grant price of any stock appreciation right may not be less than the fair market value of PetVivo common stock on the date of grant. The term of any award cannot be longer than ten years from the date of grant. Awards will be adjusted in the event of a stock dividend or other distribution, recapitalization, forward or reverse stock split, reorganization, merger or other business combination, or similar corporate transaction, in order to prevent dilution or enlargement of the benefits or potential benefits provided under the Amended Plan.

The Amended Plan permits the following types of awards: stock options, stock appreciation rights, restricted stock awards, restricted stock units, deferred stock units, performance awards, non-employee director awards, other stock-based awards, and dividend equivalents.

Common Stock

For the three months ended June 30, 2023, the Company issued 880,133 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in April 2023 in exchange for proceeds of 2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.
ii)	6,250 shares related to vesting of restricted stock units (“RSUs”), vesting in June 2023;
iii)	30,300 shares related to vesting of restricted stock units (“RSUs”) to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589, based on the closing stock prices on the vesting date with 10,100 shares vesting in April 2023, 10,100 shares vesting in May 2023, and 10,100 shares vesting in June 2023;
iv)	16,666 shares in April 2023 to service providers for consulting services valued at market on the date of grant of $48,581;
v)	16,666 shares in May 2023 to service providers for consulting services valued at market on the date of grant of $40,332;
vi)	16,666 shares in June 2023 to service providers for consulting services valued at market on the date of grant of $34,165.

There were no shares issued during the three months ended June 30, 2022.

The Company has issued shares of common stock to providers of investor relations services which are reported in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Condensed Consolidated Statements of Operations and Cash Flows was $121,290 and $45,050 for the three months ended June 30, 2023 and 2022, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $256,966 and $182,377 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $664,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of one year.

Our time-based restricted stock unit activity for the year ended March 31, 2023 and the three months ended June 30, 2023 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2022	372,668	$4.07	$760,243
Granted	60,600	2.89	-
Vested	(177,184)	3.99	-
Balance at March 31, 2023	256,084	3.85	$643,209
Vested	(36,550)	3.95	-
Balance at June 30, 2023	219,534	$3.83	$432,482

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of seven years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $230,653 and $28,023 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was approximately $1,567,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, we make predictive assumptions regarding future stock price volatility, dividend yield, expected term, and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on a grant date. To date, no dividends on common stock have been paid by us. Expected volatility for grants is based on our average historical volatility over a similar period as the expected term assumption used for our options as the expected volatility. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. We use the “simplified method” to determine the expected term of the stock option grants. We utilize this method because we do not have sufficient public company exercise data in which to make a reasonable estimate.

The following table sets forth the estimated fair values of our stock options granted:

	Three Months Ended	Year Ended
	June 30, 2023	March 31, 2023
Expected term	7 years	7 years
Expected volatility	84.9% - 93.2%	111.7% - 146.9%
Risk-free interest rate	3.46% - 3.89%	2.96% – 4.35%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.56 - $2.15	$1.87 - $2.79

Our stock option activity for the year ended March 31, 2023 and the three months ending June 30, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2022	195,000	1.56	6.9 years	$100,200
Granted	714,849	2.37
Cancelled	(25,000)	2.46
Balance at March 31, 2023	884,849	$2.19	6.3 years	$307,750
Granted	374,239	$2.30
Balance at June 30, 2023	1,259,088	$2.22	6.3 years	$86,300

Options exercisable at June 30, 2023	192,122

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options granted for the year ended March 31, 2023 and the three months ended June 30, 2023 were to employees and directors. The fair value of these options on the date of grant was $1,543,087 and $679,887 for the year ended March 31, 2023 and the three months ended June 30, 2023, respectively.

Options exercisable at June 30, 2023 had exercise prices ranging from $1.39 to $2.79.

The following summarizes additional information about our stock options:

	Three Months Ended	Year Ended
	June 30, 2023	Mar 31, 2023
Number of:
Non-vested options, beginning of period	709,394	195,000
Non -vested options, end of period	1,066,966	709,394
Vested options, end of period	192,122	175,455

	Three Months Ended	Year Ended
	June 30, 2023	Mar 31, 2023
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$2.23	$1.56
Non-vested options, end of period	$2.26	$2.23
Vested options, end of period	$1.99	$2.01
Forfeited options, during the period	$-	$-

Warrants

During the three months ended June 30, 2023 and 2022, no warrants were issued.

A summary of warrant activity for the year ended March 31, 2023 and the three months ended June 30, 2023 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	(1.36)
Expired	(146,003)	(3.70)
Outstanding, March 31, 2023	3,562,817	5.05	3,540,317	5.07
Expired	(16,750)	(4.18)
Outstanding, June 30, 2023	3,546,067	$5.06	3,523,567	$5.08

On June 30, 2023, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	347,073	$1.35	3.18	347,073	$1.35

2.01-4.00	155,438	2.22	1.34	132,938	2.22

4.01-5.63	3,043,556	5.63	3.11	3,043,556	5.63

Total	3,546,067	$5.06	3.04	3,523,567	$5.08

Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for warrants was $0 and $20,831 for the three months ended June 30, 2023 and 2022, respectively. At June 30, 2023, there was no future unrecognized warrant expense.

For the three months ended June 30, 2023 and 2022, the total stock-based compensation on all instruments was $413,030 and $231,231, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company sold $550,000 of convertible debentures on July 27, 2023 in a private offering. On August 9, 2023, the Company sold 1,200,002 shares of common stock in a registered direct offering to two accredited investors (“Investors”) at a price of $1.50 per share. (“Registere Offering”). In a concurrent private offering (“Private Offering, and together with the Registered Offering the “Offering”), the Company issued an aggregate of 1,200,002 warrants (“Private Warrants”) to the Investors for no additional consideration. The Private Warrants have an exercise price of $2.00 per share, will be exercisable for cash six (6) months after the issuance date and will expire three years following the initial exercise date. Net proceeds from the offering were approximately $1,775,000 after deducting offering expenses of $25,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of products for the treatment of animals. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes, and methods of use. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

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

The Company’s initial product, Spryng™, and its pipeline products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin, and proteoglycans such as heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g PLA, PLGA, and the like), polyacrylamides, and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary protein-based biomaterials are similar to the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Our initial product, Spryng™, is a veterinary medical device designed to help reinforce and/or augment articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in horses and companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and/or augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses, and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney, and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng™ with OsteoCushion™ technology addresses the affliction, loss of synovial fluid, and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best of our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng™-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

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

We also have a pipeline of therapeutic devices for both veterinary and human clinical applications. Some such devices may be regulated by the FDA or other equivalent regulatory agencies, including but not limited to the Center for Veterinary Medicine (“CVM”). We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company’s vast proprietary product pipeline, the Company may establish strategic out-licensing partnerships to provide secondary revenues.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our 2023 10-K Report and the condensed consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2023 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to pursue our current plans to commercialize our initial product, Spryng™.

RESULTS OF OPERATIONS

	For the Three Months Ended
	June 30, 2023	June 30, 2022
Revenues	$117,183	$58,174

Cost of Sales	82,269	53,020

Total Operating Expenses	2,928,491	1,971,247

Total Other Income	-	665

Net Loss	$(2,893,577)	$(1,965,428)

Net loss per share - basic and diluted	$(0.25)	$(0.20)

For The Three Months Ended June 30, 2023 Compared to The Three Months Ended June 30, 2022

Total Revenues. Revenues were $117,183 and $58,174 for three months ended June 30, 2023 and 2022, respectively. Revenues in the three months ended June 30, 2023 consist of sales of our Spryng™ products to our Distributor of $33,790 and to veterinary clinics in the amount of $83,393. In the three months ended June 30, 2022, our revenues of $58,174 consisted entirely of sales to veterinary clinics. The increase in our revenues in the three months ended June 30, 2023, compared to the three months ended June 30, 2022, is due to sales to our Distributor pursuant to our Distribution Agreement and increased sales to veterinary clinics.

Cost of Sales. Cost of sales were $82,269 and $53,020 for the three months ended June 30, 2023 and 2022, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. The increase in cost of sales in the three months ended June 30, 2023 is due to the increased sales to our Distributor pursuant to our Distribution Agreement and increased sales to veterinary clinics.

Operating Expenses. Operating expenses were $2,928,491 and $1,971,247 for the three months ended June 30, 2023 and 2022, respectively. The increase is primarily due to increased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative (“G&A”) expenses were $1,762,798 and $1,243,022 for the three months ended June 30, 2023 and 2022, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $941,886 and $656,569 for the three months ended June 30, 2023 and 2022, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $223,807 and $71,656 for the three months ended June 30, 2023 and 2022, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $2,893,577 and $1,966,093 for the three months ended June 30, 2023 and 2022, respectively. The increase was related to the costs to support the launch of Spryng™.

Other Income. Other income was $0 for the three months ended June 30, 2023 as compared to other income of $665 for the three months ended June 30, 2022. Other income in 2022 consisted of net interest income.

Net Loss. Our net loss for the three months ended June 30, 2023 was $2,893,577 or ($0.25) per share as compared to a net loss of $1,965,428 or ($0.20) per share for the three months ended June 30, 2022. The increase was related to the costs to support the launch of Spryng™. The weighted average number of shares outstanding was 11,657,035 compared to 9,988,361 for the three months ended June 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2023, our current assets were $1,016,382, including $218,978 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,464,943 including $1,305,695 of accounts payable and accrued expenses. Our working capital deficit as of June 30, 2023 was $448,561. On July 27, 2023, the Company raised $550,000 through the sale of convertible debentures in a private offering to three accredited investors. On August 9, 2023, the Company sold 1,200,002 shares of common stock in a registered direct offering to two accredited investors (“Investors”) at a price of $1.50 per share (“Registered Offering”). In a concurrent private offering (“Private Offering, and together with the Registered Offering, the “Offering”), the Company issued an aggregate of 1,200,002 warrants (“Private Warrants”) to the Investors for no additional consideration. The Private Warrants have an exercise price of $2.00 per share, will be exercisable for cash six (6) months after the issuance date and will expire three years following the initial exercise date. Net proceeds from the Offering were approximately $1,775,000 after deducting offering expenses of $25,000.

The Company has continued to realize losses from operations. As a result of our sale of convertible debentures in the amount of $550,000 and proceeds of $1,775,000 from the sale of common stock, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next three months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $2,163,369 of net cash in operating activities for the three months ended June 30, 2023. This cash used in operating activities was primarily attributable to our net loss of $2,893,577, partially offset by stock-based compensation expense of $413,030, consulting services paid in stock of $123,078, and stock issued for investor relations services of $121,290.

Net Cash Used in Investing Activities – We used $47,394 of net cash in investing activities for the three months ended June 30, 2023, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2023, we provided net cash of $1,956,094 from the sale of common stock offset by $1,667 in repayments of note payable.

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

At June 30, 2023, the Company’s inventory had a carrying value of $406,030 and was broken down into $27,473 of finished goods, $76,011 of work in process, and $302,546 in raw materials.

At March 31, 2023, the Company’s inventory had a carrying value of $370,283 and was broken down into $13,159 of finished goods, $53,398 of work in process, and $303,726 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of June 30, 2023, we are obligated on a note and accrued interest of $25,684.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2023, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our March 31, 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital deficit at June 30, 2023 was $448,561. On July 27, 2023, the Company raised $550,000 through the sale of convertible debentures in a private offering to three accredited investors. On August 9, 2023, the Company sold 1,200,002 shares of common stock at a price of $1.50 per share in a Registered Direct Offering to the Investors. In a concurrent Private Offering, the Company issued an aggregate of 1,200,002 Private Warrants to the Investors. Net proceeds from this Offering were approximately $1,775,000 after deducting offering expenses of $25,000. We believe the proceeds from this private offering and sale of common stock are sufficient to fund operations for the next three months (see Liquidity and Capital Resources above).

We have continued to realize losses from operations. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

There were no significant changes in our internal control over financial reporting in the first quarter of our fiscal year ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 9. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information regarding legal contingencies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2023. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 1, 2023, the Company entered into a services agreement with a consultant for a 12 month period. On the first day of April, May, and June, 2023, the Company issued 16,666 shares of its restricted common stock (for an aggregate of 49,998 shares) to the consultant for services rendered to the Company, which shares were valued at $48,581, $40,332, and $34,165, respectively.

On the first day of April, May, and June 2023, the Company issued 10,100 shares of its restricted common stock, for an aggregate of 30,300 shares, to its CEO in lieu of compensation for the three months valued at $74,589.

In April, May, and June 2023, the Company granted options to purchase an aggregate of 374,239 shares of our common stock under the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Plan (“Amended Plan”) to 13 employees and 1 director. The exercise price of these options was the closing price of the Company’s common stock on the date of the grant, which ranged from $2.02 per share to $2.74 per share. The Employee options vest over a period of three years, with the first tranche vesting on the anniversary of the grant date. The employee options expire on the earlier of the date on which the employee’s service with the Company is terminated or seven years after the grant date.

On April 14, 2023, the Company made an initial grant of options to a new director to purchase 10,000 shares of the Company’s common stock. The options have an exercise price equal to $2.74, the closing price of the Company’s common stock on the date of grant, and the term is for seven years from the grant date. The options will vest on April 13, 2024, subject to continued service by the director through the vesting date. The new director also received a grant of options to purchase 10,239 shares at an exercise price of $2.74 per share, which represents his pro-rata compensation for serving as a Board member for the period between April 14, 2023 and September 30, 2023. The options vest on the earlier of (i) September 30, 2023, or (ii) the day immediately preceding the Company’s next annual meeting of stockholders following the grant date.

In June 2023, the Company issued 6,250 shares of common stock upon the vesting of restricted stock unit issued to two employees.

All of the transactions described above were exempt from registration in reliance on Section 4(a)(2) of the Securities Act of 1933, as amended, as a transaction by an issuer not involving a public offering. The consultants in these transactions represented their intention to acquire these securities for investment only and not with a view to offer or sell, in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and instruments issued in such transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement dated April 17, 2023 between PetVivo Holding Company, Inc. and investors (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2023).

10.2	Finder’s Fee Agreement dated March 28, 2023, between PetVivo Holdings, Inc. and Bancroft Capital, LLC (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2023).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

** Filed herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 10, 2023	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

August 10, 2023	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

