Form 10-Q
period 2023-09-30
PetVivo Holdings, Inc.
filed 2023-11-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 13, 2023
Common Stock, $0.001	14,468,313

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2023 (Unaudited)	March 31, 2023

Assets:
Current Assets
Cash and cash equivalents	$55,254	$475,314
Accounts receivable	155,888	86,689
Inventory	434,080	370,283
Prepaid expenses and other assets	1,370,604	491,694
Total Current Assets	2,015,826	1,423,980

Property and Equipment, net	665,381	630,852

Other Assets:
Operating lease right-of-use asset	1,318,666	317,981
Patents and trademarks, net	34,374	38,649
Security deposit	27,490	27,490
Total Other Assets	1,380,530	384,120
Total Assets	$4,061,737	$2,438,952

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$912,040	$588,713
Accrued expenses	818,357	779,882
Operating lease liability – short term	177,773	78,149
Note payable and accrued interest	7,139	6,936
Total Current Liabilities	1,915,309	1,453,680
Non-Current Liabilities
Note payable and accrued interest (net of current portion)	16,856	20,415
Operating lease liability (net of current portion)	1,140,893	239,832
Total Non-Current Liabilities	1,157,749	260,247
Total Liabilities	3,073,058	1,713,927
Commitments and Contingencies (see Note 9)
Stockholders’ Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and March 31, 2023	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 13,841,731 and 10,950,220 issued and outstanding at September 30, 2023 and March 31, 2023, respectively	13,842	10,950
Common Stock to be Issued	-	137,500
Additional Paid-In Capital	79,373,596	72,420,604
Accumulated Deficit	(78,398,759)	(71,844,029)
Total Stockholders’ Equity	988,679	725,025
Total Liabilities and Stockholders’ Equity	$4,061,737	$2,438,952

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues	$207,366	$223,280	$324,549	$281,454

Cost of Sales	140,913	148,159	223,182	201,179
Gross Profit	66,453	75,121	101,367	80,275

Operating Expenses:

Sales and Marketing	1,078,725	867,985	2,020,611	1,524,554
Research and Development	240,281	140,384	464,088	212,040
General and Administrative	1,691,790	1,186,320	3,454,588	2,429,342

Total Operating Expenses	3,010,796	2,194,689	5,939,287	4,165,936

Operating Loss	(2,944,343)	(2,119,568)	(5,837,920)	(4,085,661)

Other (Expense) Income
Loss on Extinguishment of Debt	(534,366)	-	(534,366)	-
Settlement Expense	(180,000)	-	(180,000)	-
Interest (Expense) Income	(2,444)	7,979	(2,444)	8,644

Total Other (Expense) Income	(716,810)	7,979	(716,810)	8,644
	-	-	-	-
Loss before taxes	(3,661,153)	(2,111,589)	(6,554,730)	(4,077,017)

Income Tax Provision	-	-	-	-

Net Loss	$(3,661,153)	$(2,111,589)	$(6,554,730)	$(4,077,017)

Net Loss Per Share:
Basic and Diluted	$(0.28)	$(0.21)	$(0.53)	$(0.41)

Weighted Average Common Shares Outstanding:
Basic and Diluted	12,987,641	10,053,463	12,325,973	10,021,090

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended September 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025
Common stock sold	793,585	794	2,092,800	-	(137,500)	1,956,094
Stock issued for services	49,998	50	123,028	-	-	123,078
Stock-based compensation	-	-	413,030	-	-	413,030
Vesting of restricted stock units in lieu of compensation	30,300	31	74,558	-	-	74,589
Vesting of restricted stock units	6,250	6	(6)	-	-	-
Net loss	-	-	-	(2,893,577)	-	(2,893,577)
Balance at June 30, 2023	11,830,353	$11,831	$75,124,014	$(74,737,606)	$-	$398,239
Common stock and warrants sold	1,200,002	1,200	1,774,582	-	-	1,775,782
Stock issued for services	349,498	350	740,628	-	-	740,978
Conversion of debt and interest to common stock	385,000	385	577,115	-	-	577,500
Value of stock and warrants issued on extinguishment of debt	-	-	509,310	-	-	509,310
Cashless warrant exercise	34,678	34	(34)	-	-	-
Vesting of restricted stock units in lieu of compensation	20,200	20	40,986	-	-	41,006
Vesting of restricted stock units	22,000	22	(22)	-	-	-
Stock-based compensation	-	-	607,017	-	-	607,017
Net loss	-	-	-	(3,661,153)	-	(3,661,153)
Balance at September 30, 2023	13,841,731	$13,842	$79,373,596	$(78,398,759)	$-	$988,679

Three and Six Months Ended September 30, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$5,986,722

Stock-based compensation	-	-	231,231	-	231,231
Net loss	-	-	-	(1,965,428)	(1,965,428)
Balance at June 30, 2022	9,988,361	$9,988	$69,334,386	$(65,091,849)	$4,252,525
Cash paid to exercise warrants	48,664	49	66,509	-	66,558
Vesting of restricted stock units	33,250	33	(33)	-	-
Stock issued for services	25,000	25	49,895	-	49,920
Stock-based compensation	-	-	305,971	-	305,971
Net loss	-	-	-	(2,111,589)	(2,111,589)
Balance at September 30, 2022	10,095,275	$10,095	$69,756,728	$(67,203,438)	$2,563,385

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2023	September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(6,554,730)	$(4,077,017)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,020,047	537,202
Depreciation and amortization	63,364	58,510
Investor relations services paid in stock	165,810	150,050
Consulting services paid in stock	237,516	16,064
Stock issued in lieu of compensation	115,595	-
Loss on extinguishment of debt	534,366	-
Interest on convertible debentures	2,444	-
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other current assets	(418,180)	(180,658)
Increase in accounts receivable	(69,199)	(126,546)
Increase in inventory	(63,797)	(206,654)
Increase in accounts payable and accrued expenses	361,802	79,468
Net Cash Used In Operating Activities	(4,604,962)	(3,749,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(93,618)	(83,566)
Net Cash Used in Investing Activities	(93,618)	(83,566)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	3,731,876	-
Proceeds from issuance of convertible debentures	550,000	-
Proceeds from exercise of warrants	-	66,558
Repayments of notes payable	(3,356)	(3,145)
Net Cash Provided by (Used in) Financing Activities	4,278,520	63,413

Net Decrease in Cash	(420,060)	(3,769,734)
Cash at Beginning of Period	475,314	6,106,827
Cash at End of Period	$55,254	$2,337,093

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$846	$2,022
Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Convertible debentures and accrued interest converted to common stock	$577,500	$-
Stock granted for consulting services	$626,540	$49,920
Increase to operating lease right of use asset and operating lease liability	$1,081,204	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

PetVivo Holdings, Inc.

Condensed Notes to Financial Statements

September 30, 2023

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment and/or management of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of twenty patents protects the Company’s biomaterials, products, production processes and methods of use. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the three and six months ended September 30, 2023, are not necessarily indicative of results to be expected for the year ending March 31, 2024, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2023.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At September 30, 2023, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consists primarily of amounts due from a distributor (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable as well as a forecast of projected credit losses. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable since all receivables to date have been collected. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible. Accordingly, as of September 30, 2023 and March 31, 2023, our allowance for credit losses was zero.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the three and six months ended September 30, 2023 and 2022, respectively.

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

The Company had 5,447,485 warrants outstanding as of September 30, 2023, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $4.04 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 177,334 restricted stock units outstanding as of September 30, 2023, which are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 1,354,088 stock options outstanding as of September 30, 2023, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options is $2.20 per share. These stock options are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 3,686,320 warrants outstanding as of September 30, 2022, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants was $5.02 per share. These warrants were excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 339,418 restricted stock units outstanding as of September 30, 2022, which were excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 393,789 options outstanding as of September 30, 2022, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options was $1.91 per share. These options were excluded from the weighted average number of shares because they were considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of September 30, 2023. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended September 30, 2023 and 2022, the Company recognized revenue from product sales under the Agreement of $143,606 and $118,264, respectively. This represents 69% and 53% of total revenues for the three months ended September 30, 2023 and 2022, respectively.

For the six months ended September 30, 2023 and 2022, the Company recognized revenue from product sales under the Agreement of $177,395 and $118,264, respectively. This represents 55% and 42% of total revenues for the six months ended September 30, 2023 and 2022, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	September 30, 2023	March 31, 2023
Accounts receivable	$151,164	$81,510
Rebate liability	35,000	28,000
Distribution fee payable	12,152	5,187

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2023 and March 31, 2023, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis on September 30, 2023 and March 31, 2023.

(O) Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation”‘ which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on grant-date fair value of the award. The Company has elected to recognized forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

(P) Income Taxes

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as accounts receivable, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the consolidated financial statements for the six months ended September 30, 2023. The change had no impact on the Company’s financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of September 30, 2023 and March 31, 2023, the Company had inventory of $434,080 and $370,283, respectively.

The inventory components are as follows:

	September 30, 2023	March 31, 2023
Finished Goods	$17,428	$13,159
Work in process	34,093	53,398
Raw materials	382,559	303,726
Total	$434,080	$370,283

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2023, the Company had $1,370,604 in prepaid expenses and other current assets consisting primarily of $785,000 in deferred consulting fees, $45,000 in investor relations costs, $292,000 in insurance costs, $91,000 in tradeshows, $33,000 in Nasdaq and FINRA fees, $37,000 in deferred issuance costs, $32,000 in software subscription fees, and $25,000 in rent.

The deferred consulting fees totaling $785,000 consist of $537,500 of common stock issued and cash of $247,500 related to one consulting agreement. In October 2023, the consulting agreement was terminated and all the common stock that was issued and the cash that was paid was returned to the Company.

As of March 31, 2023, the Company had $491,694 in prepaid expenses and other current assets consisting primarily of $115,000 in investor relations services, $130,000 in insurance costs, $63,000 in Nasdaq and FINRA fees, $56,000 in board compensation, $42,000 in tradeshows, $42,000 in supplier advance, and $19,000 in software subscription fees.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	September 30, 2023	March 31, 2023
Leasehold improvements	$232,319	$216,159
Production equipment	631,441	577,067
R&D equipment	25,184	25,184
Computer equipment and furniture	144,816	121,732
Total, at cost	1,033,760	940,142
Accumulated depreciation	(368,379)	(309,290))
Total Net	$665,381	$630,852

Depreciation expense was $30,078 and $28,719 for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was $59,089 and $54,044 for the six months ended September 30, 2023 and 2022, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	September 30, 2023	March 31, 2023
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,861,825)	(3,857,550)
Total net	$34,374	$38,649

Amortization expense was $2,137 and $2,227 for the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $4,275 and $4,466 for the six months ended September 30, 2023 and 2022, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	September 30, 2023	March 31, 2023
Accrued payroll and related taxes	$290,619	$258,978
Accrued expenses	195,500	188,666
Accrued lease termination expense	332,238	332,238

Total	$818,357	$779,882

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2018, the Company had recorded approximately $332,000 as a potential payable to the lessor. This liability remains outstanding as of September 30, 2023 and March 31, 2023.

NOTE 7 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At September 30, 2023 and March 31, 2023, the amount outstanding on the note was $23,995 and $27,351, respectively. At September 30, 2023, the Company classified $7,139 as a current liability and $16,856 in other liabilities. At March 31, 2023, the Company classified $6,936 as a current liability and $20,415 in other liabilities.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended September 30, 2023 and 2022, the Company made contributions to the plan of $12,854 and $8,183, respectively. For the six months ended September 30, 2023 and 2022, the Company made contributions to the plan of $25,408 and $14,341, respectively.

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

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of September 30, 2023 and March 31, 2023 was $2,294.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of September 30, 2023 and March 31, 2023 was $2,740 and $2,673, respectively.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033 and the Company has a renewal option for a period of five years. The monthly base rent as of September 30, 2023 was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the six months ended September 30, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of September 30, 2023, in addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Operating lease expense for the three months ended September 30, 2023 and 2022, was $104,473 and $51,994, respectively. Operating lease expense for the six months ended September 30, 2023 and 2022 was $175,265 and $101,954, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2023:

2024	$101,668
2025	207,061
2026	211,002
2027	187,717
2028	114,410
2029	114,273
Thereafter	518,517
1,454,648
Less: amount representing interest	(135,982)
Total	$1,318,666

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.6%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,465,000 and corresponding and equal operating lease liabilities for the leases. As of September 30, 2023, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 4.8 years and 4.11%, respectively, are as follows:

Present value of future base rent lease payments	$1,318,666
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,318,666

As of September 30, 2023, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,318,666
Total operating lease assets	1,318,666

Operating lease current liability	177,773
Operating lease non-current liability	1,140,893
Total operating lease liabilities	$1,318,666

Employment Agreements

The Company has employment agreements with its executive officers. As of September 30, 2023, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

Legal Proceedings

David Masters, a former employee, board member, and consultant to the Company, has threatened to file suit against the Company to recover in excess of $2 million. Masters’ threatened litigation relates to allegations that the Company promised him additional compensation, shares, warrants, and future employment while he was associated with the Company. The Company mediated these claims with Masters in 2022 and executed a mediated settlement agreement resolving these claims for a one-time payment of $180,000, to be effective upon execution of a long form agreement containing these and other settlement terms. The parties appointed the mediator as arbitrator to resolve any disputes arising during the drafting of the long form agreement on commercially reasonable terms. In early 2023, Masters commenced arbitration to have certain terms in the long form agreement decided. The arbitrator issued an award setting the final terms of the agreement. Soon thereafter, Masters refused to execute the long form agreement set by the arbitrator; terminated the law firm representing him in the mediation, negotiations, and arbitration; suggested that the arbitration award was tainted by a conflict of interest; and threatened the claims set forth above.

In September 2023, Masters executed the long-term agreement and the Company recorded a settlement expense of $180,000. The settlement was paid in October 2023.

NOTE 10 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $6,554,730 for the six months ended September 30, 2023, had net cash used in operating activities of $4,604,962 for the same period, and has an accumulated deficit of $78,398,759 on September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

The Company raised an aggregate of $1,070,000 in October and on November 6, 2023 from (i) the sale of 725,000 shares pursuant to its ATM Sales Agreement dated August 23, 2023 between the Company and ThinkEquity LLC and facilities and (ii) in a private offering to accredited investors. Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 1,039,235 at September 30, 2023.

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

Convertible Debentures

On July 27, 2023, the Company issued convertible promissory notes (“Convertible Debentures”) in the aggregate amount of $550,000 to three accredited investors pursuant to debenture subscription agreements (“Debenture Subscription Agreement”). The Convertible Debentures mature on January 26, 2024 (the “Maturity Date”), bear interest at a rate of 10% per annum and automatically convert into shares of the Company’s common stock on the earlier of (i) the Maturity Date or (ii) upon the occurrence of certain events prior to the Maturity Date, including, without limitation, the sale of common stock of at least $2 million.

On August 11, 2023, the Company entered into Convertible Debenture Conversion Agreements (“Conversion Agreements”) with the three debenture holders (“Debenture Holders”). Pursuant to the Conversion Agreements, each Debenture Holder agreed to voluntarily and immediately convert the outstanding balance on their Convertible Debenture into shares of the Company’s common stock prior to January 26, 2024, the maturity date of the Convertible Debentures, provided that the Company adjust the original conversion rate to one share of the Company’s common stock for each $1.50 of principal (reduced from $1.60 in the Convertible Debenture) and pay an amount equal to six months of interest (the “New Conversion Rate”) and grant warrants to the Debenture Holders providing each Debenture Holder with the right to purchase the number of shares of the Company’s common stock issued to the Debenture Holder in the conversion. The Debenture Holders converted $550,000 in Convertible Debentures and accrued interest of $27,500 into 385,000 shares of the Company’s common stock and warrants (“Warrants”) to purchase an aggregate of 385,000 shares of the Company’s common stock. The Warrants are exercisable any time on or after February 5, 2024 and prior to August 10, 2026 at an exercise price of $2.00 per share.

As a result of the inducement to the Debenture Holders to voluntarily convert the outstanding balance of their Convertible Debentures prior to their maturity date, the Company recognized a loss on extinguishment of debt of $534,366. The loss is comprised of the value of the warrants issued of $463,476, as determined by the Black Scholes model; the value of additional shares issued of $45,834 as a result of the lower conversion rate to one share of the Company’s common stock issued and the additional interest of $25,056 which is the amount of interest credited to the Debenture Holders over the actual interest earned of $2,444.

Sale of Common Stock

On August 4, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with two accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a registered direct offering (the “Registered Offering”) 1,200,002 shares (“Registered Shares”) of the Company’s common stock (the “Common Stock”) at a price of $1.50 per share. Under the Purchase Agreements, the Company also agreed to issue and sell to the Investors in a concurrent private placement (the “Private Placement,” and together with the Registered Offering, the “Offering”) warrants to purchase an aggregate of 1,200,002 shares of Common Stock (the “Warrants”). Net proceeds from the Registered Offering were $1,775,782, after deducting offering expenses of $24,218. The net proceeds were allocated between the common stock and warrants based on the relative fair values which were $502,417 and $1,273,365, respectively. The Warrants are exercisable any time on or after February 5, 2024 and prior to August 10, 2026 at an exercise price of $2.00 per share.

Common Stock

For the six months ended September 30, 2023, the Company issued 2,891,511 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in a registered direct offering which closed in April 2023 in exchange for proceeds of $2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.
ii)	6,250 shares related to vesting of restricted stock units (“RSUs”), vesting in June 2023;
iii)	30,300 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589, based on the closing stock prices on the vesting date with 10,100 shares vesting in April 2023, 10,100 shares vesting in May 2023, and 10,100 shares vesting in June 2023;
iv)	16,666 shares in April 2023 to service providers for consulting services valued at market on the date of grant of $48,581;
v)	16,666 shares in May 2023 to service providers for consulting services valued at market on the date of grant of $40,332;
vi)	16,666 shares in June 2023 to service providers for consulting services valued at market on the date of grant of $34,165;
vii)	16,666 shares in July 2023 to service providers for consulting services valued at market on the date of grant of $35,332;
viii)	42,000 shares in July 2023 to a service provider for consulting services valued at market on the date of grant of $89,040;
ix)	1,200,002 shares in connection with the sale of stock in August 2023 in exchange for proceeds of $1,775,782 net of offering costs of $24,218, at a price of $1.50 per share;
x)	385,000 shares in connection with the conversion of the Convertible Debentures in August 2023 totaling $577,500 including $27,500 of accrued interest at a price of $1.50 per share;
xi)	12,212 shares in August 2023 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 22,500 shares of common stock at a strike price of $1.33 per share;
xii)	16,666 shares in August 2023 to service providers for consulting services valued at market on the date of grant of $32,332;

xiii)	250,000 shares in August 2023 to a service provider for consulting services valued at market on the date of grant of $537,500;
xiv)	22,000 shares related to vesting of RSUs in August 2023;
xv) xvi)

20,200 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued at $41,006, based on the closing stock prices on the vesting date with 10,100 shares vesting in July 2023 and 10,100 shares vesting in August 2023;

16,666 shares in September 2023 to service providers for consulting services valued at market on the date of grant of $31,999;

xvii)	7,500 shares in September 2023 to a service provider for consulting services valued at market on the date of grant of $14,775; and
xviii)	22,466 shares in September 2023 pursuant to a warrant holder’s cashless exercise of warrants for purchase of 41,084 shares of common stock at a weighted average strike price of $1.35 per share;

For the six months ended September 30, 2022, the Company issued 106,914 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;
ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370;
iii)	25,000 shares in August 2022 to service providers for consulting services valued at $49,920; and
iv)	33,250 shares related to vesting of RSUs.

The Company has issued shares of common stock to providers of investor relations services which are reported in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Condensed Consolidated Statements of Operations and Cash Flows was $44,520 and $105,000 for the three months ended September 30, 2023 and 2022, respectively, and $165,810 and $150,050 for the six months ended September 30, 2023 and 2022, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $223,383 and $182,377 for the three months ended September 30, 2023 and 2022, respectively, and $480,349 and $364,754 for the six months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $441,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of nine months.

Our time-based restricted stock unit activity for the year ended March 31, 2023 and the six months ended September 30, 2023 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2022	372,668	$4.07	$760,243
Granted	60,600	2.89	-
Vested	(177,184)	3.99	-
Balance at March 31, 2023	256,084	3.85	643,209
Vested	(78,750)	3.47	-
Balance at September 30, 2023	177,334	$4.01	$326,295

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of seven years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $278,470 and $102,763 for the three months ended September 30, 2023 and 2022, respectively, and $509,123 and $130,786 for the six months ended September 30, 2023 and 2022, respectively. At September 30, 2023, there was approximately $1,267,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.9 years.

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

The following table sets forth the estimated fair values of our stock options granted:

	Six Months Ended	Year Ended
	September 30, 2023	March 31, 2023
Expected term	7 years	7 years
Expected volatility	75.9% - 93.2%	111.7% - 146.9%
Risk-free interest rate	3.46% - 4.48%	2.96% – 4.35%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.35 - $2.22	$1.87 - $2.79

Our stock option activity for the year ended March 31, 2023 and the six months ended September 30, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200
Granted	714,849	2.37
Cancelled	(25,000)	2.46
Balance at March 31, 2023	884,849	2.19	6.3 years	307,750
Granted	469,239	2.22
Balance at September 30, 2023	1,354,088	$2.20	6.1 years	$60,450

Options exercisable at September 30, 2023	364,417

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options granted for the year ended March 31, 2023 and the six months ended September 30, 2023 were to employees and directors. The fair value of these options on the date of grant was $1,543,087 and $814,430 for the year ended March 31, 2023 and the six months ended September 30, 2023, respectively.

Options exercisable at September 30, 2023 had exercise prices ranging from $1.39 to $2.79.

The following summarizes additional information about our stock options:

	Six Months Ended	Year Ended
	September 30, 2023	Mar 31, 2023
Number of:
Non-vested options, beginning of period	709,394	195,000
Non-vested options, end of period	989,671	709,394
Vested options, end of period	364,417	175,455

	Six Months Ended	Year Ended
	September 30, 2023	Mar 31, 2023
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$2.23	$1.56
Non-vested options, end of period	$2.18	$2.23
Vested options, end of period	$2.26	$2.01
Forfeited options, during the period	$-	$-

Warrants

During the six months ended September 30, 2023 the Company issued warrants to purchase an aggregate of 1,965,002 shares of common stock as follows:

i)	1,200,002 warrants in August 2023 in connection with the sale of stock in the Registered Offering valued at $1,273,365;
ii)	385,000 warrants in August 2023 in connection with the conversion of convertible debentures to common stock valued at $463,476;
iii)	300,000 warrants in August 2023 to service providers valued at $234,741; and
iv)	80,000 warrants in August 2023 to service providers valued at $87,485.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Six Months Ended
September 30, 2023
Stock price on valuation date	$2.00 - $2.15
Exercise price	$2.00 -$2.75
Term (years)	2.0 – 3.0
Volatility	78.0% - 80.1%
Risk-free rate	4.41% - 4.64%

A summary of warrant activity for the year ended March 31, 2023 and the six months ended September 30, 2023 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	(1.36)
Expired	(146,003)	(3.70)
Outstanding, March 31, 2023	3,562,817	5.05	3,540,317	5.07
Granted and issued	1,965,002	2.13
Cashless warrant exercises	(63,584)	(1.34)
Expired	(16,750)	(4.18)
Outstanding, September 30, 2023	5,447,485	$4.04	3,673,315	$5.00

On September 30, 2023, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	1,868,491	$1.90	2.91	283,489	$1.35

2.01-4.00	535,438	2.54	1.73	346,270	2.46

4.01-5.63	3,043,556	5.63	2.86	3,043,556	5.63

Total	5,447,485	$4.04	2.77	3,673,315	$5.00

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $146,170 and $20,831 for the three months ended September 30, 2023 and 2022, respectively, and $146,170 and $41,662 for the six months ended September 30, 2023 and 2022, respectively.

It is expected that the Company will recognize expense after September 30, 2023 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of September 30, 2023 of approximately $176,000 over the next nine months.

For the three months ended September 30, 2023 and 2022, the total stock-based compensation on all instruments was $648,023 and $305,971, respectively. For the six months ended September 30, 2023 and 2022, the total stock-based compensation on all instruments was $1,135,642 and $537,202, respectively.

NOTE 12 – SUBSEQUENT EVENTS

The Company raised an aggregate of $1,070,000 in October and on November 6, 2023 from the sale of 725,000 shares pursuant to its ATM Sales Agreement with ThinkEquity LLC and in a private offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of products for the treatment of animals. A portfolio of twenty patents protects the Company’s biomaterials, products, production processes, and methods of use. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

The Company was incorporated in March 2009 under Nevada law under a different name. The Company operates as one segment from its corporate headquarters in Edina, Minnesota.

CURRENT BUSINESS OPERATIONS

The Company is primarily engaged in the business of commercializing and licensing products in the veterinary market to treat and/or manage afflictions of companion animals such as cats, dogs and horses. Most of our technology was developed for human biomedical applications, and we intend to leverage the investments already expended in their development to commercialize treatments for horses and companion animals in a capital and time-efficient way.

The Company’s initial product, Spryng™, and its pipeline products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin, and proteoglycans such as heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g. PLA, PLGA, and the like), polyacrylamides, and other “natural” biomaterials that may lack the multiple building-block proteins incorporated into our biomaterials. These proprietary protein-based biomaterials are similar to the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Spryng™, is a veterinary medical device designed to integrate with the synovial fluid before adsorbing onto the synovial membrane and subsequently being integrated into the subsynovial tissue. Such action assists in the management of lameness and other joint related afflictions, such as osteoarthritis, in horses and companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and promote restoration of proper joint mechanics. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness in promoting restoration of proper joint mechanics by incorporating with the joint’s synovial fluid and ultimately adsorbing onto the synovial lining wherein they integrate with the subsynovial tissue.

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 21 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses, and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney, and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng™ with OsteoCushion™ technology addresses the affliction, loss of synovial fluid, and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best of our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng™ administered dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

We believe Spryng™ is an optimal solution to safely improve joint function in animals for several reasons:

●	Spryng™ addresses the underlying problems which relate to deterioration of cartilage causing bones to contact each other and a lack of synovial fluid. Spryng™ provides biocompatible lubricious, viscosolid microparticles to the joint, which adsorbs onto the synovial membrane and subsequently integrates into the subsynovial tissue to promote restoration of proper joint mechanics.
●	Spryng™ is easily administered with the standard intra-articular injection technique. Multiple joints can be treated simultaneously.
●	Case studies indicate many dogs and horses have long-lasting multi-month improvement in lameness after having been treated with Spryng™.
●	After receiving a Spryng™ injection, many canines are able to discontinue the use of NSAID’s, eliminating the risk of negative side effects.
●	Spryng™ is an effective and economical solution for treating osteoarthritis. A single syringe of Spryng™ is approximately $600 to $900 and typically lasts for at least 12 months when injected into a joint.

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

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. The Company completed a safety and efficacy study in rabbits in 2007 and tolerance studies in dogs and cats in 2023. Since 2007, more than 3,000 horses, dogs and cats have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in March 2024. Additionally, the Company began two canine clinical studies with Ethos Veterinary Health, the first beginning in May of 2022 with completion in October 2023, and the second beginning in June of 2023 with an expected completion in October 2024. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

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

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2023	2022	2023	2022

Revenues	$207,366	$223,280	$324,549	$281,454

Cost of Sales	140,913	148,159	223,182	201,179

Operating Expenses	3,010,796	2,194,689	5,939,287	4,165,936

Other (Expense) Income	(716,810)	7,979	(716,810)	8,644

Net Loss	$(3,661,153)	$(2,111,589)	$(6,554,730)	$(4,077,017)

Net loss per share - basic and diluted	$(0.28)	$(0.21)	$(0.53)	$(0.41)

For The Three Months Ended September 30, 2023 Compared to The Three Months Ended September 30, 2022

Total Revenues. Revenues were $207,366 and $223,280 for three months ended September 30, 2023 and 2022, respectively. Revenues in the three months ended September 30, 2023 consist of sales of our Spryng™ product to our Distributor of $143,606 and to veterinary clinics in the amount of $63,760. In the three months ended September 30, 2022, our revenues of $223,280 consisted of sales of our Spryng™ product to our Distributor of $118,264 and to veterinary clinics in the amount of $105,016 of sales to veterinary clinics.

Cost of Sales. Cost of sales were $140,913 and $148,149 for the three months ended September 30, 2023 and 2022, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs.

Operating Expenses. Operating expenses were $3,010,796 and $2,194,689 for the three months ended September 30, 2023 and 2022, respectively. The increase is primarily due to increased general and administrative expenses and sales and marketing expenses related to the sale of our Spryng™ product.

General and administrative expenses were $1,691,790 and $1,186,320 for the three months ended September 30, 2023 and 2022, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, stock issued for services and stock compensation expenses.

Sales and marketing expenses were $1,078,725 and $867,985 for the three months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development expenses were $240,281 and $140,384 for the three months ended September 30, 2023 and 2022, respectively. The increase was related to clinical studies and compensation.

Operating Loss. As a result of the foregoing, our operating loss was $2,944,343 and $2,119,568 for the three months ended September 30, 2023 and 2022, respectively. The increase was related to the costs to support the launch of Spryng™.

Other (Expense) Income. Other expense was $716,810 for the three months ended September 30, 2023 as compared to other income of $7,979 for the three months ended September 30, 2022. Other expense in 2023 consisted of a loss on extinguishment of debt of $534,366, the settlement payment to David Masters and interest expense. Other income in 2022 consisted of net interest income.

Net Loss. Our net loss for the three months ended September 30, 2023 was $3,661,153 or ($0.28) per share as compared to a net loss of $2,111,589 or ($0.21) per share for the three months ended September 30, 2022. The increase was related to the costs to support the launch of Spryng™, stock compensation expense and loss on extinguishment of debt. The weighted average number of shares outstanding was 12,987,641 compared to 10,053,463 for the three months ended September 30, 2023 and 2022, respectively.

For The Six Months Ended September 30, 2023 Compared to The Six Months Ended September 30, 2022

Revenues. Revenues were $324,549 for six the months ended September 30, 2023 compared to revenues of $281,454 in the six months ended September 30, 2022. Revenues in the six months ended September 30, 2023 consisted of sales of our Spryng™ product to our Distributor of $177,395 and to veterinary clinics in the amount of $147,154. In the six months ended September 30, 2022, our revenues of $281,454 consisted of sales of our Spryng™ product to our Distributor of $118,264 and to veterinary clinics in the amount of $163,190 of sales to veterinary clinics.

Cost of Sales. Cost of sales was $223,183 and $201,179 for the six months ended September 30, 2023 and 2022, respectively. Cost of sales includes product costs related to the sale of products and labor and overhead costs.

Operating Expenses. Operating expenses were $5,939,287 and $4,165,936 for the six months ended September 30, 2023 and 2022, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses.

General and administrative expenses were $3,454,588 and $2,429,342 for the six months ended September 30, 2023 and 2022, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees, stock issued for services and stock compensation.

Sales and marketing expenses were $2,020,611 and $1,524,554 for the six months ended September 30, 2023 and 2022, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product. The increase in sales and marketing expenses was due to the launch and commercialization of Spryng™.

Research and development expenses were $464,088 and $212,040 for the six months ended September 30, 2023 and 2022, respectively. The increase in R&D expenses was costs related to clinical studies and compensation.

Operating Loss. As a result of the foregoing, our operating loss was $5,837,920 and $4,085,661 for the six months ended September 30, 2023 and 2022, respectively. The increase in our operating loss, was related to the costs to support the launch of Spryng™, stock issued for services and stock compensation.

Other (Expense) Income. Other expense was $716,810 for the six months ended September 30, 2023 as compared to other income of $8,644 for the six months ended September 30, 2022, respectively. Other expense in 2023 consisted of a loss on extinguishment of debt of $534,366, the settlement to David Masters and interest expense. Other income in 2022 consisted of interest income.

Net Loss. Our net loss for the six months ended September 30, 2023 was $6,554,730 or ($0.53) per share as compared to a net loss of $4,077,017 or ($0.41) per share for the six months ended September 30, 2022. The weighted average number of shares outstanding was 12,325,973 compared to 10,021,090 for the six months ended September 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2023, our current assets were $2,015,826, including $55,254 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,915,309 including $1,730,397 of accounts payable and accrued expenses. Our working capital as of September 30, 2023 was $100,517.

The Company has continued to realize losses from operations. As a result of the proceeds of $1,070,000 from the sale of common stock [pursuant to our ATM Sales Agreement and from a private offering, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next two months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $4,604,962 of net cash in operating activities for the six months ended September 30, 2023. This cash used in operating activities was primarily attributable to our net loss of $6,554,730, partially offset by stock-based compensation expense of $1,020,047, loss on extinguishment of debt of $534,366, consulting services paid in stock of $237,516 and stock issued for investor relations services of $165,810.

Net Cash Used in Investing Activities – We used $93,618 of net cash in investing activities for the six months ended September 30, 2023, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – We provided net cash in financing activities of $4,278,520 for the six months ended September 30, 2023, consisting of $3,731,876 from the sale of common stock and warrants and $550,000 from the sale of convertible debentures partially offset by $3,356 in repayments of note payable.

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

At September 30, 2023, the Company’s inventory had a carrying value of $434,080 which consisted of $17,428 of finished goods, $34,093 of work in process, and $382,559 in raw materials.

At March 31, 2023, the Company’s inventory had a carrying value of $370,283 which consisted of $13,159 of finished goods, $53,398 of work in process, and $303,726 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of September 30, 2023, we are obligated to pay a note and accrued interest to a creditor in the amount of $23,995.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2023, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our March 31, 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital at September 30, 2023 was $100,517.

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

There were no significant changes in our internal control over financial reporting in the second quarter of our fiscal year ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 ( “10-K”) which we filed with the Securities and Exchange Commission on June 29, 2023. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements except as required by

The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of its securities.

Our common stock and warrants are currently listed for trading on Nasdaq. On February 17, 2023, we received Notice from Nasdaq stating that the Company no longer complies with the minimum stockholders’ equity requirement (“Stockholders’ Equity Rule”) under Nasdaq Listing Rule 5550(b)(1) for continued listing. On August 15, 2023, the Company filed a Form 8-K with the SEC to report that, as a result of certain sales of Company securities, it had regained compliance with the Stockholders’ Equity Rule. Pursuant to Nasdaq Listing Rules, the Company must evidence compliance with the Stockholders’ Equity Rule upon the filing of this Quarterly Report on Form 10-Q for the period ended September 30, 2023. The Company does not meet the requirement of having $2.5 million in stockholders’ equity as of September 30, 2023 and it may receive a delisting notice from Nasdaq. If Nasdaq takes steps to de-list the Company’s common stock, it would likely have a negative effect on the price of the Company’s common stock and may impair a stockholder’s ability to sell or purchase shares of our common stock. In addition, delisting could impair our ability to raise additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On the first day of July, August, and September 2023, the Company issued 16,666 shares of its restricted common stock (for an aggregate of 49,998 shares) to the consultant for services rendered in these months to the Company, which shares were valued at $35,332, $32,332, and $31,999, respectively. The Company entered into a services agreement with a consultant for a 12-month period on January 1, 2023.

On the first day of July and August 2023, the Company issued 10,100 shares of its restricted common stock, for an aggregate of 20,200 shares, to its CEO in lieu of compensation for the two months valued at $41,006.

In July and September 2023, the Company granted options to purchase an aggregate of 95,000 shares of its common stock under the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Plan (“Amended Plan”) to three employees. The exercise price of these options was the closing price of the Company’s common stock on the date of the grant, which ranged from $1.82 per share to $2.00 per share. The Employee options vest over a period of three years, with the first tranche vesting on the anniversary of the grant date. The employee options expire on the earlier of the date on which the employee’s service with the Company is terminated or seven years after the grant date.

In July, August and September 2023, the Company issued 299,500 shares of common stock to service providers for consulting services valued at $641,315.

In August 2023, the Company issued 22,000 shares of common stock upon the vesting of restricted stock units issued to three employees.

In August 2023, the Company issued 12,212 shares of common stock pursuant to a warrant holder’s cashless exercise of a warrant to purchase 22,500 shares of common stock at a strike price of $1.33 per share.

In September 2023, the Company issued 22,466 shares of common stock pursuant to a warrant holder’s cashless exercise of warrants to purchase 41,084 shares of common stock at a weighted average strike price of $1.35 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

10.1	ATM Sales Agreement dated August 23, 2023 by and between PetVivo Holdings, Inc. and ThinkEquity, LLC (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2023).

10.2	Confidential Settlement and Mutual Release Agreement entered into on September 8, 2023 between PetVivo Holdings, Inc. and David Masters (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on September 13, 2023).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	Inline XBRL Instance Document

101.SCH**	Inline XBRL Taxonomy Extension Schema

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase

104**	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2023	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

November 14, 2023	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

