Form 10-Q
period 2023-12-31
PetVivo Holdings, Inc.
filed 2024-02-12
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 9, 2024
Common Stock, $0.001	16,770,018

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED DECEMBER 31, 2023

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2023	March 31, 2023
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$80,085	$475,314
Accounts receivable	518,686	86,689
Inventory	467,467	370,283
Prepaid expenses and other assets	426,646	491,694
Total Current Assets	1,492,884	1,423,980

Property and Equipment, net	823,280	630,852

Other Assets:
Operating lease right-of-use asset	1,253,815	317,981
Patents and trademarks, net	32,333	38,649
Security deposit	27,490	27,490
Total Other Assets	1,313,638	384,120
Total Assets	$3,629,802	$2,438,952

Liabilities and Stockholders’ Equity:
Current Liabilities
Accounts payable	$1,094,152	$588,713
Accrued expenses	241,959	779,882
Operating lease liability – short term	196,263	78,149
Notes payables and accrued interest	129,746	6,936
Total Current Liabilities	1,662,120	1,453,680
Non-Current Liabilities
Note payable and accrued interest (net of current portion)	15,030	20,415
Operating lease liability (net of current portion)	1,057,552	239,832
Total Non-Current Liabilities	1,072,582	260,247
Total Liabilities	2,734,702	1,713,927
Commitments and Contingencies (see Note 9)	-	-
Stockholders’ Equity:
Preferred Stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and March 31, 2023	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 14,921,209 and 10,950,220 issued and outstanding at December 31, 2023 and March 31, 2023, respectively	14,921	10,950
Common Stock to be Issued	-	137,500
Common Stock Receivable	(27,000)	-
Additional Paid-In Capital	81,055,786	72,420,604
Accumulated Deficit	(80,148,607)	(71,844,029)
Total Stockholders’ Equity	895,100	725,025
Total Liabilities and Stockholders’ Equity	$3,629,802	$2,438,952

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues	$595,891	$510,109	$920,440	$791,563

Cost of Sales	183,087	223,687	406,270	424,866
Gross Profit	412,804	286,422	514,170	366,697

Operating Expenses:

Sales and Marketing	1,032,575	1,047,549	3,053,184	2,572,103
Research and Development	231,066	248,157	695,156	460,197
General and Administrative	1,282,787	1,309,534	4,737,374	3,738,876

Total Operating Expenses	2,546,428	2,605,240	8,485,714	6,771,176

Operating Loss	(2,133,624)	(2,318,818)	(7,971,544)	(6,404,479)

Other (Expense) Income
Loss on Extinguishment of Debt	-	-	(534,366)	-
Settlement Expense	-	-	(180,000)	-
Extinguishment of payables	385,874	-	385,874	-
Interest (Expense) Income	(2,098)	7,200	(4,542)	15,844

Total Other Income (Expense)	383,776	7,200	(333,034)	15,844
		-		-
Loss before taxes	(1,749,848)	(2,311,618)	(8,304,578)	(6,388,635)

Income Tax Provision	-	-	-	-

Net Loss	$(1,749,848)	$(2,311,618)	$(8,304,578)	$(6,388,635)

Net Loss Per Share:
Basic and Diluted	$(0.12)	$(0.23)	$(0.64)	$(0.64)

Weighted Average Common Shares Outstanding:
Basic and Diluted	14,271,530	10,098,658	12,976,851	10,047,040

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For The Three And Nine Months Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock	Common Stock to be
	Shares	Amount	Capital	Deficit	Receivable	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	-	$137,500	$725,025
Common stock sold	793,585	794	2,092,800	-	-	(137,500)	1,956,094
Stock issued for services	49,998	50	123,028	-	-	-	123,078
Stock-based compensation	-	-	413,030	-	-	-	413,030
Vesting of restricted stock units in lieu of compensation	30,300	31	74,558	-	-	-	74,589
Vesting of restricted stock units	6,250	6	(6)	-	-	-	-
Net loss	-	-	-	(2,893,577)	-	-	(2,893,577)
Balance at June 30, 2023	11,830,353	$11,831	$75,124,014	$(74,737,606)	-	$-	$398,239
Common stock and warrants sold	1,200,002	1,200	1,774,582	-	-	-	1,775,782
Stock issued for services	349,498	350	740,628	-	-	-	740,978
Conversion of debt and interest to common stock	385,000	385	577,115	-	-	-	577,500
Value of stock and warrants issued on extinguishment of debt	-	-	509,310	-	-	-	509,310
Cashless warrant exercise	34,678	34	(34)	-	-	-	-
Vesting of restricted stock units in lieu of compensation	20,200	20	40,986	-	-	-	41,006
Vesting of restricted stock units	22,000	22	(22)	-	-	-	-
Stock-based compensation	-	-	607,017	-	-	-	607,017
Net loss	-	-	-	(3,661,153)	-	-	(3,661,153)
Balance at September 30, 2023	13,841,731	$13,842	$79,373,596	$(78,398,759)	-	$-	$988,679
Common stock and warrants sold	1,151,224	1,151	1,409,103		(27,000)	-	1,383,254
Stock issued for services	167,004	167	292,958		-	-	293,125
Return of stock issued for services	(250,000)	(250)	(537,250)		-	-	(537,500)
Vesting of restricted stock units	11,250	11	(11)		-	-	-
Stock-based compensation			517,390		-	-	517,390
Net loss				(1,749,848)	-	-	(1,749,848)
Balance at December 31, 2023	14,921,209	$14,921	$81,055,786	$(80,148,607)	(27,000)	-	$895,100

For The Three And Nine Months Ended December 31, 2022

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$5,986,722

Stock-based compensation	-	-	231,231	-	231,231
Net loss	-	-	-	(1,965,428)	(1,965,428)
Balance at June 30, 2022	9,988,361	$9,988	$69,334,386	$(65,091,849)	$4,252,525
Cash paid to exercise warrants	48,664	49	66,509	-	66,558
Vesting of restricted stock units	33,250	33	(33)	-	-
Stock issued for services	25,000	25	49,895	-	49,920
Stock-based compensation	-	-	305,971	-	305,971
Net loss	-	-	-	(2,111,589)	(2,111,589)
Balance at September 30, 2022	10,095,275	$10,095	$69,756,728	$(67,203,438)	$2,563,385
Vesting of restricted stock units	11,250	11	(11)	-	-
Stock-based compensation	-	-	532,383	-	532,383
Net Loss	-	-	-	(2,311,618)	(2,311,618)
Balance at December 31, 2022	10,106,525	$10,106	$70,289,100	$(69,515,056)	$784,150

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2023	December 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(8,304,578)	$(6,388,635)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,537,437	1,069,585
Depreciation and amortization	93,691	91,785
Investor relations services paid in stock	289,913	258,844
Consulting services paid in stock	339,641	-
Stock issued in lieu of compensation	115,595	-
Loss on extinguishment of debt	534,366	-
Interest on convertible debentures	2,444	-
Extinguishment of payables	(385,874)	-
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses and other current assets	55,174	(140,930)
Increase in accounts receivable	(431,997)	(504,248)
Increase in inventory	(97,184)	(276,569)
Increase in accounts payable and accrued expenses	353,390	389,921
Accrued interest on note payable	2,498	-
Net Cash Used In Operating Activities	(5,895,484)	(5,500,247)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(279,802)	(293,851)
Net Cash Used in Investing Activities	(279,802)	(293,851)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	5,115,130	-
Proceeds from issuance of convertible debentures	550,000	-
Proceeds from issuance of note payable	120,000	-
Proceeds from exercise of warrants	-	66,558
Repayments of notes payable	(5,073)	(4,754)
Net Cash Provided by Financing Activities	5,780,057	61,804

Net Decrease in Cash	(395,229)	(5,732,294)
Cash at Beginning of Period	475,314	6,106,827
Cash at End of Period	$80,085	$374,533

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$1,224	$2,388
Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Convertible debentures and accrued interest converted to common stock	$577,500	$-
Prepaid stock issued for services	$280,040	$49,920
Increase to operating lease right of use asset and operating lease	$1,081,204	$-

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

Condensed Notes to Financial Statements

December 31, 2023

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the three and nine months ended December 31, 2023, are not necessarily indicative of results to be expected for the year ending March 31, 2024, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2023.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2023.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At December 31, 2023, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consists primarily of amounts due from a distributor (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable as well as a forecast of projected credit losses. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable since all receivables to date have been collected. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible. Accordingly, as of December 31, 2023 and March 31, 2023, our allowance for credit losses was zero.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the three and nine months ended December 31, 2023 and 2022, respectively.

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

The Company had 5,799,709 warrants outstanding as of December 31, 2023, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $3.89 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 166,084 restricted stock units outstanding as of December 31, 2023, which are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 1,529,788 stock options outstanding as of December 31, 2023, with varying exercise prices ranging from $1.03 to $2.79 per share. The weighted average exercise price for these options is $2.06 per share. These stock options are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 3,634,817 warrants outstanding as of December 31, 2022, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants was $5.04 per share. These warrants were excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 328,168 restricted stock units outstanding as of December 31, 2022, which were excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 755,849 options outstanding as of December 31, 2022, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options was $2.17 per share. These options were excluded from the weighted average number of shares because they were considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2023. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended December 31, 2023 and 2022, the Company recognized revenue from product sales under the Agreement of $439,922 and $456,502 respectively. This represents 74% and 89% of total revenues for the three months ended December 31, 2023 and 2022, respectively.

For the nine months ended December 31, 2023 and 2022, the Company recognized revenue from product sales under the Agreement of $595,891 and $574,766, respectively. This represents 65% and 73% of total revenues for the nine months ended December 31, 2023 and 2022, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	December 31, 2023	March 31, 2023
Accounts receivable	$409,032	$81,510
Rebate liability	57,264	28,000
Distribution fee payable	39,026	5,187

The Company entered into a Distribution Services Agreement (the “Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2023. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three and nine months ended December 31, 2023 the Company recognized revenue from product sales to Covetrus of $106,704, respectively. This represents 18% and 12% of total revenues for the three and nine months ended December 31, 2023, respectively. Accounts receivable from Covetrus was $106,074 at December 31, 2023.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2023 and March 31, 2023, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis on December 31, 2023 and March 31, 2023.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as accounts receivable, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the consolidated financial statements for the nine months ended December 31, 2023. The change had no impact on the Company’s financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – INVENTORY

As of December 31, 2023 and March 31, 2023, the Company had inventory of $467,467 and $370,283, respectively.

The inventory components are as follows:

	December 31, 2023	March 31, 2023
Finished Goods	$102,177	$13,159
Work in process	20,289	53,398
Raw materials	345,001	303,726
Total	$467,467	$370,283

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2023, the Company had $426,646 in prepaid expenses and other current assets consisting primarily of $111,000 in investor relations costs, $193,000 in insurance costs, $41,000 in tradeshows, $19,000 in Nasdaq and FINRA fees, and $30,000 in software subscription fees.

As of March 31, 2023, the Company had $491,694 in prepaid expenses and other current assets consisting primarily of $115,000 in investor relations services, $130,000 in insurance costs, $63,000 in Nasdaq and FINRA fees, $56,000 in board compensation, $42,000 in tradeshows, $42,000 in supplier advance, and $19,000 in software subscription fees.

NOTE 4 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 31, 2023	March 31, 2023
Leasehold improvements	$393,886	$216,159
Production equipment	656,057	577,067
R&D equipment	25,184	25,184
Computer equipment and furniture	144,817	121,732
Total, at cost	1,219,944	940,142
Accumulated depreciation	(396,664)	(309,290)
Total Net	$823,280	$630,852

Depreciation expense was $28,286 and $28,719 for the three months ended December 31, 2023 and 2022, respectively. Depreciation expense was $87,374 and $54,044 for the nine months ended December 31, 2023 and 2022, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	December 31, 2023	March 31, 2023
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,863,866)	(3,857,550)
Total net	$32,333	$38,649

Amortization expense was $2,041 and $2,227 for the three months ended December 31, 2023 and 2022, respectively. Amortization expense was $6,316 and $4,466 for the nine months ended December 31, 2023 and 2022, respectively.

NOTE 6 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31, 2023	March 31, 2023
Accrued expenses	$241,959	$188,666
Accrued payroll and related taxes	-	258,978
Accrued lease termination expense	-	332,238

Total	$241,959	$779,882

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2018, the Company had recorded $332,238 as a potential payable to the lessor. During the three months ended December 31, 2023, the Company determined that this potential payable along with other vendor payables of $53,636 that were included in accounts payable have exceeded the statute of limitations for payments despite the Company’s best efforts to pay, and was unable to do so. As a result, a total of $385,874 of these payables were extinguished from the Company’s balance sheet at December 31, 2023 and included in other income on the Consolidated Statement of Operations.

NOTE 7 – NOTES PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At December 31, 2023 and March 31, 2023, the amount outstanding on the note was $22,278 and $27,351, respectively. At December 31, 2023, the Company classified $7,248 as a current liability and $15,030 in other liabilities. At March 31, 2023, the Company classified $6,936 as a current liability and $20,415 in other liabilities.

In October 2023 and amended in November 2023, the Company entered into a promissory note for $120,000. The note accrues interest at a rate of 10% per annum. The principal and accrued interest are due in February 2024. Interest accrued on the note at December 31, 2023 was $2,498. The holder of the note has the option to convert the principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.75 per share. On February 5, 2024, the note and accrued interest of $123,255 was converted into 164,340 shares of common stock.

NOTE 8 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended December 31, 2023 and 2022, the Company made contributions to the plan of $12,014 and $8,183, respectively. For the nine months ended December 31, 2023 and 2022, the Company made contributions to the plan of $37,422 and $14,341, respectively.

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

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent was $2,340 and $2,294 as of December 31, 2023 and March 31, 2023, respectively.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of December 31, 2023 and March 31, 2023 was $2,740 and $2,673, respectively.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033 and the Company has a renewal option for a period of five years. The monthly base rent as of December 31, 2023 was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the nine months ended December 31, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of December 31, 2023, in addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Operating lease expense for the three months ended December 31, 2023 and 2022, was $91,647 and $51,994, respectively. Operating lease expense for the nine months ended December 31, 2023 and 2022 was $266,912 and $101,954, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2023:

2024	$49,104
2025	199,956
2026	203,898
2027	181,434
2028	114,410
2029	114,273
Thereafter	518,517
Total	1,381,592
Less: amount representing interest	(127,777)
Total	$1,253,815

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.6%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,465,000 and corresponding and equal operating lease liabilities for the leases. As of December 31, 2023, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 4.6 years and 4.05%, respectively, are as follows:

Present value of future base rent lease payments	$1,253,815
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,253,815

As of December 31, 2023, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,253,815
Total operating lease assets	1,253,815

Operating lease current liability	196,263
Operating lease non-current liability	1,057,552
Total operating lease liabilities	$1,253,815

Employment Agreements

The Company has employment agreements with its executive officers. As of December 31, 2023, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

The Company incurred net losses of $8,304,578 for the nine months ended December 31, 2023, had net cash used in operating activities of $5,895,484 for the same period, and has an accumulated deficit of $80,148,607 on December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 11 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 843,535 at December 31, 2023.

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

As a result of the inducement to the Debenture Holders to voluntarily convert the outstanding balance of their Convertible Debentures prior to their maturity date, the Company recognized a loss on extinguishment of debt of $534,366. The loss is comprised of the value of the warrants issued of $463,476, as determined by the Black Scholes model; the value of additional shares issued of $45,834 as a result of the lower conversion rate to one share of the Company’s common stock issued and the additional interest of $25,056 which is the amount of interest credited to the Debenture Holders over the actual interest earned of $2,444. The value of the warrants and additional shares issued of $509,310 is reflected in the Consolidated Statements of Changes In Stockholders’ Equity.

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

On December 6, 2023, the Company entered into a Private Offering (the “Purchase Agreement”) with five accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a direct offering 352,224 shares of the Company’s common stock (the “Common Stock”) at a price of $0.90 per share. Under the Purchase Agreements, the Company also agreed to issue and sell to the Investors in a concurrent private placement (the “Private Placement,” and together with the Offering, the “Offering”) warrants to purchase an aggregate of 352,224 shares of Common Stock (the “Warrants”). Net proceeds from the Offering were $317,000 offset by a stock receivable of $27,000 which was received in January 2024. The proceeds were allocated between the common stock and warrants based on the relative fair values which were $145,820 and $171,180, respectively. The Warrants are exercisable any time from the issue date and prior to December 9, 2026 at an exercise price of $1.50 per share.

Common Stock

For the nine months ended December 31, 2023, the Company issued 3,970,989 shares of common stock as follows:

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

16,666 shares in September 2023 to service providers for consulting services valued at market on the date of grant of $31,999;

xvii)	7,500 shares in September 2023 to a service provider for consulting services valued at market on the date of grant of $14,775;
xviii)	22,466 shares in September 2023 pursuant to a warrant holder’s cashless exercise of warrants for purchase of 41,084 shares of common stock at a weighted average strike price of $1.35 per share;
xix)	125,000 shares in connection with the sale of stock in October 2023 in exchange for proceeds of $200,000;
xx)	(250,000) shares returned in October 2023 from a service provider for cancellation of consulting agreement valued at $537,500;
xxi)	600,000 shares in November 2023 sold pursuant to the At The Market (ATM) agreement. Proceeds from the sale was $870,000 less offering expenses of $63,107 to arrive at net proceeds of $806,893;
xxii)	133,666 shares in October 2023 to service providers for consulting services valued at market on the date of grant of $255,305;
xxiii)	1,250 shares related to vesting of RSUs in October 2023;
xxiv)	16,666 shares in November 2023 to service providers for consulting services valued at market on the date of grant of $23,747;
xxv)	16,672 shares in December 2023 to service providers for consulting services valued at market on the date of grant of $14,071;
xxvi)	352,224 shares in connection with the sale of stock in December 2023 in exchange for proceeds of $290,000.
xxvii)	74,000 shares in December 2023 pursuant to the ATM. Proceeds from the sale was $89,033 less offering expenses of $2,672 to arrive at net proceeds of $86,361; and
xxviii)	10,000 shares related to vesting of RSUs in December 2023.

For the nine months ended December 31, 2022, the Company issued 118,164 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;
ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370;
iii)	25,000 shares in August 2022 to service providers for consulting services valued at $49,920; and
iv)	44,500 shares related to vesting of restricted stock units (“RSU’s), with 10,000 RSU’s vesting in July 2022, 22,000 RSU’s in August 2022, 1,250 RSU’s in September 2022 and 11,250 RSU’s in December 2022.

In August 2023, the Company granted 250,000 shares of common stock to a service provider for consulting services valued at $537,500. In October 2023, the consulting agreement was terminated and all the common stock that was issued was returned to the Company.

The Company has issued shares of common stock to providers of investor relations services which are reported in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Condensed Consolidated Statements of Operations and Cash Flows was $124,103 and $108,794 for the three months ended December 31, 2023 and 2022, respectively, and $289,913 and $258,844 for the nine months ended December 31, 2023 and 2022, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock-settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $182,377 for the three months ended December 31, 2023 and 2022, respectively, and $662,726 and $547,131 for the nine months ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was approximately $228,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of six months.

Our time-based restricted stock unit activity for the year ended March 31, 2023 and the nine months ended December 31, 2023 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2022	372,668	$4.07	$760,243
Granted	60,600	2.89	-
Vested	(177,184)	3.99	-
Balance at March 31, 2023	256,084	3.85	643,209
Vested	(90,000)	3.50	-
Balance at December 31, 2023	166,084	$4.04	$176,049

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of seven years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $276,328 and $350,006 for the three months ended December 31, 2023 and 2022, respectively, and $785,451 and $480,792 for the nine months ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was approximately $1,247,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years.

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

The following table sets forth the estimated fair values of our stock options granted:

	Nine Months Ended	Year Ended
	December 31, 2023	March 31, 2023
Expected term	7 years	7 years
Expected volatility	75.9% - 95.6%	111.7% - 146.9%
Risk-free interest rate	3.46% - 4.48%	2.96% – 4.35%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.06 - $2.74	$1.87 - $2.79

Our stock option activity for the year ended March 31, 2023 and the nine months ended December 31, 2023 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200
Granted	714,849	2.37
Cancelled	(25,000)	2.46
Balance at March 31, 2023	884,849	2.19	6.3 years	307,750
Granted	664,939	1.88
Cancelled	(20,000)	1.99
Balance at December 31, 2023	1,529,788	$2.06	5.9 years	$-

Options exercisable at December 31, 2023	466,084

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options granted for the year ended March 31, 2023 and the nine months ended December 31, 2023 were to employees and directors. The fair value of these options on the date of grant was $1,543,087 and $984,552 for the year ended March 31, 2023 and the nine months ended December 31, 2023, respectively.

Options exercisable at December 31, 2023 had exercise prices ranging from $1.39 to $2.79.

The following summarizes additional information about our stock options:

	Nine Months Ended	Year Ended
	December 31, 2023	Mar 31, 2023
Number of:
Non-vested options, beginning of period	709,394	195,000
Non-vested options, end of period	1,063,704	709,394
Vested options, end of period	466,084	175,455

	Nine Months Ended	Year Ended
	December 31, 2023	Mar 31, 2023
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$2.23	$1.56
Non-vested options, end of period	$1.95	$2.23
Vested options, end of period	$2.31	$2.01
Forfeited options, during the period	$-	$-

Warrants

During the nine months ended December 31, 2023 the Company issued warrants to purchase an aggregate of 2,317,226 shares of common stock as follows:

i)	1,200,002 warrants in August 2023 in connection with the sale of stock in the Registered Offering valued at $1,273,365;
ii)	385,000 warrants in August 2023 in connection with the conversion of convertible debentures to common stock valued at $463,476;
iii)	300,000 warrants in August 2023 to service providers valued at $234,741;
iv)	80,000 warrants in August 2023 to service providers valued at $87,485; and
v)	352,224 warrants in December 2023 in connection with the sale of stock in a private offering

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended
December 31, 2023
Stock price on valuation date	$1.03 - $2.15
Exercise price	$1.50 -$2.75
Term (years)	2.0 – 3.0
Volatility	78.0% - 83.3%
Risk-free rate	4.33% - 4.64%

A summary of warrant activity for the year ended March 31, 2023 and the nine months ended December 31, 2023 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	(1.36)

Expired	(146,003)	(3.70)
Outstanding, March 31, 2023	3,562,817	5.05	3,540,317	5.07
Granted and issued	2,317,226	2.04
Cashless warrant exercises	(63,584)	(1.34)
Expired	(16,750)	(4.18)
Outstanding, December 31, 2023	5,799,709	$3.89	4,075,537	$4.67

On December 31, 2023, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	2,220,715	$1.84	2.70	635,713	$1.43

2.01-4.00	535,438	2.54	1.48	396,268	2.50

4.01-5.63	3,043,556	5.63	2.61	3,043,556	5.63

Total	5,799,709	$3.89	2.54	4,075,537	$4.67

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $58,685 and $0 for the three months ended December 31, 2023 and 2022, respectively, and $204,855 and $41,662 for the nine months ended December 31, 2023 and 2022, respectively.

It is expected that the Company will recognize expense after December 31, 2023 related to warrants issued, outstanding, and valued using the Black Scholes pricing model as of December 31, 2023 of approximately $117,000 over the next nine months.

For the three months ended December 31, 2023 and 2022, the total stock-based compensation on all instruments was $517,390 and $305,971, respectively. For the nine months ended December 31, 2023 and 2022, the total stock-based compensation on all instruments was $1,653,032 and $1,069,585, respectively.

NOTE 12 – SUBSEQUENT EVENTS

On February 2, 2024, the Company sold 1,386,469 units consisting of one share and one warrant at a price of $.90 per unit. Total proceeds from the sale of the units were $1,248,000. The warrants have an exercise price of $1.50 and expire on February 1, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of products for the treatment of animals. A portfolio of twenty-two patents protects the Company’s biomaterials, products, production processes, and methods of use. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

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

The Company’s initial product, Spryng™ with OsteCushion™ Technology, and its pipeline products are derived from proprietary biomaterials that simulate a body’s tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin, and proteoglycans such as heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g. PLA, PLGA, and the like), polyacrylamides, and other “natural” biomaterials that may lack the multiple building-block proteins incorporated into our biomaterials. These proprietary protein-based biomaterials are similar to the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Spryng™, is a veterinary medical device designed to integrate with the synovial fluid before adsorbing onto the synovial membrane and subsequently being integrated into the subsynovial tissue. Such action assists in the management of lameness and other joint related afflictions, such as osteoarthritis, in horses and companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and promote restoration of proper joint mechanics. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage and mammalian tissue. These particles show an effectiveness in promoting restoration of proper joint mechanics by incorporating with the joint’s synovial fluid and ultimately adsorbing onto the synovial lining wherein they integrate with the subsynovial tissue.

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

In December 2023, the Company and MWI agreed to change the Distribution Agreement from an exclusive distribution agreement to a non-exclusive distribution agreement, effective as of January 1, 2024. This is consistent with the Company’s strategy to create multiple sales channels for its products. In December 2023, the Company entered into a non-exclusive distribution agreement with Covetrus North America, LLC (“Covetrus Distribution Agreement”), to market, distribute and sell the Company’s products in the United States, including the District of Colombia. The Covetrus Distribution Agreement has an initial term of one year, which will be automatically renewed, unless either party provides notice of non-renewal at least thirty 30 days prior to the expiration of the term.

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. The Company completed a safety and efficacy study in rabbits in 2007 and tolerance studies in dogs and cats in 2023. Since 2007, more than 5,000 horses, dogs and cats have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in March 2024. Additionally, the Company began two canine clinical studies with Ethos Veterinary Health, the first beginning in May of 2022 with completion in October 2023, and the second beginning in June of 2023 with an expected completion in October 2024. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

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

RESULTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2023	2022	2023	2022

Revenues	$595,891	$510,109	$920,440	$791,563

Cost of Sales	183,087	223,687	406,270	424,866

Operating Expenses	2,546,428	2,605,240	8,485,714	6,771,176

Other Income (Expense)	383,776	7,200	(333,034)	15,844

Net Loss	$(1,749,848)	$(2,311,618)	$(8,304,578)	$(6,388,635)

Net loss per share - basic and diluted	$(0.12)	$(0.23)	$(0.64)	$(0.64)

For The Three Months Ended December 31, 2023 Compared to The Three Months Ended December 31, 2022

Total Revenues. Revenues were $595,891 and $510,109 for three months ended December 31, 2023 and 2022, respectively. Revenues in the three months ended December 31, 2023 consist of sales of our Spryng™ product to MWI Veterinary Supply Co. (MWI) of $439,922, Covetrus of $106,074 and to veterinary clinics in the amount of $49,265. In the three months ended December 31, 2022, our revenues of $510,109 consisted of sales of our Spryng™ product to MWI of $456,502 and to veterinary clinics in the amount of $53,607 of sales to veterinary clinics.

Cost of Sales. Cost of sales were $183,087 and $223,687 for the three months ended December 31, 2023 and 2022, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs.

Operating Expenses. Operating expenses were $2,546,428 and $2,605,240 for the three months ended December 31, 2023 and 2022, respectively. Operating expenses consisted of general and administrative, sales and marketing and research and development expenses.

General and administrative expenses were $1,282,787 and $1,309,534 for the three months ended December 31, 2023 and 2022, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, stock issued for services and stock compensation expenses.

Sales and marketing expenses were $1,032,575 and $1,047,549 for the three months ended December 31, 2023 and 2022, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the continuing launch of our Spryng™ product.

Research and development expenses were $231,066 and $248,157 for the three months ended December 31, 2023 and 2022, respectively. The decrease was related to the increase in revenues and lower cost of sales as compared to the prior year.

Operating Loss. As a result of the foregoing, our operating loss was $2,133,624 and $2,318,818 for the three months ended December 31, 2023 and 2022, respectively. The decrease was related to the increase in revenues and lower cost of sales as compared to the prior year.

Other Income. Other income was $383,776 for the three months ended December 31, 2023 as compared to other income of $7,200 for the three months ended December 31, 2022. Other income in 2023 consisted primarily of the extinguishment of payables. Other income in 2022 consisted of net interest income.

Net Loss. Our net loss for the three months ended December 31, 2023 was $1,749,848 or ($0.12) per share as compared to a net loss of $2,311,618 or ($0.23) per share for the three months ended December 31, 2022. The decrease was related to the write-off of old vendor payables. The weighted average number of shares outstanding was 14,271,530 compared to 10,098,658 for the three months ended December 31, 2023 and 2022, respectively.

For The Nine Months Ended December 31, 2023 Compared to The Nine Months Ended December 31, 2022

Revenues. Revenues were $920,440 for the nine months ended December 31, 2023 compared to revenues of $791,563 in the nine months ended December 31, 2022. Revenues in the nine months ended December 31, 2023 consisted of sales of our Spryng™ product MWI of $595,891, Covetrus of $106,074 and to veterinary clinics in the amount of $196,419. In the nine months ended December 31, 2022, our revenues of $791,563 consisted of sales of our Spryng™ product to MWI of $574,766 and to veterinary clinics in the amount of $191,797 of sales to veterinary clinics.

Cost of Sales. Cost of sales was $406,270 and $424,866 for the nine months ended December 31, 2023 and 2022, respectively. Cost of sales includes product costs related to the sale of products and labor and overhead costs.

Operating Expenses. Operating expenses were $8,485,714 and $6,771,176 for the nine months ended December 31, 2023 and 2022, respectively. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses.

General and administrative expenses were $4,737,374 and $3,738,876 for the nine months ended December 31, 2023 and 2022, respectively. G&A expenses include compensation and benefits, contracted services, consulting fees, stock compensation and incremental public company costs. The increase in G&A expenses was related to compensation and benefits, legal and consulting fees, stock issued for services and stock compensation.

Sales and marketing expenses were $3,053,184 and $2,572,103 for the nine months ended December 31, 2023 and 2022, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product. The increase in sales and marketing expenses was due to the launch and commercialization of Spryng™.

Research and development expenses were $695,156 and $460,197 for the nine months ended December 31, 2023 and 2022, respectively. The increase in R&D expenses was costs related to clinical studies and compensation.

Operating Loss. As a result of the foregoing, our operating loss was $7,971,544 and $6,404,479 for the nine months ended December 31, 2023 and 2022, respectively. The increase in our operating loss, was related to the costs to support the launch of Spryng™, stock issued for services and stock compensation.

Other (Expense) Income. Other expense was $333,034 for the nine months ended December 31, 2023 as compared to other income of $15,844 for the nine months ended December 31, 2022, respectively. Other expense in 2023 consisted of a loss on extinguishment of debt of $534,366, the settlement payment and interest expense partially offset by the extinguishment of payables of 385,874. Other income in 2022 consisted of interest income.

Net Loss. Our net loss for the nine months ended December 31, 2023 was $8,304,578 or ($0.64) per share as compared to a net loss of $6,388,635 or ($0.64) per share for the nine months ended December 31, 2022. The weighted average number of shares outstanding was 12,976,851 compared to 10,047,040 for the nine months ended December 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023, our current assets were $1,492,884, including $80,085 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,662,120 including $1,336,111 of accounts payable and accrued expenses. Our working capital deficit as of December 31, 2023 was $169,236.

The Company has continued to realize losses from operations. As a result of the proceeds of $1,248,000 from the sale of common stock in February 2024 from a private offering and our accounts receivable balance of $518,686 at December 31, 2023, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next two months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $5,895,484 of net cash in operating activities for the nine months ended December 31, 2023. This cash used in operating activities was primarily attributable to our net loss of $8,304,578 and the extinguishment of payables of $385,874 partially offset by stock-based compensation expense of $1,537,437, loss on extinguishment of debt of $534,366, consulting services paid in stock of $339,641 and stock issued for investor relations services of $289,913.

Net Cash Used in Investing Activities – We used $279,802 of net cash in investing activities for the nine months ended December 31, 2023, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – We provided net cash in financing activities of $5,780,057 for the nine months ended December 31, 2023, consisting of $5,115,130 from the sale of common stock and warrants, $550,000 from the sale of convertible debentures and proceeds from a note payable of $120,000 partially offset by $5,073 in repayments of note payable.

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

At December 31, 2023, the Company’s inventory had a carrying value of $467,467 which consisted of $102,177 of finished goods, $20,289 of work in process, and $345,001 in raw materials.

At March 31, 2023, the Company’s inventory had a carrying value of $370,283 which consisted of $13,159 of finished goods, $53,398 of work in process, and $303,726 in raw materials.

MATERIAL COMMITMENTS

Notes Payable

As of December 31, 2023, we are obligated to pay notes and accrued interest in the amount of $144,776.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2023, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our March 31, 2023 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital deficit at December 31, 2023 was $169,236.

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

There were no significant changes in our internal control over financial reporting in the third quarter of our fiscal year ending March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

The following information updates, and should be read in conjunction with, the risk factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended March 31, 2023 ( “10-K”) which we filed with the Securities and Exchange Commission on March 17, 2023. Any of the risk factors contained in this Quarterly Report on Form 10-Q and the 10-K could materially affect our business, financial condition or future results, and such risk factors may not be the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. We do not undertake to update any of the “forward-looking” statements or to announce the results of any revisions to these “forward-looking” statements except as required by

The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market could result in a delisting of its securities.

Our common stock and warrants are currently listed for trading on Nasdaq. On November 17, 2023, the Company received a letter from Nasdaq stating that the Company no longer meets the minimum $2.5 million stockholders’ equity requirement as of September 30, 2023, and that the continued listing of its securities is no longer warranted. Pursuant to Nasdaq Rules, the Company filed an appeal of this decision and the hearing date has been set for February 13, 2024. There can be no assurances that the Company will successfully appeal the delisting determination and receive an extension of time to demonstrate compliance with the Nasdaq stockholder equity rules. If the Company’s securities are delisted from Nasdaq, it would likely have a negative effect on the price of the Company’s common stock and may impair a stockholder’s ability to sell or purchase shares of our common stock. In addition, delisting could impair our ability to raise additional capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2023, the Company sold 125,000 shares of its common stock to one investor for a total amount of $200,000.

In December 2023, the Company sold 352,224 shares of its common stock to five investors totaling $317,000. These investors also received warrants to purchase 317,000 shares at an exercise price of $1.50 per share. The warrants expire in December 2023.

On the first day of October, November and December 2023, the Company issued 16,668 shares of its restricted common stock (for an aggregate of 50,004 shares) to the consultant for services rendered in these months to the Company, which shares were valued at $31,666, 23,748 and $14,071, respectively. The Company entered into a services agreement with a consultant for a 12-month period on January 1, 2023.

In December 2023, the Company granted options to purchase an aggregate of 195,700 shares of its common stock under the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Plan (“Amended Plan”) to its Board of Directors for its compensation for the period October 1, 2023 to September 30, 2024. The exercise price of these options was $1.06 per share which was the closing price of the Company’s common stock on the date of the grant. The Director options vest on September 30, 2024 and expire on the earlier of the date on which the Director’s service with the Company is terminated or seven years after the grant date.

In October, November and December 2023, the Company issued 117,000 shares of common stock to service providers for consulting services valued at $223,640.

In October and December 2023, the Company issued 11,250 shares of common stock upon the vesting of restricted stock units issued to three employees.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-8 filed with the SEC on June 17, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on October 18, 2022).

10.1**	Distribution Agreement effective as of January 1, 2024 by and between PetVivo Holdings, Inc. and Covetrus North America, LLC+*

10.2**	First Amendment to Distribution Services Agreement dated as of December 13, 2023, by and between MWI Veterinary Supply Company to be effective as of January 1, 2024+*

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* The schedules and exhibits to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC upon request. The Company  may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

** Filed herewith

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

February 12, 2024	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

February 12, 2024	By:	/s/ Robert J. Folkes
Robert J. Folkes
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

