Form 10-K
period 2024-03-31
PetVivo Holdings, Inc.
filed 2024-06-28
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number: 001-40715

PetVivo Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0363559
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5151 Edina Industrial Blvd Suite 575 Edina, Minnesota	55439

(Address of principal executive offices)	(Zip Code)

(952) 405-6216

(Registrant’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	PETV	Nasdaq Stock Market Inc.
Warrants	PETVW	Nasdaq Stock Market Inc.

Securities registered under Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

☐ Yes ☒ No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
☐ Yes ☒ No

As of September 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was $20,563,529, based on the closing price of the common stock on the Nasdaq Capital Market on such date.

As of June 28, 2024, there were 19,904,852 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

Cautionary Statement Regarding Forward-Looking Information

This Annual Report of PetVivo Holdings, Inc. on Form 10-K contains forward-looking statements, particularly those identified with the words, “anticipates,” “believes,” “expects,” “plans,” “intends,” “objectives,” and similar expressions. These statements reflect management’s best judgment based on factors known at the time of such statements. The reader may find discussions containing such forward-looking statements in the material set forth under “Management’s Discussion and Analysis and Plan of Operations,” generally, and specifically therein under the captions “Liquidity and Capital Resources” as well as elsewhere in this Annual Report on Form 10-K for our fiscal year ended March 31, 2024 (“fiscal 2024”). Actual events or results may differ materially from those discussed herein. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements. The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

PART I

ITEM 1. BUSINESS

Overview

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of seventeen products for the treatment of animals. A portfolio of twenty-two patents protects the Company’s biomaterials, products, production processes and methods of use. The Company began commercialization of its lead product Spryng™ with OsteoCushion™ Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

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

Many of the Company’s products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin, and proteoglycans such as heparin. Since these are naturally occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g PLA, PLGA, and the like), polyacrylamides, and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary protein-based biomaterials that are similar to the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Our initial product, Spryng™ is a veterinary medical device designed to help reinforce and/or augment articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in horses and companion animals. Spryng™ is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and/or augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses, and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney, and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. our Spryng™ product addresses the affliction, loss of synovial fluid and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best of our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng™-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

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

Spryng™ is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng™ completed a safety and efficacy study in rabbits in 2007. Since that time, more than 2,000 horses and dogs have been treated with Spryng™. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. This university clinical study was completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a two canine clinical study with Ethos Veterinary Health, the first beginning in May of 2022 which was completed in October 2023, and the second began in June of 2023 with an expected completion in October 2024. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

We manufacture our products in an ISO 7 certified clean room manufacturing facility in Minneapolis using our patented and scalable self-assembly production process, which minimizes the infrastructure requirements and manufacturing risks to deliver a consistent, high-quality product while being responsive to volume requirements. A second ISO cleanroom facility is expected to be operational later this year. We believe that having two manufacturing facilities will help us minimize supply risks, allow for continued scaling or our production capacity, and expand our research and development facilities.

We also have a pipeline that includes several therapeutic devices for both veterinary and human clinical applications. Some such devices may be regulated by the FDA or other equivalent regulatory agencies, including but not limited to the Center for Veterinary Medicine (“CVM”). We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company’s vast proprietary product pipeline, the Company may establish strategic out-licensing partnerships to provide secondary revenues.

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

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks, and trade secrets. We have issued ten United States Patents. In addition to the United States patent portfolio, we also have nine patents granted in key markets around the world including Canada, Australia, and countries within the European Union.

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

We have been granted 9 foreign patents in certain jurisdictions. We have 7 patent applications pending in the US and certain foreign jurisdictions.

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

We depend upon the skills, knowledge, and experience of our scientific and technical personnel, including those of our company, as well as that of our advisors, consultants, and other contractors, none of which is patentable. To help protect our proprietary know-how, which may not be patentable, and inventions for which patents may be difficult to obtain or enforce, we rely on trade secret protection and confidentiality agreements to protect our interests. To this end, we generally require all of our employees, consultants, advisors, and other contractors to enter into confidentiality agreements that prohibit disclosure of confidential information and, where applicable, require disclosure and assignment of ownership to us the ideas, developments, discoveries, and inventions important to our business.

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

We currently have distribution agreements with MWI and Covetrus, two of the pre-eminent national companion animal veterinary supply distributors in the U.S. We also continue to sell directly to veterinarian practices.

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

Regulation – Human and Veterinary Use

Our lead product, Spryng™ and other medical devices that we may manufacture for both veterinary and human applications are subject to regulation by numerous regulatory bodies, including the FDA and comparable international regulatory agencies. These agencies require manufacturers of medical devices to comply with applicable laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of medical devices. Medical devices are generally subject to varying levels of regulatory control, the most comprehensive of which requires that a clinical evaluation program be conducted before a device receives approval for commercial distribution.

Veterinary Use

We would need to obtain specific permission from the FDA to distribute a new device in the United States and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally marketed device that is not subject to pre-market approval (“PMA”). A legally marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally marketed device following a 510(k) Submission. The legally marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, this data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the IDE and Human Subjects Protections or “Good Clinical Practice” regulations.

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

Federal healthcare laws apply when we or customers submit claims for items or services that are reimbursed under Medicare, Medicaid, or other federally funded healthcare programs. The principal federal laws include: (1) the False Claims Act which prohibits the submission of false or otherwise improper claims for payment to a federally-funded health care program; (2) the Anti-Kickback Statute which prohibits offers to pay or receive remuneration of any kind for the purpose of inducing or rewarding referrals of items or services reimbursable by a Federal health care program; (3) the Stark law which prohibits physicians from referring Medicare or Medicaid patients to a provider that bills these programs for the provision of certain designated health services if the physician (or a member of the physician’s immediate family) has a financial relationship with that provider; and (4) health care fraud statutes that prohibit false statements and improper claims to any third-party payer. There are often similar state false claims, anti-kickback, and anti-self-referral and insurance laws that apply to state-funded Medicaid and other health care programs and private third-party payers. In addition, the U.S. Foreign Corrupt Practices Act can be used to prosecute companies in the U.S. for arrangements with physicians, or other parties outside the U.S. if the physician or party is a government official of another country and the arrangement violates the law of that country.

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

International Sales

At the present time, we are not selling any products outside the United States. If we were to commence sales internationally, we would setup a marketing and compliance program dedicated to our international sales.

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

Employees and Human Capital

As of June 28, 2024, we have 20 employees. We also engage outside consultants to assist with research and development, clinical development and regulatory matters, investor relations, operations, and other functions from time to time.

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

Risks Relating to Our Financial Condition

The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market will most likely result in the Company’s securities being delisted from Nasdaq.

Our common stock and warrants are currently listed for trading on Nasdaq. On November 17, 2023, the Company received a letter from Nasdaq stating that the Company no longer meets the minimum $2.5 million stockholders’ equity requirement as of September 30, 2023, and that the continued listing of its securities is no longer warranted. Pursuant to Nasdaq Rules, the Company filed an appeal of this decision and the hearing date occurred on February 13, 2024. There can be no assurances that the Company will successfully appeal the delisting determination and receive an extension of time to demonstrate compliance with the Nasdaq stockholder equity rules.

If the Company’s securities are delisted from Nasdaq, it would likely have a negative effect on the price of the Company’s common stock and may impair a stockholder’s ability to sell or purchase shares of our common stock. In addition, delisting could impair our ability to raise additional capital.

We have incurred substantial losses to date and could continue to incur such losses.

We have incurred substantial losses since commencing our current business. For the year ended March 31, 2024, we lost approximately $11.0 million and had an accumulated deficit of approximately $82.8 million. In order to achieve and sustain future revenues, we must succeed in our current efforts to commercialize Spryng™ for treatment of dogs, cats and horses suffering from osteoarthritis. That will require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, conduct clinical trials and tests which show the safety and efficacy of Spryng™ in dogs and horses and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

As of March 31, 2024, we have cash or cash equivalents of approximately $87,000. Beginning on April 9, 2024, and ending on June 28, 2024, the Company raised $1,622,600 pursuant to the private offering of units to accredited investors. With these proceeds, along with an additional $750,000 of equity and/or debt proceeds, we anticipate that we will be adequate to satisfy operational and capital requirements through the end of 2024. If we are unable to realize substantial revenues in the near future, we will need to seek additional financing beyond this three-month period to continue our operations. We also most likely will require additional financing to develop additional new products or to expand into foreign markets. Accordingly, our ability to commercialize Spryng™ and other products may be dependent on our receipt of the net proceeds from our future financings.

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

The development and commercialization of animal care products is highly competitive, including significant competition from major pharmaceutical, biotechnology, and specialty animal health medical companies. Our competitors include Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi, S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health; Virbac Group; Ceva Animal Health; Vetaquinol; and Dechra Pharmaceuticals PLC. There also are several smaller stage animal health companies that have recently emerged in our industry and are developing therapeutics products that may compete with Spryng™, including Kindred Bio, Aratana Therapeutics, Next Vet, and VetDC.

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

We have entered into a clinical trial services agreement with Colorado State University and Ethos Veterinary Health. In the future, we may engage other educational institutions with a veterinary medical curriculum to conduct studies of Spryng™ and other products to be introduced by us. We expect to have limited control over the timing and resources that such third parties will devote to the studies. Although we must rely on third parties to conduct our studies, we remain responsible for ensuring any of our studies are conducted in compliance with protocols, regulations, and standards set by industry regulatory authorities and commonly referred to as current good clinical practices (“cGCPs”) and good laboratory practices (“GLPs”). These required clinical and laboratory practices include many items regarding the conducting, monitoring, recording, and reporting the results of target animal studies to ensure that the data and results of these studies are objective and scientifically credible and accurate.

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

Our Distribution Agreements with MWI and Covetrus are important to our business and if we were to lose our Distribution Agreement it would adversely affect our revenues and profitability.

We entered into a Distribution Agreement with MWI in June 2022. Our Distribution Agreement with MWI is important to our business. We generated 65% of our total revenues from Spryng™ products sold under the Distribution Agreement in the fiscal year ended March 31, 2024. If we were to lose our Distribution Agreement with MWI, it would have an adverse effect on our revenues and net income.

We entered into a Distribution Agreement with Covetrus in December 2023. Our Distribution Agreement with Covetrus is also important to our business. We generated 11% of our total revenues from Spryng™ products sold under the Distribution Agreement in the fiscal year ended March 31, 2024. If we were to lose our Distribution Agreement with Covetrus, it would have an adverse effect on our revenues and net income.

If our current sales and marketing program is insufficient or inadequate to support the current introduction of our Spryng™ product, we may not be able to sell this product in quantities to become commercially successful.

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts for Spryng™ in the United States through our direct sales to veterinarians and our distributorship relationships with MWI and Covetrus. There are significant risks involved in our building and managing an effective sales and marketing program, including our ability to manage and support our distribution relationship with MWI and Covetrus, our ability to hire, adequately train, maintain, and motivate qualified sales representatives for direct sales and to support our sales to MWI and Covetrus, to generate sufficient sales leads and other contacts, and establish effective product distribution channels. Any failure or substantial delay in the development of our internal sales and marketing program and distribution capabilities would adversely impact our business and financial condition.

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

We must accurately forecast demand for sales of Spryng™ in order to have adequate product inventory available to fill customer orders timely. Our forecasts will be based on multiple assumptions that may cause our estimates to be inaccurate, and thus affect our ability to ensure adequate manufacturing capability to satisfy product demand. Any material delay in our ability to obtain timely product inventories from our manufacturing facility and our ingredient suppliers could prevent us from satisfying increased consumer demand for our products, resulting in material harm to our brand and business. In addition, we will need to continuously monitor our inventory and product mix against forecasted demand to avoid having inadequate product inventory or having too much product inventory on hand. If we are unable to manage our supply chain effectively, our operating costs may increase materially.

Risks relating to our Intellectual Property

Failure to protect our intellectual property could harm our competitive position or cause us to incur significant expenses and personnel resources to enforce our rights.

Our success will depend significantly upon our ability to protect our intellectual property (“IP”) rights, including patents, trademarks, trade secrets, and process know-how, which valuable assets support our brand and the perception of Spryng™ and other products that we may commercialize in the future. We rely on patents, trademark, trade secret, and other intellectual property laws, as well as non-disclosure and confidentiality agreements to protect our intellectual property. Our non-disclosure and confidentiality agreements may not always effectively prevent disclosure of our proprietary IP rights and may not provide an adequate remedy in the event of an unauthorized disclosure of such information, which could harm our competitive position. We also may need to engage in costly litigation to enforce or protect our patent or other proprietary IP rights, or to determine the validity and scope of proprietary rights of others. Any such litigation could require us to expend significant financial resources and also divert the efforts and attention of our management and other personnel from our ongoing business operations. If we fail to protect our intellectual property, our business, brand, financial condition, and results of operations may be materially harmed.

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

As of June 1, 2024, our officers and directors beneficially own or control approximately 13.42% of our outstanding shares of common stock. This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have established policies and processes for assessing, identifying, and managing risks from cybersecurity threats, and have integrated these processes into our overall risk management systems and processes. We routinely assess risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.

We conduct periodic risk assessments to identify cybersecurity threats, as well as assessments in the event of a material change in our business practices that may affect information systems that are vulnerable to such cybersecurity threats. These risk assessments include identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.

Following these risk assessments, we evaluate whether and how to re-design, implement, and maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our CFO, who reports to our Board, to manage the risk assessment and mitigation process.

As part of our overall risk management system, we monitor our safeguards and train our employees on these safeguards. Personnel at all levels and departments are made aware of our cybersecurity policies through trainings integrated into new employee onboarding processes and annual employee re-training.

We engage consultants, experts, or other third parties in connection with our risk assessment processes. These third parties assist us in designing and implementing our cybersecurity policies and procedures, as well as in monitoring and testing our safeguards.

We require each third-party service provider who may have access to our systems and/or our sensitive data to confirm that it has the ability to implement and maintain appropriate security measures, consistent with all applicable laws, to implement and maintain reasonable security measures in connection with their work with us, and to promptly report any suspected breach of its security measures that may affect our company.

We have not experienced any cybersecurity incidents that have been determined to be material in the past, however, like other medical device companies, we have experienced cybersecurity incidents and may continue to experience them in the future. For additional information regarding whether any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, materially affected or are reasonably likely to materially affect our company, including our business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors” in this Annual Report on Form 10-K.

Governance

One of the key functions of our Board is informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.

Our CFO and representatives from our management committee on cybersecurity, which includes our Chief Business Development Officer and General Counsel, and our outside consultants, who collectively possess significant experience in evaluating, managing, and mitigating security and other risks, including cybersecurity risks, are primarily responsible to assess and manage our material risks from cybersecurity threats.

Our CFO and management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CFO and representatives from our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:

●	monitoring of Company computer and information systems for potential malware, ransomware and other malicious activity, and remediation of identified issues, including mitigation of identified risks and containment and elimination of any malicious software;

●	mandatory cybersecurity training as part of new employee onboarding along with required annual and periodic employee cybersecurity re-training;

●	monitoring of systems and network infrastructure by security information and event management application;

●	prompt incident reporting directly to the Board; and

●	escalation to the Company’s Audit Committee and Board as warranted based upon the nature of the identified issue.

Our CFO and/or representatives from our management committee on cybersecurity provide periodic briefings to the Audit Committee and the Board regarding our Company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like.

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

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations. Refer to Note 10. Commitments and Contingencies – Legal Proceedings, in the Notes to Consolidated Financial Statements set forth in Part II, Item 8. Financial Statements and Supplementary Data of this Annual Report, for further information regarding potential legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock was publicly traded on the Nasdaq Capital Market under the symbol “PETV” during fiscal 2024.

Number of Stockholders

As of March 31, 2024, there were approximately 320 stockholders of record. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock and anticipate that for the foreseeable future all earnings will be retained for use rather than paid out as cash dividends

Unregistered Sales of Securities

From January 2024 to March 2024, the Company issued 324,000 shares of common stock to four consultants for services provided to the Company valued at $333,660.

From January 2024 to March 2024, the Company issued 109,834 shares of common stock upon the vesting of restricted stock units granted to four employees, with 15,250 shares vesting on January 2, 2024, 1,250 shares vesting on March 12, 2024, and 93,334 shares vesting on March 28, 2024.

From January 2024 to March 2024, the Company sold 1,386,469 units to thirteen investors, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $0.90 per unit. In total the Company raised $1,247,819 pursuant to the private offering of the units. The warrants are immediately exercisable, have an exercise price of $1.50 per share (and no cashless exercise rights), and are exercisable until February 1, 2027.

From January 2024 to March 2024, the Company issued 164,340 shares upon the conversion of debt to one shareholder in the amount of $123,255 including accrued interest of $3,255. The effective conversion price was $1.60 per share.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Securities Authorized for Issuance

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of March 31, 2024.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflect in table)
Plans approved by shareholders(1)	1,140,933	$2.58	822,605
Plans not approved by shareholders(2)	562,817	$2.00	—

(1)	PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan.

(2)	Represents warrants granted to officers, directors, employees, financial advisors, consultants, investors, and other service providers pursuant to individual contracts, investments, awards, or arrangements for compensatory purposes.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

ITEM 6. RESERVED

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”), which require us to make estimates and assumptions that may affect the reported financial condition and results of operations should actual results differ from these estimates and assumptions. We base our estimates and assumptions on the best available information and believe them to be reasonable for the circumstances. We believe that of our significant accounting policies, the following involve a higher degree of judgment and complexity. Refer to Note 1 to the Consolidated Financial Statements for a complete discussion of our significant accounting policies. Management has reviewed these critical accounting policies and estimates with the Audit Committee of our Board of Directors.

Revenue Recognition. In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”). The Company recognizes revenue in accordance with ASC 606 using the modified retrospective method applied to all contracts. Revenue is recorded for syringes shipped to our distributors and veterinarian customers.

Asset Impairment. In accordance with ASC 360, Property, Plant, and Equipment (“ASC 360”), we evaluate the value of leasehold improvements and operating lease right-of-use assets that have been open for a period sufficient to reach maturity. Impairment losses are recorded on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the projected undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts. When events such as these occur, the impaired assets are adjusted to their estimated fair value and an impairment loss is recorded separately as a component of operating income.

Our impairment loss calculations require management to make assumptions and to apply judgment to estimate future cash flows and asset fair values. Significant assumptions used in our projected undiscounted cash flows analyses include revenue growth rates and expense reductions. Additionally, significant assumptions utilized in our fair value analyses include the assumptions, as well as market participant real estate assumptions and discount rate. We do not believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. However, if actual results are not consistent with our estimates and assumptions, our operating results could be adversely affected.

Share-Based Payments. We account for share-based payments in accordance with ASC 718, Compensation – Stock Compensation (“ASC 718”). To determine the fair value of our stock option awards, we use the binomial option-pricing model, which requires management to apply judgment and make assumptions to determine the fair value of our awards. These assumptions include estimating the length of time employees will retain their vested stock options before exercising them (the “expected term”) and the estimated volatility of the price of our common stock over the expected term.

We calculate a weighted-average expected term based on historical experience. Expected stock price volatility is based on historical volatility of our common stock. Changes in these assumptions can materially affect the estimate of the fair value of our share-based payments and the related amount recognized in our Consolidated Financial Statements.

Income Taxes. We calculate income taxes in accordance with ASC 740, Income Taxes (“ASC 740”), which requires the use of the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the difference between the Consolidated Financial Statement carrying amounts of existing assets and liabilities and their respective tax bases as computed pursuant to ASC 740. Deferred tax assets and liabilities are measured using the tax rates, based on certain judgments regarding enacted tax laws and published guidance, in effect in the years when those temporary differences are expected to reverse. A valuation allowance is established against the deferred tax assets when it is more likely than not that some portion or all of the deferred taxes may not be realized. Changes in our level and composition of earnings, tax laws or the deferred tax valuation allowance, as well as the results of tax audits, may materially impact the effective income tax rate.

We evaluate our income tax positions in accordance with ASC 740, which prescribes a comprehensive model for recognizing, measuring, presenting, and disclosing in the financial statements tax positions taken or expected to be taken on a tax return, including a decision whether to file or not to file in a particular jurisdiction. Under ASC 740, a tax benefit from an uncertain position may be recognized only if it is more likely than not that the position is sustainable based on its technical merits.

The calculation of the deferred tax assets and liabilities, as well as the decision to recognize a tax benefit from an uncertain position and to establish a valuation allowance require management to make estimates and assumptions. We believe that our assumptions and estimates are reasonable, although actual results may have a positive or negative material impact on the balances of deferred tax assets and liabilities, valuation allowances or net income.

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes that appear elsewhere in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this prospectus, particularly in “RISK FACTORS.” We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this prospectus.

We are a smaller reporting company and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our commercialization plans of our lead product Spryng™, to finance our clinical trials and to fund working capital and general corporate purposes.

The independent auditor’s report accompanying our March 31, 2024, consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, and our working capital is insufficient to fund our operations for the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATION

	For Fiscal Year Ended March 31,
	2024	2023
Revenues	$968,706	$917,162
Total Cost of Sales	229,180	221,036
Total Operating Expenses	11,360,866	9,429,578
Total Other Income (Expense)	(333,955)	15,844
Net Loss	(10,955,295)	(8,717,608)
Net loss per share - basic and diluted	$(.78)	$(.85)

For The Fiscal Year Ended March 31, 2024 (“fiscal 2024”) Compared to The Year Ended March 31, 2023 (“fiscal 2023”)

Total Revenues. Revenues were $968,706 in fiscal 2024 compared to $917,162 for fiscal 2023. Revenues in fiscal 2024 consisted of sales of our Spryng™ product to our Distributors of $731,813 and to veterinary clinics in the amount of $236,893. In the twelve months ended March 31, 2023, our revenues of $917,162 consisted of sales of our Spryng™ product to our Distributor of $636,345 and to veterinary clinics in the amount of $280,817. The increase in our revenues in the twelve months ended March 31, 2024, is due to sales to our Distributors pursuant to our Distribution Agreements.

Total Cost of Sales. Cost of sales was $229,180 in fiscal 2024 compared to $221,036 for fiscal 2023. Cost of sales includes product costs related to the sale of our Spryng™ products, labor and certain overhead costs, including the use of certain manufacturing equipment costs. The Company has historically prepared a manufacturing allocation on a quarterly basis based on certain manufacturing expenses as part of cost of sales.

Operating Expenses. Operating expenses increased to $11,360,866 in fiscal 2024 compared to $9,429,578 in fiscal 2023. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The increase is primarily due to increased G&A expenses and sales and marketing expenses related to the sale of our Spryng™ product.

General and administrative (“G&A”) expenses were $6,693,186 and $5,022,943 in fiscal 2024 and 2023, respectively. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation, and incremental public company costs.

Sales and marketing expenses were $3,399,666 and $3,410,277 in fiscal 2024 and 2023, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $1,268,014 and $996,358 in fiscal 2024 and 2023, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $10,621,340 and $8,733,452 in fiscal 2024 and 2023, respectively. The increase was related to the costs to support the launch of Spryng™ and the incremental public company costs.

Other (Expense) Income. Other income was ($333,955) in fiscal 2024 as compared to $15,844 in fiscal 2023. Other income in fiscal 2024 consisted of loss on extinguishment of debt of ($534,366), settlement payment of ($180,000) to David Masters offset by the extinguishment of payables of $385,874, and interest expense of ($6,463). Other income in fiscal 2023 consisted of net interest income of $15,844.

Net Loss. Our net loss in fiscal 2024 was $10,955,295 or ($0.78) as compared to a net loss of $8,717,608 or ($0.85) per share in fiscal 2023. The weighted average number of shares outstanding was 13,969,754 compared to 10,222,994 for fiscal 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On August 13, 2021, we closed an underwriting public offering of 2,500,000 units, at a price of $4.50 per unit. Net proceeds from the Public Offering were approximately $9,781,000, net of commissions and expenses of the offering. As of March 31, 2024, our current assets were $1,041,660 including $87,403 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,412,370 including $1,064,260 of accounts payable and accrued expenses. Our working capital deficit as of March 31, 2024 was $370,710.

The Company has continued to realize losses from operations. However, because of our recent offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through [list end date]. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $7,419,588 of net cash in operating activities in fiscal 2024. This cash used in operating activities was primarily attributable to our net loss of $10,955,295, an extinguishment of payables of $385,874, and an increase in inventory of $19,793, partially offset by stock compensation expense of $2,109,783, investor relations services paid in stock of $452,432, a decrease in accounts receivable of $68,020, a decrease in prepaid expenses and other assets of $41,870, and an increase in accounts payable and accrued expenses of $81,538.

Net Cash Used in Investing Activities – We used $309,104 of net cash in investing activities in fiscal 2024 consisting entirely on the purchase of equipment.

Net Cash Provided by Financing Activities – During fiscal 2024, we were provided with net cash of $7,340,781 from financing activities consisting primarily of $6,527,439 in stock and warrant sales and $670,000 from issuance of convertible debentures, $150,000 issuance of notes payable, which were offset by $6,658 in repayments of note payable.

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

At March 31, 2024, the Company’s inventory has a carrying value of $390,076 and is broken down into $35,442 of finished goods, $20,289 of work in process and $334,345 in raw material.

At March 31, 2023, the Company’s inventory has a carrying value of $370,283 and is broken down into $13,159 of finished goods, $53,398 of work in process and $303,726 in raw material.

MATERIAL COMMITMENTS

Note Payable and Accrued Interest

As of March 31, 2024, we are obligated on notes and accrued interest of $13,171.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2024, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2024 Form 10-K and consolidated financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. In August 2021, we raised approximately $9,781,000 from the sale of units in a Public Offering. Our working capital deficit at March 31, 2024 was $370,710.

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 1 to our consolidated financial statements attached hereto. We believe the critical accounting policies (Note 1 and Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation) involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as accounts receivable, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the consolidated financial statements for the year ended March 31, 2024. The change had no impact on the Company’s financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended March 31, 2024 and 2023 are being filed with this report and commence on page F-1, immediately following the signature page.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2024, our internal control over financial reporting was effective.

As a smaller reporting company, the Company is not required to include in this Annual Report on Form 10-K a report on the effectiveness of its internal control over financial reporting by the Company’s independent registered public accounting firm

Changes in internal control over financial reporting

In fiscal 2022, we had certain internal controls over financial reporting that were not effective, which related to: (i) deficiencies in segregation of duties, (ii) deficiencies in staffing or our financial accounting department, and (iii) limited checks and balances. We took steps to remedy these matters in fiscal 2023 and the quarter ended March 31, 2023. We added a full-time controller in March 2022 to increase the size of our accounting staff to address the concern that we do not effectively segregate certain accounting duties and have adequate staffing, which we believe resolved these material weaknesses in disclosure controls and procedures. By adding a full-time controller, we were also able to address the material weakness relating to limited checks and balances in approving purchases, payroll, disbursements, and other finance functions. In addition, we converted to a new accounting system and the Audit Committee increased its oversight role of our financial reporting process, which included reviewing our audited and interim financial statements and earnings releases on a quarterly basis.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended March 31, 2024, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position held with respect to our executive officers and directors as of June 28, 2024:

Name	Age	Positions and Offices With Registrant
John Lai	61	Chief Executive Officer, President, and Director
Garry Lowenthal	64	Chief Financial Officer
Randall Meyer	60	Chief Operating Officer
Spencer Breithaupt (2) (3)	63	Director
Joseph Jasper (1)(2)	59	Director
Robert Costantino (1)(3)	65	Director
Diane Levitan (2)	59	Director
James Martin (1)	85	Director and Chairman of the Board of Directors
Robert Rudelius (2)(3)	67	Director

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee.

Biographies of Directors and Officers

John Lai. Mr. Lai has served as a director and senior executive officer since March 2014, serving in various capacities that include serving as our Chief Financial Officer from May 2018 through December 2018 and serving as our Chief Executive Officer from March 2014 to May 2017 and June 2019 to present. From March 2012 to April 2016, Mr. Lai also was Chief Executive Officer and a director of Blue Earth Resources, Inc., a small public company that acquired and managed working interests in producing oil and gas leases in Louisiana. Mr. Lai has over thirty years of senior executive and operational management and financial experience while holding key executive positions with several public companies in various industries. In 1992, Mr. Lai founded, and until December 2012 was the principal owner and President of Genesis Capital Group, Inc., which provided significant consulting services to many public and private companies in powersports, technology, and other industries, while advising its clients in corporate development, mergers and acquisitions, and private and public capital-raising through equity offerings. Mr. Lai’s role as a co-founder of our Company and his many years of experience as a chief executive officer of many public or private companies are material factors regarding his qualifications to serve on our Board of Directors.

Garry Lowenthal. Mr. Lowenthal has over 25 years of extensive experience in senior operations and key finance management positions, both with private and public companies. He has developed a substantial background with equity capital raising transactions while managing both private placements and public offerings for various corporations. Mr. Lowenthal has vast financial and corporate management experience, including performing the functions as the Managing Partner of Security First International, Inc., a CFO advisory and management consulting firm, assuming the role of an advisor, acting chief financial officer and director of Elate Group, Inc. (Elate Moving LLC), a global moving and storage company based in New York City, through his CFO consulting company Security First International, Inc., and taking on the responsibilities of a director, Executive Vice President and Chief Financial Officer of Fision Corporation (OTCQB: FSSN). Furthermore, Mr. Lowenthal has served on the national board of Financial Executives International (FEI), a premier professional association for CFOs and other senior financial executives. He has also served as President of the Twin Cities Chapter of FEI and, in the past, as chairman of FEI’s national technology committee. Mr. Lowenthal has been on the Alumni Advisory Board of the Carlson School of Management at the University of Minnesota where he graduated with a master’s degree in taxation and finance and a Bachelor’s of Science in Business degree in Accounting and an Associates in Liberal Arts degree from the University of Minnesota. He has also served as a District Chairman for the Boy Scouts of America and serves on the President’s Cabinet for the local Council. Mr. Lowenthal is also a past President and Director for Kiwanis International in his local community club. As an operational CFO, along with his financial reporting and regulatory expertise, Mr. Lowenthal further understands the world of corporate governance, through his experiences serving as a fiduciary director. Finally, Mr. Lowenthal’s experiences working for two of the largest CPA/Consulting firms, PricewaterhouseCoopers (PwC) and Deloitte, with various client engagements in diverse industries, allows him to bring a unique perspective as an advisor to Boards of Directors of public companies.

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

Spencer Breithaupt. Mr. Breithaupt has over 30 years of management and leadership experience in the veterinary space, most recently with MWI Animal Health, a subsidiary of Amerisource Bergen (“MWI”), from December 2009 through December 2022. He served in several positions at MWI, including as the Vice President of Sales from December 2015 through May 2020 and the Vice President of Sales and Supply Chain Solutions from May 2020 through December 2022. He oversaw account segmentation which allowed MWI to expand from being a regional player to the largest US nationwide animal health distributor. Prior to joining MWI, he served as the Director of National Accounts at Wyeth/Fort Dodge Animal Health from 2007–2009, where he developed a distributor strategy and implemented the first minimum advertised pricing (“MAP”) model into the animal health industry. Mr. Breithaupt has also worked for Fortune 500 animal health companies, including Bristol Myer, Johnson & Johnson and Wyeth, where he held various sales and marketing roles. Growing up in the veterinarian industry as the son of a prominent veterinarian gave him great insight when launching his career into animal health. Mr. Breithaupt has seen the transformation of the animal-human bond, and it continues to make him passionate about improving our pet’s lives. Mr. Breithaupt extensive experience in the animal health distributor business is a material factor which demonstrates his qualifications to serve on our Board of Directors.

Robert Costantino. Mr. Costantino has served as director of the Company since July 27, 2022. Mr. Costantino is a retired senior executive with several decades of experience serving as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and in various other senior executive leadership positions at multiple large companies. Mr. Costantino is currently serving as a director and Chairman of the Audit Committee of Avenir Wellness Solutions, Inc. (OTC: AVRW), and several Yamaha Motor Finance companies. He served as Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer of WFS Financial (Nasdaq: WFSI), an automotive/commercial finance company from, while concurrently serving as Executive Vice President, Chief Financial Officer, and Chief Operating Officer of Westcorp (NYSE: WES), a regulated bank from 2005-2007. In each of these roles, Mr. Costantino was responsible for operational and financial oversight, including SEC filings, investor relations, and treasury. Mr. Costantino played a key role in negotiating the sale of both companies to Wachovia (Wells Fargo) for $3.9 billion. Prior to that, he was President, Chief Executive Officer and a director of Mitsubishi Motors Credit of America, an automotive finance company with over $10 billion in assets from 2002-2005, where he played a key role in improving profitability and negotiating the sale of the company’s assets to Merrill Lynch. Prior to that, he served for 17 years in various management positions of increasing responsibility at Volvo Cars of North America, including serving as Senior Vice President and Chief Financial Officer of both the automotive parent company and the captive finance company. Mr. Costantino is also a retired Certified Public Accountant. Mr. Costantino’s extensive executive leadership and financial experience, particularly in connection with publicly traded companies, demonstrates his qualifications to serve on our Board of Directors.

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

Diane Levitan. Dr. Levitan’s wide-ranging career in veterinary medicine has spanned over three decades since receiving her Veterinariae Medicinae Doctoris from the University of Pennsylvania School of Veterinary Medicine. She practiced internal medicine, emergency medicine, and critical care at Tufts University School of Veterinary Medicine and later founded Peace Love Pets Veterinary Care, PLLC in Commack, New York, a small animal veterinary care general practice that also specializes in internal medicine, diagnostic ultrasound endoscopy, and minimally invasive surgery. Dr. Levitan has served on the board of many veterinary medicine organizations, such as the New York Board of Regent’s Board for Veterinary Medicine, the American College of Hyperbaric Medicine, the American College of Veterinary Internal Medicine Foundation, and the International Veterinary Academy of Pain Management. Dr. Levitan has also served as a subject matter expert, consultant, and advisor to multiple businesses in the veterinary medicine industry. Dr. Levitan’s career has also extended into education, including her current position as Associate Professor of Veterinary Skills at Long Island University College of Veterinary Medicine and serving as a lecturer for Merial and Pfizer Animal Pharmaceutical companies on leptospirosis, other diseases, and vaccinations. Dr. Levitan has also been a prolific author and media contributor in the world of veterinary medicine. She has published many articles in professional journals and texts on subjects such as hyperbaric oxygen therapy and endoscopy, as well as in consumer publications such as the New York Times. She has also made many radio and television appearances, including being a Merck Animal Health Media Spokesperson and appearing on CNN as a veterinary expert. Additionally, Dr. Levitan is the founder and president of Helping Promote Animal Welfare, Inc. (Helping PAW), a 501(c)(3) tax-exempt public charity focused on ending pet overpopulation through education to the public and offering general veterinary health care services. Dr. Levitan’s extensive experience as a veterinarian is a material factor that demonstrates her qualifications to serve on our Board of Directors.

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

CORPORATE GOVERNANCE

Director Independence

During our fiscal year ended March 31, 2024, our common stock and warrants were listed on The Nasdaq Capital Market, or Nasdaq, under the symbols “PETV” and “PETVW,” respectively. Under Nasdaq Rule 5605 (“Nasdaq Rules”), independent directors must comprise a majority of a listed company’s board of directors.

Our Board of Directors has affirmatively determined, after considering all the relevant facts and circumstances, that each of Spencer Breithaupt, Robert Costantino, Joseph Jasper, James Martin, Diane Levitan, and Robert Rudelius are independent, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules.

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

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. Our Audit Committee consists of three independent directors who are Robert Costantino (Chair), Joseph Jasper, and James Martin. Our Compensation Committee consists of three independent directors who are Robert Rudelius (Chair), Spencer Breithaupt, and Robert Costantino. Our Nominating Committee consists of three independent directors who are Joseph Jasper (Chair), Robert Rudelius, and Diane Levitan.

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

Director Compensation

The following table provides information on compensation paid to our non-employee directors for their services as members of our board of directors during our fiscal year ended March 31, 2024:

Name of Director	Fees paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)	Total ($)
Robert Costantino	$—	$—	$27,626	$—	$27,626
Joseph Jasper	$—	$—	$27,626	$—	$27,626
James Martin	$—	$—	$29,468	$—	$29,468
Robert Rudelius	$—	$—	$27,626	$—	$27,626
Spencer Breithaupt	$—	$—	$71,353	$—	$71,353
Diane Levitan	$—	$—	$31,255	$—	$31,255
Scott Johnson(3)	$8,750	$—	$—	$—	$8,750
Leslie Coolidge(3)	$9,375	$—	$—	$—	$9,375

(1)	The value in this column reflects the aggregate grant date fair value of the stock award as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 11 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2024 Form 10-K.

(2)	The value in this column reflects the aggregate grant date fair value of the stock options as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2024 Form 10-K. As of March 31, 2024, the aggregate number of options outstanding (vested and unvested) for Mr. Costantino, Mr. Jasper, Mr. Martin, Mr. Rudelius, Mr. Breithaupt, and Ms Levitan was 66,467, 62,355, 66,062, 62,355, 50,747, and 35,954 respectively.

(3)	Ms. Coolidge and Mr. Johnson were no longer Board members, effective as of November 17, 2023.

General Policy Regarding Compensation of Non-Employee Directors

Directors who are not employees of the Company are paid director’s fees, in cash, stock options, or a combination thereof. In fiscal 2024, all compensation was paid with stock options.

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

Our named executive officers (“Named Executive Officers” or “NEO’s”) for fiscal year ended March 31, 2024 (“fiscal 2024”) were as follows:

●	John Lai, our Chief Executive Officer and President;
●	Garry Lowenthal, our Chief Financial Officer;
●	Robert J. Folkes, our former Chief Financial Officer; and
●	Randall Meyer, our Chief Operating Officer.

Certain information regarding the compensation of our Named Executive Officer for our fiscal years ended March 31, 2024 (“fiscal 2024”) and March 31, 2023 (“fiscal 2023”) is provided on the following pages.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid to or earned by our Named Executive Officers for fiscal 2024 and 2023.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John Lai	2024	350,000	—		143,500	—	$3,912	$497,412
CEO and President	2023	306,260	—		175,000	—	$6,387	$487,637

Garry Lowenthal	2024	22,778	10,000	(7)	—	—	—	32,778
Chief Financial Officer(6)	2023	—	—		—	—	—	—

Robert J Folkes	2024	58,923	—		14,980	—	$13,657	$87,560
Former Chief Financial Officer(4)	2023	265,000	—		—	439,206	$8,066	$712,272

Randall Meyer	2024	270,000	—		23,184	—	$12,912	$306,096
Chief Operating Officer(5)	2023	240,833	—		—	—	$4,581	$245,414

(1)	In lieu of receiving cash in the amount of $29,167 for one month’s salary payment, Mr. Lai received an aggregate of 10,100 shares of the Company’s common stock. The stock was valued at a price of $2.8878 per share in fiscal year 2023.

(2)	Amounts shown represent grant date fair value computed in accordance with ASC Topic 718, with respect to restricted stock awards (based on the closing price of our common stock on the grant date) and stock option awards. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” of our audited consolidated financial statements included in our 2023 Form 10-K.

(3)	Represents the payment of health insurance premiums by the Company for Mr. Lai and Mr. Folkes.

(4)	Mr. Folkes was appointed to serve as the Company’s Chief Financial Officer on April 14, 2021 and resigned as of February 29, 2024.

(5)	Mr. Meyer was appointed to serve as the Company’s Chief Operating Officer on September 10, 2021.

(6)	Mr. Lowenthal was appointed to serve as the Company’s Chief Financial Officer on March 8, 2024.

(7)	Mr. Lowenthal received a $10,000 signing bonus with his employment contract.

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

John Lai

Mr. Lai has served as our Chief Executive Officer from March 2014 to May 2017 and June 2019 to the present. Mr. Lai’s base salary was $100,000 from April 1, 2022, which was increased to $275,000 effective as of September 1, 2022 and increased to $350,000 as of November 1, 2022.

In February 2023, Mr. Lai agreed that he would receive his salary payments in shares of the Company’s common stock in lieu of cash from March 1, 2023 through August 31, 2023 (the “Interim Period”) The Compensation Committee approved issuing 60,600 Shares (the “Total Interim Shares”) to Mr. Lai for his service during the Interim Period as a restricted stock award unit agreement (“RSU Award Agreement”) under the Equity Incentive Plan. The Compensation Committee calculated the number of Total Interim Shares by taking (A) Mr. Lai’s salary during the Interim Period ($175,000) divided by (B) the volume weighted average closing price of the Company’s common stock during the 10-day period preceding February 22, 2023 ($2.8878), rounded up to the nearest whole share. The Compensation Committee approved the vesting of 10,100 of the RSU’s on March 1, 2023, with an additional 10,100 of the RSU’s vesting on the first day of each month thereafter such that all of the RSU’s would be fully vested on August 1, 2023, subject to Mr. Lai’s continued employment with the Company through each applicable vesting date. Additional terms of the RSU Award Agreement are set forth in the Equity Incentive Plan.

Garry Lowenthal

Mr. Lowenthal joined the Company as its Chief Financial Officer on March 8, 2024 and his salary is $200,000 per year, plus a $10,000 signing bonus.

Robert J. Folkes

Mr. Folkes joined the Company as its Chief Financial Officer on April 14, 2021, and his initial salary was $190,000 per year, which was increased to $240,000 per year effective as of September 1, 2022 and increased to $300,000 as of November 1, 2022. Mr. Folkes resigned from the Company effective as of February 7, 2024.

Randall Meyer

Mr. Meyer joined the Company, as its Chief Operating Officer, on September 1, 2021 and his base salary is $220,000 per year which was increased to $270,000 as of November 1, 2022.

Bonuses

The Company established a bonus plan for its Named Executives with a performance target based on total revenues in each fiscal year. If the Company achieved the performance target for the target fiscal year, the Named Executives would receive a bonus equal to a certain percentage of their respective salary.

In November 2022, the Company established target bonuses for the bonus plan for its Named Executives with performance targets based on total revenues and individual objectives for fiscal 2023. The Company did not achieve its revenue target for fiscal 2023, so the Named Executives did not receive performance bonuses under the Bonus Plan. As such, the Compensation Committee did not award discretionary bonuses to any Named Executive Officers in fiscal 2023.

In November 2023, the Company established target bonuses for a bonus plan for its Named Executive Officers with performance targets based on total revenues and individual objectives for fiscal 2024. The Company did not achieve its revenue target for fiscal 2024, so the Named Executive Officers did not receive performance bonuses under the Bonus Plan.

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

Fiscal 2022

On April 14, 2021, the Company granted 34,000 RSUs to Mr. Folkes pursuant to the terms of his employment agreement. These RSUs vest over a three-year period, with 10,000 RSUs vesting on January 1, 2022, 10,000 vesting on January 1, 2023, and 14,000 vesting on January 1, 2024, subject to Mr. Folkes remaining employed at the Company. These RSUs will automatically vest if there is a Change in Control (as defined in our Equity Incentive Plan).

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

Fiscal 2023

On October 19, 2022 the Compensation Committee granted nonqualified stock options of 200,000 shares to Mr. Folkes the vest equally over a three-year period with 66,667 shares beginning on October 19, 2022. These options will automatically vest if there is a Change in Control (as defined in our Equity Incentive Plan).

On February 24, 2023, the Compensation Committee entered into a second amendment to an employment agreement with Mr. Lai pursuant to which it granted him equity in exchange for salary for the six-month period beginning on March 1, 2023 and ending on August 31, 2023. The Company granted Mr. Lai totaling 60,600 shares, the Interim Shares, which vest in equal monthly amounts of 10,100 shares beginning March 1, 2023 in lieu of his salary payments for a six-month period. For additional detail on the Interim Shares, see “Executive Employment Agreements.

Fiscal 2024

The Compensation Committee did not grant options or stock awards to any Named Executive Officers during fiscal 2024.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2024

The following table sets forth for each Named Executive Officer, information regarding outstanding equity awards as of March 31, 2024. Market value is based on the closing stock price of $1.07 on March 31, 2024.

		Option Awards					Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)		Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
John Lai	10/31/2019	90,000		—	2.24	10/31/2024	—		$—
	12/31/2019	19,847		—	1.95	12/31/2024	—		—
	3/31/2020	24,253		—	1.27	3/31/2025	—		—
	6/30/2020	7,441		—	1.60	6/30/2025	—		—
	9/25/2021						100,500	(2)	276,375

Robert J. Folkes	10/19/2022	66,667	(3)	133,333	$2.40	10/18/2029
	9/02/2021	—		—			32,000	(4)	$88,000

Garry Lowenthal (6)	—	—		—	—	—	—		$—

Randall Meyer	1/15/2020	10,547		—	1.20	1/15/2029	—		$—
	12/31/2019	1,213		—	1.95	12/31/2024	—		—
	3/31/2020	1,104		—	1.27	3/31/2025	—		—
	6/30/2020	559		—	1.60	6/30/2025	—		—
	9/09/2021	—		—	—	—	21,666	(5)	59,582

(1)	The value reported for the RSUs was determined by multiplying the number of unvested RSUs by the closing market price of $2.75 of the Company’s common stock on March 31, 2023.

(2)	Comprised of 50,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, and 50,500 unvested shares underlying an RSU award granted on February 24, 2023, which will vest in equal monthly installments of 10,100 shares beginning April 1, 2023, with both awards subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a Change of Control (as defined in our Equity Incentive Plan).

(3)	Mr. Folkes was granted a nonqualified stock option grant on October 19, 2022 to purchase 200,000 shares of our common stock at an exercise price of $2.40 per share. The options have a seven-year life and vest 66,667 shares on October 19. 2022, 66,667 shares on October 19, 2023, and 66,666 shares on October 19, 2024. The options will vest automatically if there is a change of control (as defined in our Equity Incentive Plan).

(4)	Comprised of 14,000 unvested shares underlying an RSU award granted on April 14, 2021, which will vest on January 1, 2024, and 18,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, with both RSU awards subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a change of control (as defined in our Equity Incentive Plan).

(5)	Comprised of 21,666 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a Change of Control (as defined in our Equity Incentive Plan).

(6)	Mr. Lowenthal employment began on March 8, 2024. No stock grants or any RSUs were issued in fiscal year 2024.

Executive Employment Agreements

Effective as of November 10, 2021, the Company entered into new employment agreements with Mr. Lai to serve as the Company’s Chief Executive Officer which replaced his employment agreement dated October 1, 2019, and Mr. Folkes to serve as the Chief Financial Officer which replaced his employment agreement dated April 14, 2021. In addition, the Company entered into a new employment agreement with Randall Meyer to serve as the Company’s Chief Operating Officer effective as of November 10, 2021. All of these employment agreements were amended in November 2022 to increase the base salaries of the executive officers, effective as of November 1, 2022. In addition, Mr. Lai’s employment agreement was amended in February 2023 to provide that he would receive his salary payments in the form of equity instead of cash for the six-month period beginning on March 1, 2023 through August 31, 2023. With the exception of the salary and severance payments, the employment agreements are substantially similar.

All of these employment agreements expire on September 30, 2024. Messrs. Lai, Folkes, and Meyer each have annual base salaries of $350,000, $300,000, and $270,000, respectively, subject to potential increase or decrease from time to time as determined by the Compensation Committee of the Board of Directors. As previously noted, Mr. Lai received his salary payments in shares of the Company’s common stock from March 1, 2023 through August 31, 2023. The Compensation Committee approved issuing 60,600 Shares (the “Total Interim Shares”) to Mr. Lai for his service during the Interim Period as a restricted stock award unit agreement (“RSU Award Agreement”) under the Company’s Equity Incentive Plan. The Compensation Committee calculated the number of Total Interim Shares by taking (A) Mr. Lai’s salary during the Interim Period ($175,000) divided by (B) the volume-weighted average closing price of the Company’s common stock during the 10-day period preceding February 22, 2023 ($2.8878), rounded up to the nearest whole share. The Compensation Committee approved the vesting of 10,100 of the RSUs on March 1, 2023, with an additional 10,100 of the RSUs vesting on the first day of each month thereafter such that all of the RSUs would be fully vested on August 1, 2023, subject to Mr. Lai’s continued employment with the Company through each applicable vesting date. Additional terms of the RSU Award Agreement are set forth in the Equity Incentive Plan.

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

On January 19, 2024, Robert J. Folkes informed the Board of Directors (the “Board”) of PetVivo Holdings, Inc. (the “Company”) that he will be resigning as Chief Financial Officer (“CFO”) of the Company, effective as of February 2, 2024. Mr. Folkes informed the Board that he will continue to provide CFO and accounting services to the Company, until it hires a new full-time Chief Financial Officer. The Company and Mr. Folkes intend on entering into a transition services agreement on or before February 2, 2024.

On March 8, 2024, PetVivo Holdings, Inc. (the “Company”) appointed Garry Lowenthal to serve as the Company’s Chief Financial Officer, with an annual salary of $200,000 per year, plus a $10,000 signing bonus with a term of three years. Mr. Lowenthal was also granted 90,000 RSU shares vesting at 45,000 shares on January 28, 2025 and 45,000 shares on January 28, 2026.

Potential Payments on Change in Control or Termination without Cause under November RSU Grants

The employment agreements for Mr. Lai, Mr. Lowenthal, and Mr. Meyer do not contain any provisions providing for the acceleration of any salary or bonus payments if there is a change in control. The RSU Grants awarded to Mr. Lai, Mr. Folkes, and Mr. Meyer on September 9, 2021, and to Mr. Folkes on April 14, 2021 pursuant to our Equity Incentive Plan contain provisions that provide for accelerated vesting of the RSUs if there is a change of control of the Company (as such term is defined in the Equity Incentive Plan). In addition, if Mr. Lai, Mr. Folkes, or Mr. Meyer is terminated without cause, any RSUs that would have vested on or before the first anniversary of such termination had the executive remained employed shall be accelerated and deemed to have vested as of the termination date. Any time-based Restricted Shares that have not vested as described above may not be transferred and will be forfeited on the date the Named Executive Officer’s employment with the Company terminates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 28, 2024 (the “Record Date”), we had 19,868,852 shares of our common stock issued and outstanding. The following table sets forth, as of the Record Date, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors, and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers, and beneficial owners of more than 5% of our outstanding common stock is c/o PetVivo Holdings, Inc., 5151 Edina Industrial Blvd., Edina, MN 55439. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Beneficial Ownership (%)
John Lai (2)	1,440,507	7.25%
Garry Lowenthal (3)	0	*
Randall Meyer (4)	620,325	3.12%
James Martin (5)	182,341	*
Joseph Jasper (6)	91,034	*
Diane Levitan (7)	35,954	*
Robert Rudelius (8)	223,748	1.13%
Robert Costantino (9)	41,483	*
Spencer Breithaupt(10)	30,508	*
All Directors and Executive Officers as a Group (9 Persons) (11)	2,665,900	13.42%

Owners of more than 5% of our Stock
Alan Sarroff (12)	2,718,544	13.70%
Stanley Cruden (13)	1,653,223	8.32%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o PetVivo Holdings, Inc., 5151 Edina Industrial Boulevard, Suite 575, Minneapolis, MN 55439.

(2)	Amount consists of 1,288,592 shares owned directly by Mr. Lai and warrants to purchase 141,815 shares and RSUs for 10,100 shares that are vested or will vest within 60 days of the Record Date.

(3)	Garry Lowenthal was granted 90,000 common shares to vest as follows: 45,000 shares on January 28, 2025and 45,000 shares on January 28, 2026.

(4)	Amount consists of 606,902 shares that are owned directly by Mr. Meyer and includes warrants to purchase 13,423 shares that are vested or will vest within 60 days of the Record Date.

(5)	Amount includes 146,041 shares held by Mr. Martin directly, and 2,289 shares held by his personal holding company controlled by Mr. Martin and 113 shares held by his spouse and options held by Mr. Martin to purchase 33,898 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(6)	Amount includes 34,754 shares held by Mr. Jasper directly, and 2,000 shares held by his spouse and warrants to purchase 22,500 shares and options held by Mr. Jasper to purchase 31,780 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(7)	Amount consists of options held by Ms. Levitan to purchase 35,954 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(8)

Amount includes 172,280 shares held by Mr. Rudelius directly, in his IRA, and by Noble Ventures, LLC,a company controlled by Mr. Rudelius and warrants to purchase 19,688 shares and stock options to purchase 31,780 shares that are vested or will vest within 60 days of the Record Date.

(9)	Amount includes 9,703 shares held by Mr. Costantino directly and options held by Mr. Costantino to purchase 31,780 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(10)	Amount consists of options held by Mr. Breithaupt to purchase 30,508 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(11)	Amount includes 2,665,900 shares held by the Named Executive Officers directly warrants, stock options and RSUs held by all of our Named Executive Officers and directors, as a group, to purchase and or vest an aggregate of 396,766 shares that are vested or will vest within 60 days of the Record Date.

(12)	As reported in Mr. Sarroff’s Schedule 13G filed with the SEC on May 15, 2024, reported ownership as A.L. Sarroff Fund, LLC,. Mr. Sarroff’s directly owns 2,718,544 common shares and 2,138,696 warrants as follows: The Warrants are exercisable on the following schedule: $1,166,000.00 exercisable as of August 4, 2026, 111,000 exercisable as of December 6, 2026, and 861,696 as of April 29, 2027.

(13)	As reported in Mr. Cruden’s Schedule 13G filed with the SEC on May 30, 2024, Mr. Cruden directly owns 1,653,223 common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a summary of the transactions since April 1, 2020 between the Company and its executive officers, directors, nominees for directors, principal shareholders, and related parties involving amounts in excess of $120,000 or that the Company has chosen to voluntarily disclose.

David Masters

Settlement Agreement

David Masters, a former employee, board member, and consultant to the Company, threatened to file suit against the Company to recover in excess of $2 million in 2022 Masters’ threatened litigation relates to allegations that the Company promised him additional compensation, shares, warrants, and future employment while he was associated with the Company. The Company mediated these claims with Masters in 2022 and executed a mediated settlement agreement resolving these claims for a one-time payment of $180,000, to be effective upon execution of a long form agreement containing these and other settlement terms. The parties appointed the mediator as arbitrator to resolve any disputes arising during the drafting of the long form agreement on commercially reasonable terms. In early 2023, Masters commenced arbitration to have certain terms in the long form agreement decided. The arbitrator issued an award setting the final terms of the agreement.

In September 2023, Masters executed the long-term agreement, and the Company recorded a settlement expense of $180,000. The settlement was paid in October 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Information:

Auditor Name: Assurance Dimensions Inc.

PCAOB ID - 5036

Location: Margate, Florida

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2024 and 2023 for professional services rendered by Assurance Dimensions Inc., the principal accountant for the audit of the Company’s annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $118,500 and $40,500 respectively. Assurance Dimensions provided services for the years ended March 31, 2024 and March 31, 2023.

Audit-Related Fees

For the fiscal years ended March 31, 2024 and 2023, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2024, and 2023, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Assurance Dimension and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Assurance Dimension during Fiscal 2024 and 2023.

The Audit Committee has considered the nature and amount of the fees billed by Assurance Dimension, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Assurance Dimension.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-8 filed with the SEC on June 17, 2022).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 in the Company’s Registration Statement on Form S-8 filed with the SEC on October 18, 2022).

4.1	Description of Registrant’s Securities*

10.1	Employment Agreement effective as of November 10, 2021 between PetVivo Holdings, Inc. and John Lai, as amended in November 1, 2022 and February 24, 2023 (incorporated by reference to Exhibit 10.1 in the Company’s Annual Report on Form 10-K for fiscal 2023 filed with the SEC on June 29, 2023).+

10.2	Employment Agreement effective as of November 10, 2021 between PetVivo Holdings, Inc. and Robert Folkes, as amended in November 1, 2022. (incorporated by reference to Exhibit 10.2 in the Company’s Annual Report on Form 10-K for fiscal 2023 filed with the SEC on June 29, 2023).+

10.3	Employment Agreement effective as of November 10, 2021 between PetVivo Holdings, Inc. and Randall Meyer, as amended in November 1, 2022 (incorporated by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2023).+

10.4	Employment Agreement and Restricted Stock Award Agreement, dated March 8, 2024, between PetVivo Holdings, Inc. and Garry Lowenthal (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 14, 2024)

10.5	PetVivo, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix B in the Company’s Definitive Information Statement filed with the SEC on September 1, 2020).+

10.6	Form of Stock Option Agreement for use with the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.7

Form of Restricted Stock Unit Award Agreement for use with PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.8	Distribution Services Agreement made as of June 17, 2022 by and between MWI Veterinary Supply Co, Inc. and PetVivo Holdings, Inc. (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on 10-Q filed with the SEC on August 11, 2022).

10.9	First Amendment to Distribution Services Agreement between PetVivo Holdings,Inc. and MWI Veterinary Supply Company (incorporated by reference to Exhibit 10.2 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed with the SEC on February 12, 2024).

10.10	Distribution Services Agreement effective as of January 1, 2024 between PetVivo Holdings, Inc. and Covetrus North America, LLC. (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, filed with the SEC on February 12, 2024).

10.11	Lease dated January 10, 2023 by and between PetVivo Holdings, Inc. and Dewey AL L.L.C. and Dewey MS L.L.C* (incorporated by reference to Exhibit 10.8 in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC on June 29, 2023).

10.12	Confidential Settlement and Mutual Release Agreement entered into on September 8, 2023 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Report on Form 8-K filed with the SEC on September 13, 2023).

10.13	Consulting Agreement effective September 1, 2020 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.4 in the Company’s Report on Form 8-K filed with he SEC on September 19, 2020).

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).

23.1	Consent of Assurance Dimensions, Inc.*

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

97.1	Petvivo Holdings, Inc. Clawback Policy.*+

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+ Indicates compensatory plan

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

ITEM 17.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc.,
a Nevada corporation

June 28, 2024	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

June 28, 2024	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Lai	June 28, 2024
John Lai
CEO, President, and Director
(Principal Executive Officer)

/s/ Garry Lowenthal	June 28, 2024
Garry Lowenthal
Chief Financial Officer

/s/ Spencer Breithaupt	June 28, 2024
Spencer Breithaupt
Director

/s/ Diane Levitan	June 28, 2024
Diane Levitan
Director

/s/ Robert Costantino	June 28, 2024
Robert Costantino
Director

/s/ Joseph Jasper	June 28, 2024
Joseph Jasper
Director

/s/ James Martin	June 28, 2024
James Martin
Director

/s/ Robert Rudelius	June 28, 2024
Robert Rudelius
Director

PETVIVO HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for the Years Ended March 31, 2024 and 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Petvivo Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Petvivo Holdings, Inc. (the Company) as of March 31, 2024 and 2023, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the two year period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph- Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the consolidated financial statements, the Company has suffered recurring losses. For the year ended March 31, 2024, the Company had a net loss of $10,955,295 and net cash used in operating activities of $7,419,588; and as of March 31, 2024 an accumulated deficit of $82,799,324. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 10. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

June 28, 2024

ASSURANCE DIMENSIONS, LLC

also d/b/a McNAMARA and ASSOCIATES, LLC

TAMPA BAY: 4920 W Cypress Street, Suite 102 | Tampa, FL 33607 | Office: 813.443.5048 | Fax: 813.443.5053

JACKSONVILLE: 4720 Salisbury Road, Suite 223 | Jacksonville, FL 32256 | Office: 888.410.2323 | Fax: 813.443.5053

ORLANDO: 1800 Pembrook Drive, Suite 300 | Orlando, FL 32810 | Office: 888.410.2323 | Fax: 813.443.5053

SOUTH FLORIDA: 2000 Banks Road, Suite 218 | Margate, FL 33063 | Office: 754.800.3400 | Fax: 813.443.5053

www.assurancedimensions.com

“Assurance Dimensions” is the brand name under which Assurance Dimensions, LLC including its subsidiary McNamara and Associates, LLC (referred together as “AD LLC”) and AD Advisors, LLC (“AD Advisors”), provide professional services. AD LLC and AD Advisors practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. AD LLC is a licensed independent CPA firm that provides attest services to its clients, and AD Advisors provide tax and business consulting services to their clients. AD Advisors, and its subsidiary entities are not licensed CPA firms.

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2024	March 31, 2023
Assets:
Current Assets
Cash and cash equivalents	$87,403	$475,314
Accounts receivable, net of allowance for credit losses	18,669	86,689
Inventory, net	390,076	370,283
Prepaid expenses and other current assets	545,512	491,694
Total Current Assets	1,041,660	1,423,980

Property and Equipment, net	821,656	630,852

Other Assets:
Operating lease right-of-use assets	1,194,348	317,981
Patents and trademarks, net	30,099	38,649
Security deposit	27,490	27,490
Total Other Assets	1,251,937	384,120
Total Assets	$3,115,253	$2,438,952

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$821,230	$588,713
Accrued expenses	243,030	779,882
Operating lease liability – current portion	190,589	78,149
Notes payable and accrued interest-current portion	157,521	6,936
Total Current Liabilities	1,412,370	1,453,680
Other Liabilities
Operating lease liability (net of current portion)	1,003,759	20,415
Note payable and accrued interest (net of current portion)	13,171	239,832
Total Other Liabilities	1,016,930	260,247
Total Liabilities	2,429,300	1,713,927

Commitments and Contingencies (see Note 10)	0	0

Stockholders’ Equity:
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized, 0 and 0 shares issued and outstanding at March 31, 2024 and March 31, 2023	-	-
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 17,058,620 and 10,950,220 shares issued and outstanding at March 31, 2024 and March 31, 2023, respectively	17,059	10,950
Common Stock to be Issued	-	137,500
Additional Paid-In Capital	83,468,218	72,420,604
Accumulated Deficit	(82,799,324)	(71,844,029)
Total Stockholders’ Equity	685,953	725,025
Total Liabilities and Stockholders’ Equity	$3,115,253	$2,438,952

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2024	2023
Revenues	$968,706	$917,162

Cost of Sales	229,180	221,036
Gross Profit	739,526	696,126

Operating Expenses:

Sales and Marketing	3,399,666	3,410,277
Research and Development	1,268,014	996,358
General and Administrative	6,693,186	5,022,943

Total Operating Expenses	11,360,866	9,429,578

Operating Loss	(10,621,340)	(8,733,452)

Other (Expense) Income
Loss on Extinguishment of Debt	(534,366)	-
Settlement Expense	(180,000)	-
Extinguishment of payables	386,874	-
Interest (Expense) Income	(6,463)	15,844
Total Other (Expense) Income	(333,955)	15,844

Loss before taxes	(10,955,295)	(8,717,608)

Net Loss	$(10,955,295)	$(8,717,608)

Net Loss Per Share:
Basic and Diluted	$(0.78)	$(0.85)

Weighted Average Common Shares Outstanding:
Basic and Diluted	13,969,754	10,222,994

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Year Ended March 31, 2024

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025
Common stock sold	4,684,048	4,685	6,660,254	-	(137,500)	6,527,439
Stock issued for services	890,500	891	1,489,950	-	-	1,490,841
Return of stock issued for services	(250,000)	(250)	(537,250)	-	-	(537,500)
Conversion of debt and interest to common stock	549,340	549	700,206	-	-	700,755
Value of stock and warrants on extinguishment of debt	-	-	509,310	-	-	509,310
Cashless warrant exercise	34,678	34	(34)	-	-	-
Vesting of restricted stock units in lieu of compensation	50,500	51	115,544	-	-	115,595
Vesting of restricted stock units	149,334	149	(149)	-	-	-
Stock based compensation	-	-	2,109,783	-	-	2,109,783
	-	-	-	-
Net loss	-	-	-	(10,955,295)	-	(10,955,295)
Balance at March 31, 2024	17,058,620	$17,059	$83,468,218	$(82,799,324)	$-	$685,953

Year Ended March 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2022	9,988,361	$9,988	$69,103,155	$(63,126,421)	$-	$5,986,722
Common stock sold	610,011	610	1,388,635	-	-	1,389,245
Cash paid to exercise warrants	48,664	49	66,509	-	-	66,558
Stock issued for services	126,000	126	399,714	-	-	399,840
Stock-based compensation	-	-	1,462,768	-	-	1,462,768
Vesting of restricted stock units	177,184	177	(177)	-	-	-
Common stock subscribed	-	-	-	-	137,500	137,500
Net loss	-	-	-	(8,717,608)	-	(8,717,608)
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025

The accompanying notes are an integral part of these audited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2024	March 31,2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the year	$(10,955,295)	$(8,717,608)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	2,109,783	1,462,768
Depreciation and amortization	126,850	114,434
Investor relations services paid in stock	452,432	507,600
Consulting services paid in stock	405,221	-
Stock issued in lieu of compensation	115,595	-
Loss on extinguishment of debt	534,366	-
Interest on convertible debentures	5,699	-
Extinguishment of payables	(385,874)	-
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses and other assets	41,870	(66,450)
Decrease (increase) in accounts receivable	68,020	(84,093)
Increase in inventory	(19,793)	(271,970)
Increase in accounts payable and accrued expenses	81,538	260,836
Net Cash Used In Operating Activities	(7,419,588)	(6,794,483)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(309,104)	(423,934)
Net Cash Used in Investing Activities	(309,104)	(423,934)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	6,527,439	1,389,245
Proceeds from issuance of convertible debentures	670,000	-
Proceeds from issuance of note payable	150,000	-
Proceeds from common stock to be issued	-	137,500
Proceeds from exercise of warrants	-	66,558
Repayments of notes payable	(6,658)	(6,399)
Net Cash Provided by Financing Activities	7,340,781	1,586,904
Net (Decrease) Increase in Cash	(387,911)	(5,631,513)
Cash at Beginning of Year	475,314	6,106,827
Cash at End of Year	$87,403	$475,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$1,573	$2,842
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Convertible debentures and accrued interest converted to common stock	$700,755	$-
Prepaid stock granted for investor relations services	$216,978	$399,840
Increase to operating lease right of use asset and operating lease liability	$876,367	$88,013

The accompanying notes are an integral part of these audited consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2024 and 2023

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

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly-owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo, Inc. All intercompany accounts have been eliminated during consolidation.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2024.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At March 31, 2024 and 2023, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consists primarily of amounts due from a distributor (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable as well as a forecast of projected credit losses. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable since all receivables to date have been collected. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable are fully collectible. Accordingly, as of March 31, 2024 and 2023, our allowance for credit losses was zero.

In fiscal 2023, the Company has adopted an accounting standard: Adoption of ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach to estimate lifetime expected credit losses on certain types of financial instruments, including trade receivables

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the years ended March 31, 2024 and 2023.

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

The Company had 7,768,946 warrants outstanding as of March 31, 2024, with varying exercise prices ranging from $1.20 to $6.67 per share. The weighted average exercise price for these warrants is $3.29 per share. These warrants were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 32,000 restricted stock units outstanding as of March 31, 2024, which were excluded from the weighted average number of shares because they are considered anti-dilutive.

The Company had 1,509,122 options outstanding as of March 31, 2024, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options is $1.98 per share. These options are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

The Company had 884,849 options outstanding as of March 31, 2023, with varying exercise prices ranging from $1.39 to $2.79 per share. The weighted average exercise price for these options is $2.19 per share. These options are excluded from the weighted average number of shares because they are considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the year ended March 31, 2024 and 2023, the Company recognized revenue from product sales under the Agreement of $626,176 and $636,345, respectively. This represents 65% and 69% of total revenues for the year ended March 31, 2024 and 2023, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	March 31, 2024	March 31, 2023
Accounts receivable	$18,669	$81,510
Rebate liability	57,264	28,000
Distribution fee payable	7,583	5,187

The Company entered into a Distribution Services Agreement (the “Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the year ended March 31, 2024, the Company recognized revenue from product sales to Covetrus of $105,637. This represents 11% of total revenues for the year ended March 31, 2024. There was no accounts receivable from Covetrus at March 31, 2024.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of March 31, 2024, and March 31, 2023, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis on March 31, 2024 and March 31, 2023.

(O) Stock-Based Compensation

Stock-based compensation is accounted for based on the requirements of ASC 718 – “Compensation – Stock Compensation” which requires recognition in the financial statements of the cost of employee, director, and non-employee services received in exchange for an award of equity instruments over the period the employee, director, or non-employee is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee, director, and non-employee services received in exchange for an award based on grant-date fair value of the award. The Company has elected to recognize forfeitures as they occur as permitted under Accounting Standards Update (“ASU”) 2016-09 Improvements to Employee Share-Based Payment.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as accounts receivable, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the consolidated financial statements for the twelve months ended March 31, 2024. The change had no impact on the Company’s financial statements.

We believe the critical accounting policies (Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operation) involve the most significant judgments and estimates used in the preparation of the consolidated financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain prior year amounts have been reclassified for consistency with the current year presentation in the Consolidated Statements of Operations related to Total Cost of Sales to exclude certain research and development costs and added as an Operating Expense. There were no reclassifications made to the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity or Consolidated Statements of Cash Flows.

NOTE 3 – INVENTORY

As of March 31, 2024 and 2023, the Company had inventory of $390,076 and $370,283 respectively.

The inventory components are as follows:

	March 31, 2024	March 31, 2023
Finished goods	$35,442	$13,159
Work in process	20,289	53,398
Raw materials	334,345	303,726
Total Net	$390,076	$370,283

NOTE 4 – PREPAID EXPENSES AND OTHER ASSETS

The table below shows our prepaid expenses and other assets for the periods ending March 31, 2024 and 2023.

	March 31, 2024	March 31, 2023
Investor relations services	$217,000	$115,000
Insurance	138,000	130,000
Nasdaq and FINRA fees	67,000	63,000
Trade shows	44,000	42,000
Consulting	26,000	56,000
Rent	25,000	20,000
Software subscription fees	20,000	19,000
Supplier advance	-	42,000
Other	8,512	4,694
Total	$545,512	$491,694

NOTE 5–PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	March 31, 2024	March 31, 2023
Leasehold improvements	$418,041	$216,159
Production equipment	661,204	577,067
R&D equipment	25,184	25,184
Computer equipment and furniture	144,817	121,732
Total, at cost	1,249,246	940,142
Accumulated depreciation	(427,590)	(309,290)
Total Net	$821,656	$630,852

During the year ended March 31, 2024 and 2023, depreciation expense was $118,300 and $104,631, respectively.

NOTE 6 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite-lived, were as follows:

	March 31, 2024	March 31, 2023
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,866,100)	(3,857,550)
Total net	$30,099	$38,649

During the year ended March 31, 2024 and 2023, amortization expenses was $8,550 and $9,803, respectively.

NOTE 7 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31, 2024	March 31, 2023
Accrued payroll and related taxes	$111,353	$258,978
Accrued expenses	131,677	188,666
Accrued lease termination expense	-	332,238
Total	$243,030	$779,882

Pursuant to a lease wherein our subsidiary, Gel-Del Technologies, Inc., was the lessee until and through the lease’s termination in fiscal year 2018, the Company had recorded $332,238 as a potential payable to the lessor. During the year ended March 31, 2024, the Company determined that this potential payable along with other vendor payables of $53,636 that were included in accounts payable have exceeded the statute of limitations for payments despite the Company’s best efforts to pay, and was unable to do so. As a result, following legal advise, a total of $385,874 of these payables were extinguished from the Company’s balance sheet at March 31, 2024 and included in other income on the Consolidated Statement of Operations.

NOTE 8 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At March 31, 2024 and 2023, the amount outstanding on the note was $20,528 and $27,351, respectively. At March 31, 2024, the Company classified $7,356 as a current liability and $13,171 in other liabilities. At March 31, 2023, the Company classified $6,936 as a current liability and $20,415 in other liabilities.

In October 2023 and amended in November 2023, the Company entered into a promissory note for $120,000. The note accrued interest at a rate of 10% per annum. The principal and accrued interest were due in February 2024. The holder of the note had the option to convert the principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.75 per share.

On February 5, 2024, the note and accrued interest of $123,255 was converted into 164,340 shares of common stock.

In March 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The principal and accrued interest were due in April 2024. The holder of the note had the option to convert the principal and accrued interest into Units of the Company’s common stock and warrants at a conversion rate of $0,70 per Unit. On April 10, 2024, the company entered into another promissory note for an additional $150,000 whereby the new principal balance was $300,000 with the same terms. On April 29, 2024, the noteholder converted the $300,000 principal balance, along with $1,558 of accrued interest into Units, consisting of 430,798 common shares, in addition to the Company issuing 430,798 warrants to purchase shares with a strike price of $1.50 per share for a period of three years.

NOTE 9 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the year ended March 31, 2024 and 2023, the Company made contributions to the plan of $51,441 and $35,266 respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

We classify our leases as buildings, vehicles or computer and office equipment and do not separate lease and non-lease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of March 31, 2024, and 2023 was $2,340 and $2,294, respectively.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of March 31, 2024 and 2023 was $2,808 and $2,740, respectively.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of March 31, 2024, was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the year ended March 31, 2024, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of March 31, 2024, in addition to monthly rental fees specific to the vehicle, there are fixed monthly nonlease components that have been included in the ROU operating lease assets and operating lease liabilities. The nonlease components are not significant.

Operating lease expense for the years ended March 31, 2024, and 2023, was $79,381 and $81,531, respectively.

The following is a maturity analysis of the approximate annual undiscounted cash flows of the operating lease liabilities as of March 31, 2024:

2024	$41,000
2025	222,000
2026	226,000
2027	180,000
2028	114,000
2029	114,000
Thereafter	519,000
Total	1,416,000
Less: amount representing interest	(222,000)
Total	$1,194,000

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.6%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,194,000 and corresponding and equal operating lease liabilities for the leases. As of March 31, 2024, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 4.7 years and 4.15%, respectively, are as follows:

Present value of future base rent lease payments	$1,194,348
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,194,348

As of March 31, 2024, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,194,348
Total operating lease assets	1,194,348

Operating lease current liability	190,589
Operating lease non-current liability	1,003,759
Total operating lease liabilities	$1,194,348

Employment Agreements

The Company has employment agreements with its executive officers. As of March 31, 2024, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

In September 2023, Masters executed the long-term agreement, and the Company recorded a settlement expense of $180,000. The settlement was paid in October 2023 and there are no further legal proceedings with David Masters.

NOTE 11 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $10,955,295 for the year ended March 31, 2024, had net cash used in operating activities of $7,419,588 for the same period, and has an accumulated deficit of $82,799,324 on March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Amended Plan was 822,605 at March 31, 2024.

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

On February 5, 2024, Alan Sarroff, a related party, due to being a greater than 10% shareholder of the Company converted an outstanding promissory note dated October 16, 2023, as amended on November 13, 2023 (the “Convertible Note”), in the amount of $120,000, plus accrued interest of $3,255 into 164,340 shares of the Company’s common stock. The maturity date of the Convertible Note was May 14, 2024, the interest rate was 10% per annum and the effective conversion price was $0.75 per share.

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

On December 6, 2023, the Company entered into a Private Offering (the “Purchase Agreement”) with five accredited investors (the “Investors”), pursuant to which the Company agreed to issue and sell to the Investors in a direct offering 352,224 shares of the Company’s common stock (the “Common Stock”) at a price of $0.90 per share. Under the Purchase Agreements, the Company also agreed to issue and sell to the Investors in a concurrent private placement (the “Private Placement,” and together with the Offering, the “Offering”) warrants to purchase an aggregate of 352,224 shares of Common Stock (the “Warrants”). Net proceeds from the Offering were $317,000 offset by a stock receivable of $27,000 which was received in January 2024. The proceeds were allocated between the common stock and warrants based on the relative fair values which were $145,820 and $171,180, respectively. The Warrants are exercisable any time from the issue date and prior to December 9, 2026, at an exercise price of $1.50 per share.

On February 2, 2024, the Company sold 1,386,469 units to thirteen investors, with each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $0.90 per unit. In total the Company raised $1,247,819 pursuant to the private offering of the units. The warrants are immediately exercisable, have an exercise price of $1.50 per share (and no cashless exercise rights), and are exercisable until February 1, 2027.

Common Stock

For the year ended March 31, 2024, the Company issued 6,108,400 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in a registered direct offering which closed in April 2023 in exchange for proceeds of $2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.

ii)	From April 2023 through June 2023, 30,300 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589;

iii)	From April 2023 through June 2023, 49,998 shares to service providers for consulting services valued at $123,078;

iv)	From July 2023 through September, 2023, 349,498 shares to service providers for consulting services valued at market on the date of grant of $740,978;

v)	In August 2023, sale of 1,200,002 shares of common stock in exchange for proceeds of $1,775,782, net of offering costs of $24,218, at a price of $1.50 per share;

vi)	In August 2023, 385,000 shares issued in connection with the conversion of the Convertible Debentures totaling $577,500 including $27,500 of accrued interest at a price of $1.50 per share;

vii)	From August 2023 through September 2023, 34,678 shares issued pursuant to two warrant holder’s cashless exercise of warrants for purchase of 63,584 shares of common stock at an average strike price of $1.34 per share;

viii)	From July 2023 through August 2023, 28,250 shares related to vesting of restricted stock units (“RSUs”);

ix)	In August 2023, 20,200 shares issued related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued at $41,006

x)	125,000 shares in connection with the sale of stock in October 2023 in exchange for proceeds of $200,000;

xi)	(250,000) shares returned in October 2023 from a service provider for cancellation of consulting agreement valued at $537,500;

xii)	During November and December 2024, an aggregate of 674,000 shares were sold pursuant to the “At The Market” (ATM) agreement. Proceeds from the sales were $959,033 less offering expenses of $65,779 to arrive at net proceeds of $893,254;

xiii)	From October 2023 through December 2023, 167,004 shares in October 2023 to service providers for consulting services valued at market on the date of grant of $293,123;

xiv)	During October through December 2023, 11,250 shares related to vesting of RSUs;

xv)	During December 2023, 352,224 shares in connection with the sale of stock in exchange for proceeds of $290,000.

xvi)	In January 2024, 1,386,469 shares were sold through the sale of stock in exchange for proceeds of $1,247,819;

xvii)	During January through March 2024, 109,834 shares were issued related to vesting of RSUs;

xviii)	During January through March 2024, 324,000 shares were issued to service providers for consulting services valued at market on the date of grant of $423,216;

xix)	In February 2024, 164,340 shares were issued in connection with the conversion of a convertible note in totaling $123,255 including $3,255 of accrued interest at a price of $.75 per share;

xx)	During February 2024, 152,768 shares were sold in connection with the sale of stock in exchange for proceeds of $1,247,819.

For the year ended March 31, 2023, the Company issued 961,859 shares of common stock as follows:

i)	24,217 shares in July 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.33 per share for cash proceeds of $32,188;

ii)	24,447 shares in August 2022 pursuant to a warrant holder’s exercise of warrants for purchase with a weighted average strike price of $1.41 per share for cash proceeds of $34,370;

iii)	25,000 shares in August 2022 to service providers for consulting services valued at $49,920; and

iv)	177,184 shares related to vesting of restricted stock units (“RSUs”), with 10,000 RSUs vesting in July 2022, 22,000 RSUs in August 2022, 1,250 RSUs in September 2022, 11,250 RSUs in December 2022, 10,000 RSUs in January 2023 and 122,684 RSUs in March 2023;

v)	610,011 shares in connection with the sale of stock in January 2023 in exchange for net proceeds of $1,389,245 at a price of $2.32 per share;

vi)	101,000 shares in January 2023 to service providers for consulting services valued at $349,920.

The Company received $137,500 on March 31, 2023, in connection with a stock offering that was completed in April 2023. The Company recorded this in common stock subscribed for the year ended March 31, 2023, and moved it to capital stock and additional paid in capital upon the issuance of shares of common stock in April 2023.

The Company has issued shares of common stock to providers of consulting services which are reported in the Consolidated Statements of Stockholders’ Equity. The value of these shares is reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Cash Flows was $442,559 and $399,840 for the years ended March 31, 2024 and 2023, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the Amended Plan that are stock-settled with common shares. Time-based restricted stock units granted under the Amended Plan vest over three years. Total stock-based compensation expense included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was $2,109,783 and $1,462,768 for the years ended March 31, 2024, and 2023, respectively, of which time-based restricted stock units was $667,668 and $606,014 for the years ended March 31, 2024, and 2023, respectively. At March 31, 2024, there was approximately $56,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of .5 years.

Our time-based restricted stock unit activity for the year ended March 31, 2024, was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2022	372,668	$4.07	$760,243
Granted	60,600	2.89	-
Vested	(177,184)	3.99	-
Balance at March 31, 2023	256,084	3.85	643,209
Vested	(198,584)	3.82	-
Cancelled	(25,500)	3.77
Balance at March 31, 2024	32,000	$4.08	$32,000

1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Total stock-based compensation expense included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was $2,109,783 and $1,462,768 for the years ended March 31, 2024, and 2023, respectively, of which stock options was $1,102,522 and $662,429 for the years ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was approximately $1,087,401 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.6 years.

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

The following table sets forth the assumptions used to estimate fair values of our stock options granted:

	Year Ended March 31, 2024	Year Ended March 31, 2023
Expected term	6 years	7 years
Expected volatility	75.9 - 95.7%	111.7% - 146.9%
Risk-free interest rate	3.46% - 4.52%	2.96% - 4.35%
Expected dividend yield	0%	0%
Fair value on the date of grant	$1.20 - $2.75	$1.87 - $2.79

Our stock option activity for the years ended March 31, 2024 and 2023 was as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2022	195,000	$1.56	6.9 years	$100,200
Granted	714,849	2.37
Cancelled	(25,000)	2.46
Balance at March 31, 2023	884,849	2.19	6.3 years	$307,750
Granted	822,605	1.77
Cancelled	(198,332)	2.03
Balance at March 31, 2024	1,509,122	$1.98	5.7 years	$—

Options exercisable at March 31, 2024	572,415

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of this period. The closing stock price at the end of the period (March 31, 2024) was $1.07.

Stock options granted for the year ended March 31, 2024 and 2023 were to employees and directors. The fair value of these options on the date of grant was $1,107,799 and $984,552 for the year ended March 31, 2024 and 2023, respectively.

Options exercisable at March 31, 2024, had exercise prices ranging from $1.39 to $2.79

The following summarizes additional information about our stock options:

	Year Ended March 31, 2024	Year Ended March 31, 2023
Number of:
Non-vested options, beginning of period	709,394	195,000
Non-vested options, end of period	936,707	709,394
Vested options, end of period	572,415	175,455

	Year Ended March 31, 2024	Year Ended March 31, 2023
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$2.23	$1.56
Non-vested options, end of period	$1.84	$2.23
Vested options, end of period	$2.21	$2.01
Forfeited options, during the period	$2.03	$-

Warrants

During the year ended March 31, 2024 the Company issued warrants to purchase an aggregate of 4,386,463 shares of common stock as follows:

i)	1,200,002 warrants in August 2023 in connection with the sale of stock in the Registered Offering valued at $1,273,365;

ii)	385,000 warrants in August 2023 in connection with the conversion of convertible debentures to common stock valued at $463,476;

iii)	300,000 warrants in August 2023 to service providers valued at $234,741;

iv)	80,000 warrants in August 2023 to service providers valued at $87,485; and

v)	352,224 warrants in December 2023 in connection with the sale of stock in a private offering

vi)	430,000 warrants in January 2024 in connection with the sale of stock in a private offering

vii) 1,639,237 warrants in February 2024 in connection with the sale of stock in a private offering

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Year Ended
March 31, 2024
Stock price on valuation date	$1.07 - $2.15
Exercise price	$1.20 -$2.75
Term (years)	2.0 – 3.0
Volatility	75.9% - 95.7%
Risk-free rate	3.46% - 4.52%

A summary of warrant activity for the years ended March 31, 2024, and 2023 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2022	3,757,484	$4.95	3,693,734	$5.00
Exercised for cash	(48,664)	(1.36)

Expired	(146,003)	(3.70)
Outstanding, March 31, 2023	3,562,817	5.05	3,540,317	5.07
Granted and issued	4,386,463	1.80
Cashless warrant exercises	(63,584)	(1.34)
Expired	(16,750)	(4.18)
Outstanding, March 31, 2024	7,768,946	$3.29	7,768,946	$3.28

On March 31, 2024, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	4,189,952	$1.63	2.80	635,713	$1.43

2.01-4.00	535,438	2.54	1.48	396,268	2.50

4.01-5.63	3,043,556	5.63	2.61	3,043,556	5.63

Total	7,768,946	$3.29	2.54	4,075,537	$4.67

Total stock-based compensation expense included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was $2,109,783 and $1,462,768 for the years ended March 31, 2024, and 2023, respectively, of which warrants were $339,644 and $41,662 for the year ended March 31, 2024 and 2023, respectively. At March 31, 2024, there was no future unrecognized warrant expense.

NOTE 13 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2024 and 2023:

	2024	2023
Net operating loss carryforwards	$10,786,000	8,311,000
Stock compensation	1,539,000	933,000
Other	74,000	118,000
Total deferred tax assets	12,399,000	9,362,000
Valuation allowance	(12,399,000)	(9,362,000)
Net deferred tax assets	$—	$—

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

At March 31, 2024 and 2023, respectively, the Company had net operating loss carryforwards of approximately $37,500,000 and $29,000,000. The deferred tax assets arising from the net operating loss carryforwards are approximately $10,786,000 and $8,311,000 as of March 31, 2024, and 2023, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2024 and 2023 was approximately $3,037,000 and $1,613,000, respectively. The net operating loss carryforwards, if not utilized, generally expire twenty years from the date the loss was incurred, beginning in 2022, and losses incurred after 2019 are carried forward indefinitely and subject to annual limitations for federal and state purposes.

Of the approximately $37,500,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

Income tax expense (benefit) to the statutory rate of 21% for the years ended March 31, 2024, and 2023 is as follows:

	2024	2023
Tax benefits at statutory rate	21.0%	21.0%
State income tax benefit, net of federal	7.7%	7.7%
	28.7%	28.7%
Valuation allowance	(28.7%)	(28.7%)
Net effective rate	-	-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2024 and 2023, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2020 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 14 – SUBSEQUENT EVENTS

From April 1, 2024, through the date of this annual report 10K filing, the Company sold 1,889,434 units representing 1,889,434 shares of its common stock in a private placement offering at a purchase price of $.70 per share, and 1,889,434 warrants to purchase shares of our common stock with a strike price of $1.50 per share for a period of three years, with various closings from April 1 through May 31, 2024, respectively. Net proceeds from the offering were approximately $1,322,600. There were no offering expenses with the private offering.

On April 15, 2024, the company issued a restricted stock bonus of 150,000 shares of its common stock to our Chief Executive Officer, John Lai with a value of $90,000.

On April 29, 2024, the company converted $300,000 of a short-term loan, along with $1,558 of accrued interest into 430,798 units representing 430,798 shares of its common stock with a conversion price of $.70 per share and 430,798 warrants to purchase shares of our common stock with a strike price of $1.50 per share for a period of three years.

From April 10, 2024, through May 15, 2024, the company issued an aggregate of 376,000 restricted shares of our common stock to three investor and public relations firms valued at $201,912.

