Form 10-K/A
period 2024-03-31
PetVivo Holdings, Inc.
filed 2024-07-09
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Auditor Name	Auditor Firm ID	Auditor Location
Assurance Dimensions Inc.	5036	Margate, Florida

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (“fiscal 2024”) filed by PetVivo Holdings, Inc. (the “Company,” “we” or “us”) on June 28, 2024 (the “Form 10-K”) to update and/or correct the following information in the Form 10-K: (i) Part I, Item I “Business” to enhance the description of the regulations relating to human and veterinarian products, (ii) Part I, Item 1A “Risk Factors” to update the information in the risk factor titled “ The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market will most likely result in the Company’s securities being delisted from Nasdaq” through the filing date, July 9, 2024, (iii) Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to update the disclosure regarding our cash resources under “Liquidity and Capital Resources” and (iv) Part III, Item 11 “Executive Compensation” to correct an error in the salary for Mr. Folkes in fiscal 2024.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment includes new certifications specified in Rule 13a-14 under the Exchange Act, from the Company’s Chief Executive Officer and Chief Financial Officer dated as of the date of this Amendment.

Except as otherwise expressly noted, this Amendment does not amend, update, or restate the information in the Form 10-K; nor does it reflect events occurring after the filing of the Form 10-K. Among other things, forward-looking statements made in the Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K, and such forward-looking statements should be read in their historical context. Furthermore, this Amendment should be read in conjunction with the Form 10-K and any subsequent filings with the SEC.

PART I

ITEM 1. BUSINESS

The following section in Part I, Item of the Form 10-K is hereby amended and restated in its entirety as follows:

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

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng™ in the United States through the use of sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of Spryng™.

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

ITEM 1A. RISK FACTORS

The risk factors in Part I, Item 1A of the Form 10-K are hereby amended and restated in its entirety as follows:

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

The Company’s common stock and warrants traded on Nasdaq from August 11, 2021 until April 8, 2024. Effective as of April 9, 2024, Nasdaq suspended trading in these securities because the Company did not comply with Nasdaq Listing Rule 5550(b), which requires a listed company to have at least $2.5 million in stockholders’ equity (the “Equity Rule”).’

On November 17, 2023, the Company received written notice from Nasdaq stating that the Company was not in compliance with the Equity Rule. The Company submitted a request for a hearing to the Nasdaq Hearings Panel (“Hearing Panel”) on November 24, 2023. The hearing took place on February 13, 2024, and on March 13, 2024, the Company received a determination letter from the Hearing Panel (“March 13 Determination Letter”), which granted the Company an extension through April 1, 2024 to show compliance with the Equity Rule. On March 27, 2024, the Company appealed the March 13 Determination Letter to the Nasdaq Listing and Hearing Review Council (“Listing Council”). On April 5, 2024, the Company received a determination letter (the “April 5 Determination Letter”) from the Panel stating that the Company’s securities would be delisted from Nasdaq and would be suspended from trading on April 9, 2024. On April 8, 2024, the Company appealed the April 5 Determination Letter to the Listing Council. On April 8, 2024, the Listing Council notified the Company that the Listing Council would consider the matter holistically, including a review of both the March 13 Determination Letter and the April 5 Determination Letter and stayed the delisting of the Company’s securities from Nasdaq until the completion of the appeals process.

On June 24, 2024, the Company received a decision from the Listing Council affirming the decisions by the Hearing Panel to delist the Company’s securities from Nasdaq due to the Company’s failure to regain compliance with the Equity Rule. Pursuant to Nasdaq Rule 5825, the Board of Directors of Nasdaq may call the Listing Council’s decision for review in connection with an upcoming Nasdaq Board meeting. Our common stock and warrants will not be delisted from Nasdaq until all available review and appeal procedures and periods available under the Nasdaq Listing Rules have expired. Following the expiration of all review periods, the Company expects that a Form 25 will be filed by Nasdaq with the Securities and Exchange Commission (“SEC”), which would formally remove the Company’s securities from listing and registration on Nasdaq.

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

Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and thus could have a strong negative effect on us. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics (including the ongoing Coronavirus (COVID-19) epidemic) and other events beyond our control. Although we maintain crisis management and disaster response plans, such events could make it difficult or impossible for us to deliver our services to our customers, and could decrease demand for our services.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion, and redemption rights, and sinking fund provisions. None of our preferred stock will be outstanding at the closing of this offering. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

PART II

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The following section in Part II, Item 7 of the Form 10-K is hereby amended and restated in its entirety as follows:

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

The Company has continued to realize losses from operations. However, because of our recent offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements through July 31, 2024. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

PART III

ITEM 11. EXECUTIVE COMPENSATION

The following section in Part III, Item 11 of the Form 10-K is hereby amended and restated in its entirety as follows:

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

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid to or earned by our Named Executive Officers for fiscal 2024 and 2023.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
John Lai	2024	350,000	—		143,500	—	$3,912	$497,412
CEO and President	2023	306,260	—		175,000	—	$6,387	$487,637

Garry Lowenthal	2024	22,778	10,000	(7)	—	—	—	32,778
Chief Financial Officer(6)	2023	—	—		—	—	—	—

Robert J Folkes	2024	254,546	—		14,980	—	$13,657	$283,183
Former Chief Financial Officer(4)	2023	265,000	—		—	439,206	$8,066	$712,272

Randall Meyer	2024	270,000	—		23,184	—	$12,912	$306,096
Chief Operating Officer(5)	2023	240,833	—		—	—	$4,581	$245,414

(1)	In lieu of receiving cash in the amount of $29,167 for one month’s salary payment, Mr. Lai received an aggregate of 10,100 shares of the Company’s common stock. The stock was valued at a price of $2.8878 per share in fiscal year 2023.

(2)	Amounts shown represent grant date fair value computed in accordance with ASC Topic 718, with respect to restricted stock awards (based on the closing price of our common stock on the grant date) and stock option awards. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” of our audited consolidated financial statements included in our 2023 Form 10-K.

(3)	Represents the payment of health insurance premiums by the Company for Mr. Lai and Mr. Folkes.

(4)	Mr. Folkes was appointed to serve as the Company’s Chief Financial Officer on April 14, 2021 and resigned as of February 29, 2024.

(5)	Mr. Meyer was appointed to serve as the Company’s Chief Operating Officer on September 10, 2021.

(6)	Mr. Lowenthal was appointed to serve as the Company’s Chief Financial Officer on March 8, 2024.

(7)	Mr. Lowenthal received a $10,000 signing bonus with his employment contract.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of the Form 10-K, as amended by the Amendment.

1.	Financial Statements: The consolidated financial statements of the Company, as listed in Item 8 of the Form 10-K, are included in Item 8 of the Form 10-K.
2.	Financial Statement Schedules: No financial statement schedules were included in the Form 10-K or in this Amendment as such schedules are not required or the information that would be included in such schedules in not material or it otherwise furnished.
3.	Exhibits Required by Item 601 of Regulation S-K: The exhibits listed in the Exhibit Index of the Form 10-K and this Amendment are filed with, or incorporated by reference in this report.

(b)	Exhibits: The exhibits listed in the Exhibit Index of the Form 10-K and this Amendment are filed with, or incorporated by reference, in this report.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*
104	Cover Page Interactive Data File –(formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 9, 2024

PETVIVO HOLDINGS, INC.

By:	/s/ John Lai
John Lai,
President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Garry Lowenthal
Garry Lowenthal
Chief Financial Officer (Principal Financial and Accounting Officer)