Form 10-Q
period 2024-06-30
PetVivo Holdings, Inc.
filed 2024-08-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

*The Company’s securities were suspended from trading on The Nasdaq Stock Market (“Nasdaq”) on April 5, 2024. The Nasdaq Hearing Panel affirmed the decision to delist the Company’s securities from Nasdaq on June 24, 2024. The Nasdaq Board of Directors declined to review the decision of the Hearing Panel on July 25, 2024.. The Company expects that a Form 25 will be filed by Nasdaq with the Securities and Exchange Commission, which would formally remove the Company’s common stock and warrants from listing and registration on Nasdaq. The Company has not been notified when such Form 25-NSE will be filed, or otherwise informed by Nasdaq of when the delisting of its securities from Nasdaq is expected to occur.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2024
Common Stock, $0.001 Preferred Stock (Series A), $0.001	20,004,852 3,045,000

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2024

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of PetVivo Holdings, Inc. (the “Company”), to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC’), including our Annual Report on Form 10-K for our fiscal year ended March 31, 2024, (“2023 10-K Report”) and risks described in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024 (Unaudited)	March 31, 2024

Assets:
Current Assets
Cash and cash equivalents	$12,414	$87,403
Accounts receivable	72,026	18,669
Inventory, net (Note 3)	383,577	390,076
Prepaid expenses and other assets (Note 4)	412,048	545,512
Total Current Assets	880,065	1,041,660

Property and Equipment, net (Note 5)	805,570	821,656

Other Assets:
Operating lease right-of-use assets	1,147,939	1,194,348
Trademark and patents, net (Note 6)	27,866	30,099
Security deposit	27,490	27,490
Total Other Assets	1,203,295	1,251,937
Total Assets	$2,888,930	$3,115,253

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$646,360	$821,230
Accrued expenses and other payables (Note 7)	246,378	243,030
Operating lease liability – short term	190,980	190,589
Note payable and accrued interest	7,463	157,521
Total Current Liabilities	1,091,181	1,412,370
Other Liabilities
Operating lease liability (net of current portion)	956,959	1,003,759
Note payable and accrued interest (net of current portion)	11,287	13,171
Total Other Liabilities	968,246	1,016,930
Total Liabilities	2,059,427	2,429,300

Commitments and Contingencies (see Note 10)

Stockholders’ Equity (Note 12):
Preferred Stock, par value $0.001, 20,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and March 31, 2024	-	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 19,904,852 and 17,058,620 issued and outstanding at June 30, 2024 and March 31, 2024, respectively	19,905	17,059
Additional Paid-In Capital	85,655,985	83,468,218
Accumulated Deficit	(84,846,387)	(82,799,324)
Total Stockholders’ Equity	829,503	685,953
Total Liabilities and Stockholders’ Equity	$2,888,930	$3,115,253

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2024	June 30, 2023

Revenues	$123,751	$117,183

Cost of Sales (Note 2)	12,994	12,304

Gross Profit	110,757	104,879

Operating Expenses:

Sales and Marketing	534,413	941,886
General and administrative	1,233,261	1,762,798
Research and development	387,515	293,772
Total Operating Expenses	2,155,189	2,998,456

Operating Loss	(2,044,432)	(2,893,577)

Other Income (Expense)
Interest expense	(2,631)	-
Total Other Income (Expense)	(2,631)	-

Loss before taxes	(2,047,063)	(2,893,577)

Income Tax Provision	-	-

Net Loss	$(2,047,063)	$(2,893,577)

Net Loss Per Share:
Basic and Diluted	$(0.11)	$(0.25)

Weighted Average Common Shares Outstanding:
Basic and Diluted	18,683,975	11,657,035

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	17,058,620	$17,059	$83,468,218	$(82,799,324)	$685,953
Common stock sold	1,889,434	1,889	1,320,711	-	1,322,600
Conversion of debt and interest to common stock	430,798	431	301,127	-	301,558
Stock issued for services	376,000	376	213,784	-	214,160
Stock-based compensation	-	-	352,295	-	352,295
Vesting of restricted stock units	150,000	150	(150)	-	-
Net loss	-	-	-	(2,047,063)	(2,047,063)
Balance at June 30, 2024	19,904,852	$19,905	$85,655,985	$(84,846,387)	$829,503

Three Months Ended June 30, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025
Common stock sold	793,585	794	2,092,800	-	(137,500)	1,956,094
Stock issued for services	49,998	50	123,028	-	-	123,078
Stock-based compensation	-	-	413,030	-	-	413,030
Vesting of restricted stock units in lieu of compensation	30,300	31	74,558	-	-	74,589
Vesting of restricted stock units	6,250	6	(6)	-	-	-
Net loss	-	-	-	(2,893,577)	-	(2,893,577)
Balance at June 30, 2023	11,830,353	$11,831	$75,124,014	$(74,737,606)	$-	$398,239

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2024	June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(2,047,063)	$(2,893,577)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	352,295	413,030
Depreciation and amortization	33,497	31,149
Consulting and investor relations services paid in stock	176,273	244368
Stock issued in lieu of compensation	-	74,589
Interest on convertible debentures	1,558	-
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses and other current assets	171,351	26,138
(Increase) decrease in accounts receivable	(53,357)	39,581
Decrease (increase) in inventory	6,499	(35,747)
(Decrease) in accounts payable and accrued expenses	(171,522)	(62,900)
Net Cash Used in Operating Activities	(1,530,469)	(2,163,369)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(15,178)	(47,394)
Net Cash Used in Investing Activities	(15,178)	(47,394)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	1,322,600	1,956,094
Proceeds from issuance of convertible debentures	150,000	-
Repayments of notes payable	(1,942)	(1,667)
(Net Cash Provided by (Used in) Financing Activities	1,470,658	1,954,427

Net Decrease in Cash	(74,989)	(256,336)
Cash at Beginning of Period	87,403	475,314
Cash at End of Period	$12,414	$218,978

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,631	$437
Taxes	$-	$-
Stock granted for consulting services	$161,000	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
(Decrease) increase to operating lease right of use asset and operating lease liability	$(105,876)	$1,081,204
Convertible debentures and accrued interest converted to common stock	$301,558	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2024

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

(B) Basis of Presentation

PetVivo Holdings, Inc. (the “Company”) was incorporated in Nevada under its former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in PetVivo, Inc. becoming a wholly owned subsidiary of the Company. In April 2017, the Company acquired another Minnesota corporation, Gel-Del Technologies, Inc., through a statutory merger, which is also a wholly-owned subsidiary of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the three months ended June 30, 2024, are not necessarily indicative of results to be expected for the year ending March 31, 2025, or for any other interim period or for any future year. These unaudited condensed consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2024.

(C) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its two wholly owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo, Inc. All intercompany accounts have been eliminated during consolidation.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2024 and March 31, 2024.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At June 30, 2024 and March 31, 2024, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consist primarily of amounts due from distributors (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable as well as a forecast of projected credit losses. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable since all receivables to date have been collected. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable is fully collectible. Accordingly, as of June 30, 2024, and March 31, 2024, our allowance for credit losses was zero.

In fiscal 2023, the Company has adopted an accounting standard: Adoption of ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach to estimate lifetime expected credit losses on certain types of financial instruments, including trade receivables.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the three months ended June 30, 2024, and 2023, respectively.

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

The Company had 10,089,178 warrants outstanding as of June 30, 2024, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $2.89 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 193,250 restricted stock units outstanding as of June 30, 2024, which are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 1,487,122 stock options outstanding as of June 30, 2024, with varying exercise prices ranging from $0.80 to $2.79 per share. The weighted average exercise price for these options is $1.88 per share. These stock options are excluded from the weighted average number of shares because they were considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of June 30, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended June 30, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $50,684 and $33,790, respectively. This represents 41% and 29% of total revenues for the three-month period ended June 30, 2024, and 2023, respectively.

Assets and liabilities (included in accrued expenses) under the MWI Veterinary Supply Co. Agreement were as follows:

	June 30, 2024	March 31, 2024
Accounts receivable: MWI Veterinary Supply Co.	$53,352	$18,669
Rebate liability	57,264	57,264
Distribution fee payable	8,176	7,583

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

For the three months ended June 30, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $17,784 and $0, respectively. This represents 14% and 0% of total revenues for the three-month period ended June 30, 2024, and 2023, respectively. Accounts receivable from Covetrus were $17,784 and $0 at June 30, 2024, and March 31, 2024, respectively.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of June 30, 2024, and March 31, 2024, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis on June 30, 2024, and March 31, 2024.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance has been effective for the fiscal year ending March 31, 2024, including subsequent interim periods. The Company has evaluated the impact of the adoption of the standard on the consolidated financial statements and determined there has been no effect to our financial results.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the condensed consolidated financial statements for the three months ended June 30, 2024. The change had no impact on the Company’s financial statements.

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

NOTE 3 – INVENTORY

As of June 30, 2024, and March 31, 2024, the Company had inventory of $383,577 and $390,076, respectively.

The inventory components are as follows:

	June 30, 2024	March 31, 2024
Finished Goods	$27,384	$35,442
Work in process	38,921	20,289
Raw materials	317,272	334,345
Total Net	$383,577	$390,076

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2024, the Company had $412,048 in prepaid expenses and other current assets consisting primarily of $255,000 in investor relations, $50,000 in Nasdaq and FINRA fees, $62,000 in insurance costs, and $14,000 in trade shows.

As of March 31, 2024, the Company had $545,512 in prepaid expenses and other current assets consisting primarily of $217,000 in investor relations services, $138,000 in insurance costs, $67,000 in Nasdaq and FINRA fees, $26,000 in consulting, and $44,000 in tradeshows,

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	June 30, 2024	March 31, 2024
Leasehold improvements	$418,041	$418,041
Production equipment	673,219	661,204
R&D equipment	25,184	25,184
Computer equipment and furniture	147,979	144,817
Total, at cost	1,264,423	1,249,246
Accumulated depreciation	(458,853)	(427,590)
Total Net	$805,570	$821,656

Depreciation expense was $31,263 and $29,012 for the three months ended June 30, 2024 and 2023, respectively.

NOTE 6 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	June 30, 2024	March 31, 2024
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,868,333)	(3,866,100)
Total net	$27,866	$30,099

During the three months ended June 30, 2024, and 2023, amortization expenses were $2,234 and $2,138, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses were as follows:

	June 30, 2024	March 31, 2024
Accrued payroll and related taxes	$127,310	$111,353
Accrued expenses	119,068	131,677

Total	$246,378	$243,030

NOTE 8 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At June 30, 2024, and March 31, 2024, the amount outstanding on the note was $18,750 and $20,528, respectively. At June 30, 2024, the Company classified $7,463 as a current liability and $11,287 in other liabilities. At March 31, 2024, the Company classified $7,521 as a current liability and $13,171 in other liabilities.

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

In March 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The principal and accrued interest were due in April 2024. The holder of the note had the option to convert the principal and accrued interest into Units of the Company’s common stock and warrants at a conversion rate of $0.70 per Unit. On April 10, 2024, the company entered into another promissory note for an additional $150,000 whereby the new principal balance was $300,000 with the same terms. On April 29, 2024, the noteholder converted the $300,000 principal balance, along with $1,558 of accrued interest into Units, consisting of 430,798 common shares, in addition to the Company issuing 430,798 warrants to purchase shares with a strike price of $1.50 per share for a period of three years.

NOTE 9 – RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended June 30, 2024, and 2023, the Company made contributions to the plan of $12,690 and $12,554, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset, and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. We record an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (“ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options is at our discretion and is included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of June 30, 2024, and March 31, 2024, was $2,340.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of June 30, 2024, and March 31, 2024, was $2,808.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of June 30, 2024, and March 31, 2024, was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the three months ended June 30, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of June 30, 2024, in addition to monthly rental fees specific to the vehicle, there are fixed monthly non-lease components that have been included in the ROU operating lease assets and operating lease liabilities. The non-lease components are not significant.

Operating lease expense for the three months ended June 30, 2024, and 2023, was $12,655 and $19,318, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2024:

2025	$222,225
2026	226,166
2027	179,916
2028	114,410
2029	114,273
2030	117,228
Thereafter	401,289
$1,375,507
Less: amount representing interest	(227,568)
Total	$1,147,939

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 7, 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.6%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,148,000 and corresponding and equal operating lease liabilities for the leases. As of June 30, 2024, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 5.1 years and 3.94%, respectively, are as follows:

Present value of future base rent lease payments	$1,147,939
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,147,939

As of June 30, 2024, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,147,939
Total operating lease assets	1,147,939

Operating lease current liability	190,980
Operating lease other liability	956,959
Total operating lease liabilities	$1,147,939

Employment Agreements

The Company has employment agreements with its executive officers. As of June 30, 2024, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss $2,047,063 for the three months ended June 30, 2024, had net cash used in operating activities of $1,530,469 for the same period, and has an accumulated deficit of $84,846,387 on June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 1,134,235 at June 30, 2024.

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

Common Stock

For the three months ended June 30, 2024, the Company issued 2,846,232 shares of common stock as follows:

i)	1,889,434 shares in connection with the sale of stock in April and May 2024 in exchange for proceeds of $1,322,600 at a price of $0.70 per share.
ii)	430,798 shares in April 2024 in connection with the conversion of a convertible note plus interest in exchange for proceeds of $301,558 at a price of $0.70 per share.
iii)	320,000 shares in April 2024 to service providers for consulting services valued at market on the date of grant of $173,400.
iv)	56,000 shares in May 2024 to service providers for consulting services valued at market on the date of grant of $40,760.
v)	150,000 shares related to vesting of restricted stock units (“RSUs”), vesting in April 2024.

For the three months ended June 30, 2023, the Company issued 880,133 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in April 2023 in exchange for proceeds of $2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.
ii)	6,250 shares related to vesting of restricted stock units (“RSUs”), vesting in June 2023;
iii)	30,300 shares related to vesting of restricted stock units (“RSUs”) to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589, based on the closing stock prices on the vesting date with 10,100 shares vesting in April 2023, 10,100 shares vesting in May 2023, and 10,100 shares vesting in June 2023;
iv)	16,666 shares in April 2023 to service providers for consulting services valued at market on the date of grant of $48,581;
v)	16,666 shares in May 2023 to service providers for consulting services valued at market on the date of grant of $40,332;
vi)	16,666 shares in June 2023 to service providers for consulting services valued at market on the date of grant of $34,165.

The Company has issued shares of common stock to providers of investor relations services which are reported in the Condensed Consolidated Statements of Changes in Stockholders’ Equity. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Condensed Consolidated Statements of Operations and Cash Flows was $136,575 and $121,290 for the three months ended June 30, 2024, and 2023, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for time-based restricted stock units was $136,575 and $182,377 for the three months ended June 30, 2024, and 2023, respectively. At June 30, 2024, there was approximately $93,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of one year.

Our time-based restricted stock unit activity for the year ended March 31, 2024, and the three months ended June 30, 2024 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2023	256,084	$3.85	$643,209
Vested	(198,584)	3.82	-
Cancelled	(25,500)	3.77	-
Balance at March 31, 2024	32,000	4.08	$32,000
Granted	321,250	.72
Vested	(155,000)	.88
Cancelled	(5,000)	3.04	-
Balance at June 30, 2024	193,250	$1.09	$98,558

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of three to seven years. Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for stock options was $173,325 and $230,653 for the three months ended June 30, 2024, and 2023, respectively. At June 30, 2024, there was approximately $740,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.4 years.

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

The following table sets forth the estimated fair values of our stock options granted:

	Three Months Ended	Year Ended
	June 30, 2024	March 31,2024
Expected term	3 years	6 years
Expected volatility	93.2% -210.5%	75.9% - 95.7%
Risk-free interest rate	4.07% - 4.35%	3.46% – 4.52%
Expected dividend yield	0%	0%
Fair value on the date of grant	$0.64 – $2.79	$1.20 - $2.75

Our stock option activity for the year ended March 31, 2024, and the three months ending June 30, 2024 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2023	884,849	$2.19	6.3 years	$100,200
Granted	822,605	1.77
Cancelled	(198,332)	2.03
Balance at March 31, 2024	1,509,122	1.98	5.7 years	$-
Granted	122,000	0.80
Cancelled	(144,000)	2.04
Balance at June 30, 2024	1,487,122	$1.88	2.2 years	$-

Options exercisable at June 30, 2024	679,083

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options granted for the year ended March 31, 2024, and the three months ended June 30, 2024 were to employees and directors. The fair value of these options on the date of grant was $1,107,799 and $1,347,255 for the year ended March 31, 2024, and the three months ended June 30, 2024, respectively.

Options exercisable at June 30, 2024, had exercise prices ranging from $1.39 to $2.79.

The following summarizes additional information about our stock options:

	Three Months Ended	Year Ended
	June 30, 2024	Mar 31, 2024
Number of:
Non-vested options, beginning of period	936,707	709,394
Non -vested options, end of period	808,034	936,707
Vested options, end of period	679,083	572,415

	Three Months Ended	Year Ended
	June 30, 2024	Mar 31, 2024
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.84	$2.23
Non-vested options, end of period	$1.59	$1.84
Vested options, end of period	$2.23	$2.21
Forfeited options, during the period	$2.04	$2.03

Warrants

During the three months ended June 30, 2024, the Company issued warrants to purchase an aggregate of 2,320,232 shares of common stock in connection with the sale of stock in a private offering.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Three Months Ended
June 30, 2024
Stock price on valuation date	$0.67 - $0.82
Exercise price	$1.50
Term (years)	2.3 – 3.0
Volatility	92.7% - 95.7%
Risk-free rate	3.46% - 4.15%

The Company did not issue any warrants for the three months ended June 30, 2023.

A summary of warrant activity for the year ended March 31, 2024, and the three months ended June 30, 2024 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2023	3,562,817	$5.05	3,540,317	$5.07
Granted and issued	4,386,463	1.80
Cashless warrant exercises	(63,584)	(1.34)
Expired	(16,750)	(4.18)
Outstanding, March 31, 2024	7,768,946	3.29	7,768,946	3.28
Granted and issued	2,320,232	1.50
Outstanding, June 30, 2024	10,089,178	$2.89	10,089,178	$2.92

On June 30, 2024, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$1.20-$2.00	6,510,184	$1.55	2.78	2,955,945	$1.57

2.01-4.00	535,438	2.54	1.23	396,268	2.50

4.01-5.63	3,043,556	5.63	2.36	3,043,556	5.63

Total	10,089,178	$2.89	2.72	6,395,769	$3.61

Stock-based compensation expense included in the Condensed Consolidated Statements of Operations for warrants was $40,835 and $0 for the three months ended June 30, 2024, and 2023, respectively. At June 30, 2024, there was $680,426 of future unrecognized warrant expense.

For the three months ended June 30, 2024 and 2023, the total stock-based compensation on all instruments was $703,030 and $731,987, respectively.

NOTE 13 – SUBSEQUENT EVENTS

From July 1, 2024, through the date of this 10Q filing, the Company sold 3,045,000 units representing 3,045,000 shares of its Series A convertible preferred stock in a private placement offering at a price of $.40 per unit, and 3,045,000 warrants to purchase shares of its common stock with a strike price of $.90 per share for a period of three years, with various closings from July 10, 2024 through August 12, 2024, respectively. Net proceeds from the offering were approximately $1,218,000. There were no offering expenses with the private offering.

On July 10, 2024, the Company issued 100,000 restricted shares of its common stock to an investor and public relations firm valued at $40,100.

The Company’s securities were suspended from trading on The Nasdaq Stock Market (“Nasdaq”) on April 5, 2024. The Nasdaq Hearing Panel affirmed the decision to delist the Company’s securities from Nasdaq on June 24, 2024. The Nasdaq Board of Directors declined to review the decision of the Hearing Panel on July 25, 2024. The Company’s common stock and warrants will not be delisted from Nasdaq until all available review and appeal procedures and periods available under the Nasdaq Listing Rules have expired. Following the expiration of all review periods, the Company expects that a Form 25 will be filed by Nasdaq with the Securities and Exchange Commission, which would formally remove the Company’s common stock and warrants from listing and registration on Nasdaq.

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

We commenced sales of Spryng™ in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng™ in the United States through our distribution relationship with MWI Veterinary Supply Co. (“MWI”) and the use of sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of SpryngTM.

We entered into a Distribution Services Agreement (“MWI Distribution Agreement”) with MWI on June 17, 2022. Pursuant to the Agreement, we appointed MWI to distribute, advertise, promote, market, supply, and sell the Company’s lead product, SpryngTM on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell Spryng™ within the Territory to established accounts, which include: (a) customers who have purchased SpryngTM from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase Spryng™. All customers must be licensed veterinary practices.

In December 2023, the Company and MWI agreed to change the MWI Distribution Agreement from an exclusive distribution agreement to a non-exclusive distribution agreement, effective as of January 1, 2024. This is consistent with the Company’s strategy to create multiple sales channels for its products. In December 2023, the Company entered into a non-exclusive distribution agreement (“Covetrus Distribution Agreement”), with Covettrus North America LLC (“Covetruss”) to market, distribute and sell the Company’s products in the United States, including the District of Colombia. The Covetrus Distribution Agreement has an initial term of one year, which will be automatically renewed, unless either party provides notice of non-renewal at least thirty 30 days prior to the expiration of the term. Covetrus and MWI shall be collectively referred to as the “Distributors” and the MWI Distribution Agreement and the Covetrus Distribution Agreement shall be collectively referred to as the “Distribution Agreements.”

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our 2024 10-K Report and the condensed consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2024 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to pursue our current plans to commercialize our initial product, Spryng™.

RESULTS OF OPERATIONS

	For the Three Months Ended
	June 30, 2024	June 30, 2023
Revenues	$123,751	$17,183

Cost of Sales	12,994	12,304

Total Operating Expenses	2,155,189	2,998,456

Total Other Expense	(2,631)	-

Net Loss	$(2,047,063)	$(2,893,577)

Net loss per share - basic and diluted	$(0.11)	$(0.25)

For The Three Months Ended June 30, 2024, Compared to The Three Months Ended June 30, 2023

Total Revenues. Revenues were $123,751 and $117,183 for the three months ended June 30, 2024 and 2023, respectively. Revenues in the three months ended June 30, 2024, consist of sales of our Spryng™ products to our Distributors of $68,291 and to veterinary clinics in the amount of $55,460. Revenues in the three months ended June 30, 2023, consist of sales of our Spryng™ products to our Distributor of $33,790 and to veterinary clinics in the amount of $83,393. The increase in our revenues in the three months ended June 30, 2024, compared to the three months ended June 30, 2023, is due to sales to our Distributors pursuant to our Distribution Agreements and decreased sales to veterinary clinics, due to clinics purchasing product from our distributor network.

Cost of Sales. Cost of sales were $12,994 and $12,304 for the three months ended June 30, 2024 and 2023, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. Cost of sales in the three months ended June 30, 2024, compared to the three months ended June 30, 2023 remained constant.

Operating Expenses. Operating expenses were $2,155,189 and $2,998,456 for the three months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative (“G&A”) expenses were $1,233,261 and $1,762,798 for the three months ended June 30, 2024 and 2023, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $534,413 and $941,886 for the three months ended June 30, 2024 and 2023, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $387,515 and $293,772 for the three months ended June 30, 2024 and 2023, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $2,047,063 and $2,893,577 for the three months ended June 30, 2024 and 2023, respectively. The decrease was related to cost-cutting initiatives in general and administrative and sales and marketing expenses.

Other Expense. Other expense was $2,631 for the three months ended June 30, 2024 compared to other expense of $0 for the three months ended June 30, 2023. Other expense in 2024 consisted of interest expense.

Net Loss. Our net loss for the three months ended June 30, 2024 was $2,047,063 or ($0.11) per share as compared to a net loss of $2,893,577 or ($0.25) per share for the three months ended June 30, 2023. The decrease was related to cost-cutting initiatives in general and administrative expenses and sales and marketing expenses. The weighted average number of shares outstanding was 18,683,975 compared to 11,657,035 for the three months ended June 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2024, our current assets were $880,065, including $12,414 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,091,181 including $892,738 of accounts payable and accrued expenses. Our working capital deficit as of June 30, 2024 was $211,116.

From July 1, 2024, through the date of this 10Q filing, the Company sold 3,045,000 units representing 3,045,000 shares of its Series A convertible preferred stock in a private placement offering at a price of $.40 per unit, and 3,045,000 shares of its common stock to purchase warrants with a strike price of $.90 per share for a period of three years, with various closings from July 10, 2024 through August 12, 2024, respectively. Net proceeds from the offering were approximately $1,218,000. There were no offering expenses with the private offering.

On July 10, 2024, the Company issued 100,000 restricted shares of its common stock to an investor and public relations firm valued at $40,100.

The Company has continued to realize losses from operations. As a result of our private placement offering with proceeds of $1,098,000 from the sale of Series A convertible preferred stock, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next three months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $1,530,469 of net cash in operating activities for the three months ended June 30, 2024. This cash used in operating activities was primarily attributable to our net loss of $2,047,063, partially offset by stock-based compensation expense of $352,295, consulting services paid in stock of $214,160, and stock issued for investor relations services of $136,575.

Net Cash Used in Investing Activities – We used $15,178 of net cash in investing activities for the three months ended June 30, 2024, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2024, we provided net cash of $1,470,658 from the sale of common stock offset by $151,942 in repayments of notes payable.

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

At June 30, 2024, the Company’s inventory had a carrying value of $383,577 and was broken down into $27,384 of finished goods, $38,921 of work in process, and $317,272 in raw materials.

At March 31, 2024, the Company’s inventory had a carrying value of $390,076 and was broken down into $35,442 of finished goods, $20,289 of work in process, and $334,345 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of June 30, 2024, we are obligated on a note and accrued interest of $18,750.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2024, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our June 30, 2024 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital deficit at June 30, 2024 was $211,116. From July 1, 2024, through the date of this annual report 10Q filing, the Company sold 3,045,000 units representing 3,045,000 shares of its Series A convertible preferred stock in a private placement offering at a price of $.40 per unit, and 3,045,000 warrants to purchase shares of its common stock to with a strike price of $.90 per share for a period of three years, with various closings from July 10, 2024 through August 12, 2024, respectively. Net proceeds from the offering were approximately $1,218,000. There were no offering expenses with the private offering. We believe the proceeds from this private placement offering are sufficient to fund operations for the next three months (see Liquidity and Capital Resources above).

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) - Accounting for Convertible Instruments and Contracts on an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the exceptions. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance has been effective for the fiscal year ending March 31, 2024, including subsequent interim periods. The Company has evaluated the impact of the adoption of the standard on the consolidated financial statements and determined there has been no effect to our financial results.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2024. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

The Company’s common stock and warrants will be delisted from Nasdaq

As previously reported, the Company’s securities were suspended from trading on The Nasdaq Stock Market (“Nasdaq”) on April 5, 2024. The Nasdaq Hearing Panel affirmed the decision to delist the Company’s securities from Nasdaq on June 24, 2024. The Nasdaq Board of Directors declined to review the decision of the Hearing Panel on July 25, 2024.. The Company expects that a Form 25 will be filed by Nasdaq with the Securities and Exchange Commission, which would formally remove the Company’s common stock and warrants from listing and registration on Nasdaq. The Company has not been notified when such Form 25-NSE will be filed, or otherwise informed by Nasdaq of when the delisting of its securities from Nasdaq is expected to occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sale of Securities

In April and May 2024, the Company sold 1,889,434 shares of its common stock to ten accredited investors at a price of $0.70 per share for gross proceeds of $1,322,600.

In April and May 2024, the company issued 376,000 shares to three service providers for consulting services valued at market on the date of grant of $214,160.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

(c) Rule 10b5-1 Trading Plans

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

10.1**	Amendment dated as of May 1, 2024 to the Employment Agreement between PetVivo Holdings, Inc. and the John Lai effective as of November 1, 2021, as amended.

10.2**	Amendment dated as of May 1, 2024 to the Employment Agreement between PetVivo Holdings, Inc. and Randall Meyer effective as of November 1, 2021, as amended.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2024	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

August 14, 2024	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

