Form 10-Q
period 2024-09-30
PetVivo Holdings, Inc.
filed 2024-11-14
CIK 1512922

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2024
Common Stock, $0.001 Preferred Stock (Series A), $0.001	20,857,164 3,045,000

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2024

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30 2024	March 31, 2024
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$126,239	$87,403
Accounts receivable	133,680	18,669
Inventory, net (Note 3)	372,115	390,076
Prepaid expenses and other assets (Note 4)	614,350	545,512
Total Current Assets	1,246,384	1,041,660

Property and Equipment, net (Note 5)	777,330	821,656

Other Assets:
Operating lease right-of-use	1,101,557	1,194,348
Trademark and patents, net (Note 6)	26,483	30,099
Security deposit	34,990	27,490
Total Other Assets	1,163,030	1,251,937
Total Assets	$3,186,744	$3,115,253

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$762,103	$821,230
Accrued expenses and other payables	395,625	243,030
Operating lease liability – short term	191,373	190,589
Note payable and accrued interest	508,916	157,521
Total Current Liabilities	1,858,017	1,412,370
Other Liabilities
Operating lease liability (net of current portion)	910,184	1,003,759
Note payable and accrued interest (net of current portion)	9,372	13,171
Total Other Liabilities	919,556	1,016,930
Total Liabilities	2,777,573	2,429,300
Commitments and Contingencies (see Note 10)
Stockholders’ Equity:
Series A Preferred Stock, par value $0.001, 20,000,000 shares authorized, 3,045,000 and zero issued and outstanding at September 30, 2024 and March 31, 2024, respectively	3,045	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 20,067,164 and 17,058,620 issued and outstanding at September 30, 2024 and March 31, 2024, respectively	20,067	17,059
Common Stock to be Issued	132,000	-
Additional Paid-In Capital	87,275,939	83,468,218
Accumulated Deficit	(87,021,880)	(82,799,324)
Total Stockholders’ Equity	409,171	685,953
Total Liabilities and Stockholders’ Equity	$3,186,744	$3,115,253

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenues	$200,720	$207,366	$324,470	$324,549

Cost of Sales	21,162	21,862	34,156	34,167
Gross Profit	179,558	185,504	290,314	290,382

Operating Expenses:

Sales and Marketing	620,307	1,078,725	1,154,720	2,020,611
Research and Development	465,174	359,332	852,689	653,103
General and Administrative	1,267,117	1,691,790	2,500,378	3,454,588

Total Operating Expenses	2,352,598	3,129,847	4,507,787	6,128,302

Operating Loss	(2,173,040)	(2,944,343)	(4,217,473)	(5,837,920)

Other (Expense) Income
Loss on Extinguishment of Debt	-	(534,366)	-	(534,366)
Settlement Expense	-	(180,000)	-	(180,000)
Interest (Expense) Income	(2,453)	(2,444)	(5,083)	(2,444)

Total Other (Expense) Income	(2,453)	(716,810)	(5,083)	(716,810)
		-		-
Loss before taxes	(2,175,493)	(3,661,153)	(4,222,556)	(6,554,730)

Income Tax Provision	-	-	-	-

Net Loss	$(2,175,493)	$(3,661,153)	$(4,222,556)	$(6,554,730)

Net Loss Per Share:
Basic and Diluted	$(0.11)	$(0.28)	$(0.22)	$(0.53)

Weighted Average Common Shares Outstanding:
Basic and Diluted	20,099,095	12,987,641	19,395,401	12,325,973

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended September 30, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2024	17,058,620	$17,059	-	-	$83,468,218	$(82,799,324)	-	$685,953
Common stock sold	1,889,434	1,889	-	-	1,320,711	-	-	1,322,600
Conversion of debt and interest to common stock	430,798	431	-	-	301,127	-	-	301,558
Stock issued for services	376,000	376	-	-	213,784	-	-	214,160
Stock-based compensation	-	-	-	-	352,295	-	-	352,295
Vesting of restricted stock units	150,000	150	-	-	(150)	-	-	-
Net loss	-	-	-	-	-	(2,047,063)	-	(2,047,063)
Balance at June 30, 2024	19,904,852	$19,905	-	$-	$85,655,985	$(84,846,387)	-	$829,503
Preferred stock sold	-	-	3,045,000	3,045	1,214,955	-	-	1,218,000
Stock issued for services	120,000	120	-	-	55,900	-	-	56,020
Common stock in lieu of compensation	-	-	-	-	-	-	132,000	132,000
Stock-based compensation	-	-	-	-	349,141	-	-	349,141
Vesting of restricted stock units	42,312	42	-	-	(42)	-	-	-
Net loss						(2,175,493)	-	(2,175,493)
Balance at September 30, 2024	20,067,164	$20,067	3,045,000	$3,045	$87,275,939	$(87,021,880)	$132,000	$409,171

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

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2024	September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(4,222,556)	$(6,554,730)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	701,436	1,020,047
Depreciation and amortization	66,540	63,364
Consulting and investor relations services paid in stock	315,088	403,326
Stock issued in lieu of compensation	132,000	115,595
Loss on extinguishment of debt	-	534,366
Interest on convertible debentures	2,900	2,444
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other current assets	(121,247)	(418,180)
(Increase) in accounts receivable	(115,011)	(69,199)
Decrease (increase) in inventory	17,961	(63,797)
Increase in accounts payable and accrued expenses	92,127	361,802
Net Cash Used In Operating Activities	(3,130,762)	(4,604,962)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(18,598)	(93,618)
Net Cash Used in Investing Activities	(18,598)	(93,618)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	1,322,600	3,731,876
Proceeds from the sale of preferred stock and warrants	1,218,000	-
Proceeds from issuance of convertible debentures	150,000	550,000
Proceeds from notes payable	500,000	-
Repayments of notes payable	(2,404)	(3,356)
Net Cash Provided by Financing Activities	3,188,196	4,278,520

Net Increase (Decrease) in Cash	38,836	(420,060)
Cash at Beginning of Period	87,403	475,314
Cash at End of Period	$126,239	$55,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$5,084	$846
Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Convertible debentures and accrued interest converted to common stock	$301,558	$577,500
Stock granted for consulting services	$210,100	$626,540
(Decrease) increase to operating lease right of use asset and operating lease liability	$(92,792)	$1,081,204

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PetVivo Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

September 30, 2024

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the six months ended September 30, 2024, are not necessarily indicative of results to be expected for the year ending March 31, 2025, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2024.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At September 30, 2024, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consist primarily of amounts due from distributors (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable as well as a forecast of projected credit losses. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable since all receivables to date have been collected. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable is fully collectible. Accordingly, as of September 30, 2024, and March 31, 2024, our allowance for credit losses was zero.

In fiscal 2023, the Company has adopted an accounting standard: Adoption of ASC 326, Financial Instruments - Credit Losses, which amends the impairment model by requiring entities to use a forward-looking approach to estimate lifetime expected credit losses on certain types of financial instruments, including trade receivables.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the six months ended September 30, 2024, and 2023, respectively.

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

The Company had 13,089,178 warrants outstanding as of September 30, 2024, with varying exercise prices ranging from $.90 to $5.625 per share. The weighted average exercise price for these warrants is $2.41 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 60,938 restricted stock units outstanding as of September 30, 2024, which are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 995,042 stock options outstanding as of September 30, 2024, with varying exercise prices ranging from $0.80 to $2.79 per share. The weighted average exercise price for these options is $1.79 per share. These stock options are excluded from the weighted average number of shares because they were considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of September 30, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended September 30, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $177,840 and $151,164, respectively. This represents 84% and 66% of total revenues for the three-month period ended September 30, 2024, and 2023, respectively.

For the six months ended September 30, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $231,192 and $186,732, respectively. This represents 68% and 52% of total revenues for the six months ended September 30, 2024, and 2023, respectively.

Assets and liabilities (included in accrued expenses) under the MWI Veterinary Supply Co. Agreement were as follows:

	September 30, 2024	March 31, 2024
Accounts receivable: MWI Veterinary Supply Co.	$133,380	$18,669
Rebate liability	57,264	57,264
Distribution fee payable	9,250	7,583

The Company entered into a Distribution Services Agreement (the “Covetrus Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Covetrus Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Covetrus Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Covetrus Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various rights of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of September 30, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended September 30, 2024, and 2023, the Company did not recognize revenue from product sales under the Covetrus Agreement. The Company did not have any Accounts Receivable from Covetrus at September 30, 2024, and March 31, 2024.

For the six months ended September 30, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $17,784 and $0, respectively. This represents 5% and 0% of total revenues for the six months ended September 30, 2024, and 2023, respectively.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of September 30, 2024, and March 31, 2024, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis on September 30, 2024, and March 31, 2024.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as insurance premium finance loans held for investment, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the consolidated financial statements for the six months ended September 30, 2024. The change had no impact on the Company’s financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

NOTE 2 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain prior year amounts have been reclassified for consistency with the current year presentation in the Consolidated Statements of Operations related to Total Cost of Sales to move certain research and development costs and added as an Operating Expense. There were no reclassifications made to the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity or Consolidated Statements of Cash Flows.

NOTE 3 – INVENTORY

As of September 30, 2024, and March 31, 2024, the Company had inventory of $372,115 and $390,076, respectively.

The inventory components are as follows:

	September 30, 2024	March 31, 2024
Finished Goods	$12,303	$35,442
Work in process	57,511	20,289
Raw materials	302,301	334,345
Total Net	$372,115	$390,076

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2024, the Company had $614,350 in prepaid expenses and other current assets consisting primarily of $268,000 in insurance costs, $172,000 in investor relations, $46,000 in Nasdaq and FINRA fees, $35,000 in trade shows and $30,000 in clinical studies.

As of March 31, 2024, the Company had $545,512 in prepaid expenses and other current assets consisting primarily of $217,000 in investor relations services, $138,000 in insurance costs, $67,000 in Nasdaq and FINRA fees, $26,000 in consulting, and $44,000 in tradeshows.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	September 30, 2024	March 31, 2024
Leasehold improvements	$418,041	$418,041
Production equipment	673,219	661,204
R&D equipment	25,184	25,184
Computer equipment and furniture	151,400	144,817
Total, at cost	1,267,844	1,249,246
Accumulated depreciation	(490,514)	(427,590)
Total Net	$777,330	$821,656

Depreciation expense was $31,661 and $30,078 for the three months ended September 30, 2024 and 2023, respectively. Depreciation expense was $62,924 and $59,089 for the six months ended September 30, 2024 and 2023, respectively.

NOTE 6 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	September 30, 2024	March 31, 2024
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,869,716)	(3,866,100)
Total net	$26,483	$30,099

Amortization expense was $1,382 and $2,137 for the three months ended September 30, 2024 and 2023, respectively. Amortization expense was $3,616 and 4,275 for the six months ended September 30, 2024 and 2023, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses were as follows:

	September 30, 2024	March 31, 2024
Accrued payroll and related taxes	$214,765	$111,353
Accrued expenses	180,860	131,677
Total	$395,625	$243,030

NOTE 8 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At September 30, 2024, and March 31, 2024, the amount outstanding on the note was $16,857 and $20,528, respectively. At September 30, 2024, the Company classified $7,485 as a current liability and $9,372 in other liabilities. At March 31, 2024, the Company classified $7,521 as a current liability and $13,171 in other liabilities.

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

On September 9, 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The holder of the note has the option to convert the principal and accrued interest at a conversion price of the lesser of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). On September 27, 2024, the Company entered into another promissory note for an additional $350,000 with the same terms. As of the date of this filing, the September 9, 2024 promissory note is in default.

NOTE 9 – RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the six months ended September 30, 2024, and 2023, the Company made contributions to the plan of $25,463 and $25,408, respectively.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Lease Obligations

We lease property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset, and we have the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. We record an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (‘ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options is at our discretion and is included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, we use the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, we must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of September 30, 2024, and March 31, 2024, was $2,340.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of September 30, 2024, and March 31, 2024, was $2,808.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of September 30, 2024, and March 31, 2024, was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the three months ended June 30, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of September 30, 2024, in addition to monthly rental fees specific to the vehicle, there are fixed monthly non-lease components that have been included in the ROU operating lease assets and operating lease liabilities. The non-lease components are not significant.

Operating lease expense for the six months ended September 30, 2024, and 2023, was $25,395 and $48,932 respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2024:

2025	$139,225
2026	226,166
2027	179,916
2028	114,410
2029	114,273
2030	117,228
Thereafter	401,289
$1,292,507
Less: amount representing interest	(190,950)
Total	$1,101,557

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 7, 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.9%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,102,000 and corresponding and equal operating lease liabilities for the leases. As of September 30, 2024, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 3.9 years and 4.19%, respectively, are as follows:

Present value of future base rent lease payments	$1,101,557
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,101,557

As of September 30, 2024, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,101,557
Total operating lease assets	1,101,557

Operating lease current liability	191,373
Operating lease other liability	910,184
Total operating lease liabilities	$1,101,557

Employment Agreements

The Company has employment agreements with its executive officers. As of September 30, 2024, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

The Company incurred a net loss $4,222,556 for the six months ended September 30, 2024, had net cash used in operating activities of $3,130,762 for the same period, and has an accumulated deficit of $87,021,880 on September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 30,000 at September 30, 2024.

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

Common Stock

For the six months ended September 30, 2024, the Company issued 3,338,544 shares of common stock as follows:

i)	1,889,434 shares in connection with the sale of stock in April and May 2024 in exchange for proceeds of $1,322,600 at a price of $0.70 per share.

ii)	430,798 shares in April 2024 in connection with the conversion of a convertible note plus interest in exchange for proceeds of $301,558 at a price of $0.70 per share.

iii)	320,000 shares in April 2024 to service providers for consulting services valued at market on the date of grant of $173,400.

iv)	56,000 shares in May 2024 to service providers for consulting services valued at market on the date of grant of $40,760.

v)	150,000 shares related to vesting of restricted stock units (“RSUs”), vesting in April 2024.

vi)	120,000 shares in July 2024 to service providers for consulting services valued at market on the date of grant of $56,020.

vii)	5,000 shares related to vesting of restricted stock units (“RSUs”), vesting in July 2024.

viii)	37,312 shares related to vesting of restricted stock units (“RSUs”), vesting in September 2024.

ix)	330,000 shares to be issued to the Company’s executive officers, in lieu of compensation valued at $132,000, based on the closing stock prices on the issuance date.

For the six months ended September 30, 2023, the Company issued 2,891,511 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in a registered direct offering which closed in April 2023 in exchange for proceeds of $2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.

ii)	6,250 shares related to vesting of restricted stock units (“RSUs”), vesting in June 2023;

iii)	30,300 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589, based on the closing stock prices on the vesting date with 10,100 shares vesting in April 2023, 10,100 shares vesting in May 2023, and 10,100 shares vesting in June 2023;

iv)	16,666 shares in April 2023 to service providers for consulting services valued at market on the date of grant of $48,581;

v)	16,666 shares in May 2023 to service providers for consulting services valued at market on the date of grant of $40,332;

vi)	16,666 shares in June 2023 to service providers for consulting services valued at market on the date of grant of $34,165;

vii)	16,666 shares in July 2023 to service providers for consulting services valued at market on the date of grant of $35,332;

viii)	42,000 shares in July 2023 to a service provider for consulting services valued at market on the date of grant of $89,040;

ix)	1,200,002 shares in connection with the sale of stock in August 2023 in exchange for proceeds of $1,775,782 net of offering costs of $24,218, at a price of $1.50 per share;

x)	385,000 shares in connection with the conversion of the Convertible Debentures in August 2023 totaling $577,500 including $27,500 of accrued interest at a price of $1.50 per share;

xi)	12,212 shares in August 2023 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 22,500 shares of common stock at a strike price of $1.33 per share;

xii)	16,666 shares in August 2023 to service providers for consulting services valued at market on the date of grant of $32,332;

xiii)	250,000 shares in August 2023 to a service provider for consulting services valued at market on the date of grant of $537,500;

xiv)	22,000 shares related to vesting of RSUs in August 2023;

xv)	20,200 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued at $41,006, based on the closing stock prices on the vesting date with 10,100 shares vesting in July 2023 and 10,100 shares vesting in August 2023;

xvi)	16,666 shares in September 2023 to service providers for consulting services valued at market on the date of grant of $31,999;

xvii)	7,500 shares in September 2023 to a service provider for consulting services valued at market on the date of grant of $14,775; and

xviii)	22,466 shares in September 2023 pursuant to a warrant holder’s cashless exercise of warrants for purchase of 41,084 shares of common stock at a weighted average strike price of $1.35 per share;

The Company has issued shares of common stock to providers of investor relations services which are reported in the Consolidated Statements of Changes in Stockholders’ Equity. The value of these shares is reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Operations and Cash Flows was $315,088 and $403,326 for the six months ended September 30, 2024, and 2023, respectively. The difference of $100,928 in the Consolidated Statements of Operations and Cash Flows is the prepaid stock issued for services to investor relation firms.

Preferred Stock

For the six months ended September 30, 2024, the Company issued 3,045,000 shares of series A convertible preferred stock in exchange for proceeds of $1,218,000 at a price of $0.40 per share.

The certificate of designation of rights and preferences has an optional conversion provision whereby each share of Series A Preferred Stock shall be convertible at any time at the option of a holder into shares of Common Stock. The Series A Preferred Stock also has an automatic conversion whereby the preferred shares shall automatically convert into Common Stock upon the one year anniversary of the issuance of the Series A Preferred Stock.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $91,149 and $223,383 for the three months ended September 30, 2024, and 2023, respectively and $227,724 and $480,349 for the six months ended September 30, 2024, and 2023, respectively. At September 30, 2024, there was approximately $42,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of one year.

Our time-based restricted stock unit activity for the year ended March 31, 2024, and the six months ended September 30, 2024 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2023	256,084	$3.85	$643,209
Vested	(198,584)	3.82	-
Cancelled	(25,500)	3.77	-
Balance at March 31, 2024	32,000	4.08	$32,000
Granted	321,250	0.72
Vested	(282,312)	1.04
Cancelled	(10,000)	3.04	-
Balance at September 30, 2024	60,938	$0.62	$28,641

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of three to seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $148,614 and $278,470 for the three months ended September 30, 2024, and 2023, respectively and $321,939 and $509,123 for the six months ended September 30, 2024, and 2023, respectively. At September 30, 2024, there was approximately $572,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 1.1 years.

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

The following table sets forth the estimated fair values of our stock options granted:

	Six Months Ended	Year Ended
	September 30, 2024	March 31,2024
Expected term	3 years	6 years
Expected volatility	78.2% -210.5%	75.9% - 95.7%
Risk-free interest rate	1.47% - 4.35%	3.46% – 4.52%
Expected dividend yield	0%	0%
Fair value on the date of grant	$0.64 – $2.79	$1.20 - $2.75

Our stock option activity for the year ended March 31, 2024, and the six months ending September 30, 2024 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2023	884,849	$2.19	6.3 years	$100,200
Granted	822,605	1.77
Cancelled	(198,332)	2.03
Balance at March 31, 2024	1,509,122	1.98	5.7 years	$-
Granted	122,000	0.80
Cancelled	(636,080)	2.06
Balance at September 30, 2024	995,042	$1.79	2.2 years	$-

Options exercisable at September 30, 2024	310,742

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options granted for the year ended March 31, 2024, and the six months ended September 30, 2024 were to employees and directors. The fair value of these options on the date of grant was $1,107,799 and $1,169,717 for the year ended March 31, 2024, and the six months ended September 30, 2024, respectively.

Options exercisable at September 30, 2024, had exercise prices ranging from $1.39 to $2.79.

The following summarizes additional information about our stock options:

	Six Months Ended	Year Ended
	September 30, 2024	Mar 31, 2024
Number of:
Non-vested options, beginning of period	936,707	709,394
Non -vested options, end of period	684,300	936,707
Vested options, end of period	310,742	572,415

	Six Months Ended	Year Ended
	September 30, 2024	Mar 31, 2024
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.84	$2.23
Non-vested options, end of period	$1.57	$1.84
Vested options, end of period	$2.31	$2.21
Forfeited options, during the period	$1.87	$2.03

Warrants

During the six months ended September 30, 2024, the Company issued warrants to purchase an aggregate of 5,365,232 shares of common stock in connection with the sale of stock in a private offering.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Six Months Ended
September 30, 2024
Stock price on valuation date	$0.49 - $0.82
Exercise price	$0.90 - $1.50
Term (years)	3.0
Volatility	92.7% - 95.3%
Risk-free rate	4.02% - 4.15%

The Company did not issue any warrants for the three months ended September 30, 2023.

A summary of warrant activity for the year ended March 31, 2024, and the six months ended September 30, 2024 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2023	3,562,817	$5.05	3,540,317	$5.07
Granted and issued	4,386,463	1.80
Cashless warrant exercises	(63,584)	(1.34)
Expired	(16,750)	(4.18)
Outstanding, March 31, 2024	7,768,946	3.29	7,768,946	3.28
Granted and issued	5,365,232	1.16
Expired	(45,000)	1.33
Outstanding, September 30, 2024	13,089,178	$2.41	13,089,178	$2.41

On September 30, 2024, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$0.90-$1.50	3,207,228	$0.92	2.62	3,207,228	$0.92

$1.51-$2.00	6,572,956	$1.65	2.15	6,572,956	$1.65

2.01-4.00	235,438	2.34	0.50	235,438	2.34

4.01-5.63	3,043,556	5.63	1.83	3,043,556	5.63

Total	13,089,178	$2.41	2.16	13,089,178	$2.41

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $109,378 and $146,170 for the three months ended September 30, 2024, and 2023, respectively and $151,773 and $146,170 for the six months ended September 30, 2024, and 2023, respectively. At September 30, 2024, there was $1,525,000 of future unrecognized warrant expense.

For the six months ended September 30, 2024 and 2023, the total stock-based compensation on all instruments was $701,436 and $1,135,642, respectively.

NOTE 13 – SUBSEQUENT EVENTS

From October 1, 2024, through the date of this quarterly report 10Q filing, the Company issued a total of 460,000 restricted common shares, as follows: i) 25,000 restricted common shares for an investor relations consultant; ii) 210,000 restricted common shares to six independent board members as annual compensation for board service; iii); and 225,000 restricted common shares to four accredited investors who purchased the shares for $112,500 at $0.50 per share. The Company also raised $200,000 of short-term notes from two accredited investors with conversion provisions to convert at the lesser of the per share price at which the Company sells Shares of the Company may raise in a subsequent offering or $0.50 per share.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our 2024 10-K Report and the consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2024 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to pursue our current plans to commercialize our initial product, Spryng™.

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2024	2023	2024	2023

Revenues	$200,720	$207,366	$324,470	$324,549

Cost of Sales	21,162	21,862	34,156	34,167

Operating Expenses	2,352,598	3,129,847	4,507,787	6,128,302

Other (Expense) Income	(2,453)	(716,810)	(5,083)	(716,810)

Net Loss	$(2,175,493)	$(3,661,153)	$(4,222,556)	$(6,554,730)

Net loss per share - basic and diluted	$(0.11)	$(0.28)	$(0.22)	$(0.53)

For The Three Months Ended September 30, 2024, Compared to The Three Months Ended September 30, 2023

Total Revenues. Revenues were $200,720 and $207,366 for the three months ended September 30, 2024 and 2023, respectively. Revenues in the three months ended September 30, 2024, consist of sales of our Spryng™ products to our Distributors of $168,948 and to veterinary clinics in the amount of $31,771. Revenues in the three months ended September 30, 2023, consist of sales of our Spryng™ products to our Distributor of $135,976 and to veterinary clinics in the amount of $71,390.

Cost of Sales. Cost of sales were $21,162 and $21,862 for the three months ended September 30, 2024 and 2023, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. Cost of sales in the three months ended September 30, 2024, compared to the three months ended September 30, 2023 remained constant.

Operating Expenses. Operating expenses were $2,352,598 and $3,129,847 for the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative (“G&A”) expenses were $1,267,117 and $1,691,790 for the three months ended September 30, 2024 and 2023, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $620,307 and $1,078,725 for the three months ended September 30, 2024 and 2023, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $465,174 and $359,332 for the three months ended September 30, 2024 and 2023, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $2,173,040 and $2,944,343 for the three months ended September 30, 2024 and 2023, respectively. The decrease was related to cost-cutting initiatives in general and administrative and sales and marketing expenses.

Other Expense. Other expense was $2,453 and $716,810 for the three months ended September 30, 2024 and 2023, respectively. Other expense in 2023 consisted of loss on extinguishment of debt and a settlement expense to David Masters.

Net Loss. Our net loss for the three months ended September 30, 2024 was $2,175,493 or ($0.11) per share as compared to a net loss of $3,661,153 or ($0.28) per share for the three months ended September 30, 2023. The decrease was related to cost-cutting initiatives in general and administrative expenses and sales and marketing expenses. The weighted average number of shares outstanding was 20,099,095 compared to 12,987,641 for the three months ended September 30, 2024 and 2023, respectively.

For The Six Months Ended September 30, 2024, Compared to The Six Months Ended September 30, 2023

Total Revenues. Revenues were $324,470 and $324,549 for the six months ended September 30, 2024 and 2023, respectively. Revenues in the six months ended September 30, 2024, consist of sales of our Spryng™ products to our Distributors of $237,239 and to veterinary clinics in the amount of $87,231. Revenues in the six months ended September 30, 2023, consist of sales of our Spryng™ products to our Distributor of $169,371 and to veterinary clinics in the amount of $155,178.

Cost of Sales. Cost of sales were $34,156 and $34,167 for the six months ended September 30, 2024 and 2023, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. Cost of sales in the six months ended September 30, 2024, compared to the three months ended September 30, 2023 remained constant.

Operating Expenses. Operating expenses were $4,507,787 and $6,128,302 for the six months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative (“G&A”) expenses were $2,500,378 and $3,454,588 for the six months ended September 30, 2024 and 2023, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $1,154,720 and $2,020,611 for the six months ended September 30, 2024 and 2023, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $852,689 and $653,103 for the six months ended September 30, 2024 and 2023, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $4,217,473 and $5,837,920 for the six months ended September 30, 2024 and 2023, respectively. The decrease was related to cost-cutting initiatives in general and administrative and sales and marketing expenses.

Other Expense. Other expense was $5,083 and $716,810 for the six months ended September 30, 2024 and 2023, respectively. Other expense in 2023 consisted of loss on extinguishment of debt and a settlement expense to David Masters.

Net Loss. Our net loss for the six months ended September 30, 2024 was $4,222,556 or ($0.22) per share as compared to a net loss of $6,554,730 or ($0.53) per share for the six months ended September 30, 2023. The decrease was related to cost-cutting initiatives in general and administrative expenses and sales and marketing expenses. The weighted average number of shares outstanding was 19,395,401 compared to 12,325,973 for the six months ended September 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2024, our current assets were $1,246,384, including $126,239 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,858,017 including $1,157,728 of accounts payable and accrued expenses. Our working capital deficit as of September 30, 2024 was $611,633.

From October 1, 2024, through the date of this quarterly report 10Q filing, the Company sold 225,000 restricted common shares to four accredited investors who purchased the shares for $112,500 at $0.50 per share. The Company also raised $200,000 of short-term notes from two accredited investors with conversion provisions to convert at the lesser of the per share price at which the Company sells Shares of the Company may raise in a subsequent offering or $0.50 per share.

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

Net Cash Used in Operating Activities – We used $3,130,762 of net cash in operating activities for the six months ended September 30, 2024. This cash used in operating activities was primarily attributable to our net loss of $4,222,556, partially offset by stock-based compensation expense of $701,436 and investor relations and consulting services paid in stock of $315,088.

Net Cash Used in Investing Activities – We used $18,598 of net cash in investing activities for the six months ended September 30, 2024, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – During the six months ended September 30, 2024, we provided net cash of $3,188,196 from the sale of common stock and preferred stock and proceeds from the issuance of convertible debentures and notes payable.

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

At September 30, 2024, the Company’s inventory had a carrying value of $372,115 and was broken down into $12,303 of finished goods, $57,511 of work in process, and $302,301 in raw materials.

At March 31, 2024, the Company’s inventory had a carrying value of $390,076 and was broken down into $35,442 of finished goods, $20,289 of work in process, and $334,345 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of September 30, 2024, we are obligated on a note and accrued interest of $18,288.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2024, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital deficit at September 30, 2024 was $611,633. We have continued to realize losses from operations. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to formal review of the Company’s financial management.

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

There were no significant changes in our internal control over financial reporting in the second quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 9. Commitments and Contingencies, in the Condensed Notes to Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information regarding legal contingencies.

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

In April 2024, the Company issued 150,000 shares of its restricted common stock to its CEO valued at $90,000.

In April 2024, the Company sold 430,798 shares of common stock in connection with the conversion of a convertible note plus accrued interest in exchange for proceeds of $301,558 at a price of $0.70 per share.

In April and May 2024, the Company issued 1,889,434 shares of common stock in exchange for proceeds of $1,322,600 at a price of $0.70 per share.

In April and May 2024, the company issued 376,000 shares to service providers for consulting services valued at market on the date of grant of $214,160.

In July 2024, the Company issued 3,045,000 shares of series A convertible preferred stock in exchange for proceeds of $1,218,000 at a price of $0.40 per share.

In July 2024, the Company issued 120,000 shares to service providers for consulting services valued at market on the date of grant of $56,020.

In July and September 2024, the Company issued 42,312 shares of common stock upon the vesting of restricted stock units issued to four employees.

As of September 30, 2024, 330,000 shares to be issued to the Company’s executive officers, in lieu of compensation valued at $132,000, based on the closing stock prices on the issuance date.

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

November 14, 2024	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

November 14, 2024	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

