Form 10-Q
period 2024-12-31
PetVivo Holdings, Inc.
filed 2025-02-14
CIK 1512922

U.S. SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2025
Common Stock, $0.001 Preferred Stock (Series A), $0.001	22,201,784 3,045,000

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED December 31, 2024

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	March 31, 2024
	(Unaudited)
Assets:
Current Assets
Cash and cash equivalents	$28,891	$87,403
Accounts receivable	493,121	18,669
Inventory, net (Note 3)	353,307	390,076
Prepaid expenses and other assets (Note 4)	351,510	545,512
Total Current Assets	1,226,829	1,041,660

Property and Equipment, net (Note 5)	770,267	821,656

Other Assets:
Operating lease right-of-use	1,055,150	1,194,348
Trademark and patents, net (Note 6)	25,104	30,099
Security deposit	34,990	27,490
Total Other Assets	1,115,244	1,251,937
Total Assets	$3,112,340	$3,115,253

Liabilities and Stockholders’ Equity (Deficit):

Current Liabilities
Accounts payable	$1,028,679	$821,230
Accrued expenses and other payables	410,056	243,030
Operating lease liability – short term	191,766	190,589
Note payable and accrued interest	1,305,813	157,521
Total Current Liabilities	2,936,314	1,412,370
Other Liabilities
Operating lease liability (net of current portion)	863,384	1,003,759
Note payable and accrued interest (net of current portion)	7,423	13,171
Total Other Liabilities	870,807	1,016,930
Total Liabilities	3,807,121	2,429,300
Commitments and Contingencies (see Note 10)
Stockholders’ Equity (Deficit):
Series A Convertible Preferred Stock, par value $0.001, 20,000,000 shares authorized, 3,045,000 and zero issued and outstanding at December 31, 2024 and March 31, 2024, respectively	3,045	-
Common Stock, par value $0.001, 250,000,000 shares authorized, 21,251,784 and 17,058,620 issued and outstanding at December 31, 2024 and March 31, 2024, respectively	21,252	17,059
Additional Paid-In Capital	88,059,840	83,468,218
Accumulated Deficit	(88,778,918)	(82,799,324)
Total Stockholders’ Equity (Deficit)	(694,781)	685,953
Total Liabilities and Stockholders’ Equity (Deficit)	$3,112,340	$3,115,253

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Revenues	$583,313	$595,891	$907,783	$920,440

Cost of Sales	61,497	62,569	95,653	96,646
Gross Profit	521,816	533,322	812,130	823,794

Operating Expenses:

Sales and Marketing	723,461	1,032,575	1,878,180	3,053,184
Research and Development	371,953	351,584	1,224,642	1,004,780
General and Administrative	1,184,807	1,282,787	3,685,186	4,737,374

Total Operating Expenses	2,280,221	2,666,946	6,788,008	8,795,338

Operating Loss	(1,758,405)	(2,133,624)	(5,975,878)	(7,971,544)

Other (Expense) Income
Loss on Extinguishment of Debt	-	-	-	(534,366)
Settlement Expense	-	-	-	(180,000)
Gain on extinguishment of payables	-	385,874	-	385,874
Other Income (Expense)	25,745	-	25,745	-
Interest (Expense) Income	(24,378)	(2,098)	(29,461)	(4,542)

Total Other (Expense) Income	1,367	383,776	(3,716)	(333,034)

Loss before taxes	(1,757,038)	(1,749,848)	(5,979,594)	(8,304,578)

Income Tax Provision	-	-	-	-

Net Loss	$(1,757,038)	$(1,749,848)	$(5,979,594)	$(8,304,578)

Net Loss Per Share:
Basic and Diluted	$(0.09)	$(0.12)	$(0.30)	$(0.64)

Weighted Average Common Shares Outstanding:
Basic and Diluted	20,632,921	14,271,530	19,786,608	12,976,851

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

Three and Nine Months Ended December 31, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2024	17,058,620	$17,059	-	-	$83,468,218	$(82,799,324)	-	$685,953
Common stock sold	1,889,434	1,889	-	-	1,320,711	-	-	1,322,600
Conversion of debt and interest to common stock	430,798	431	-	-	301,127	-	-	301,558
Stock issued for services	376,000	376	-	-	213,784	-	-	214,160
Stock-based compensation	-	-	-	-	352,295	-	-	352,295
Vesting of restricted stock units	150,000	150	-	-	(150)	-	-	-
Net loss	-	-	-	-	-	(2,047,063)	-	(2,047,063)
Balance at June 30, 2024	19,904,852	$19,905	-	$-	$85,655,985	$(84,846,387)	-	$829,503
Preferred stock sold	-	-	3,045,000	3,045	1,214,955	-		1,218,000
Stock issued for services	120,000	120	-	-	55,900	-	-	56,020
Common stock in lieu of compensation	-	-	-	-	-	-	132,000	132,000
Stock-based compensation	-	-	-	-	349,141	-	-	349,141
Vesting of restricted stock units	42,312	42	-	-	(42)	-	-	-
Net loss						(2,175,493)	-	(2,175,493)
Balance at September 30, 2024	20,067,164	$20,067	3,045,000	$3,045	$87,275,939	$(87,021,880)	$132,000	$409,171
Common stock sold	225,000	225	-	-	112,275	-	-	112,500
Stock issued for services	460,000	460	-	-	188,070	-	-	188,530
Common stock in lieu of compensation	240,000	240	-	-	131,760	-	(132,000)	-
Cancellation of stock awards	(25,000)	(25)	-	-	(13,725)	-	-	(13,750)
Bonus conversion	121,808	122	-	-	49,878	-	-	50,000
Stock-based compensation	-	-	-	-	315,806	-	-	315,806
Vesting of restricted stock units	162,812	163	-	-	(163)	-		-
Net Loss						(1,757,038)	-	(1,757,038)
Balance at December 31, 2024	21,251,784	$21,252	3,045,000	$3,045	$88,059,840	$(88,778,918)	-	$(694,781)

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended December 31, 2023

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025
Common stock sold	793,585	794	2,092,800	-	(137,500)	1,956,094
Stock issued for services	49,998	50	123,028	-	-	123,078
Stock-based compensation	-	-	413,030	-	-	413,030
Vesting of restricted stock units in lieu of compensation	30,300	31	74,558	-	-	74,589
Vesting of restricted stock units	6,250	6	(6)	-	-	-
Net loss	-	-	-	(2,893,577)	-	(2,893,577)
Balance at June 30, 2023	11,830,353	$11,831	$75,124,014	$(74,737,606)	$-	$398,239

Common stock and warrants sold	1,200,002	1,200	1,774,582	-	-	1,775,782
Stock issued for services	349,498	350	740,628	-	-	740,978
Conversion of debt and interest to common stock	385,000	385	577,115	-	-	577,500
Value of stock and warrants issued on extinguishment of debt	-	-	509,310	-	-	509,310
Cashless warrant exercise	34,678	34	(34)	-	-	-
Vesting of restricted stock units in lieu of compensation	20,200	20	40,986	-	-	41,006
Vesting of restricted stock units	22,000	22	(22)	-	-	-
Stock-based compensation	-	-	607,017	-	-	607,017
Net loss	-	-	-	(3,661,153)	-	(3,661,153)
Balance at September 30, 2023	13,841,731	$13,842	$79,373,596	$(78,398,759)	$-	$988,679
Common stock and warrants sold	1,151,224	1,151	1,409,103	-	(27,000)	1,383,254
Stock issued for services	167,004	167	292,958	-	-	293,125
Return of stock issued for services	(250,000)	(250)	(537,250)	-	-	(537,500)
Vesting of restricted stock units	11,250	11	(11)	-	-	-
Stock-based compensation	-	-	517,390	-	-	517,390
Net loss	-	-		(1,749,848)	-	(1,749,848)
Balance at December 31, 2023	14,921,209	$14,921	$81,055,786	$(80,148,607)	$(27,000)	$895,100

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2024	December 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss For The Period	$(5,979,594)	$(8,304,578)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,017,242	1,537,437
Depreciation and amortization	98,614	93,691
Consulting and investor relations services paid in stock	626,653	629,554
Stock issued in lieu of compensation, net of cancelled shares	118,250	115,595
Stock issued for bonus conversion	50,000	-
Loss on extinguishment of debt	-	534,366
Interest on convertible debentures	2,900	2,444
Extinguishment of payables	-	(385,874)
Changes in Operating Assets and Liabilities
Increase in prepaid expenses and other current assets	18,558	55,174
(Increase) in accounts receivable	(474,452)	(431,997)
Decrease (increase) in inventory	36,769	(97,184)
Increase in accounts payable and accrued expenses	371,307	353,390
Accrued interest on notes payable	21,775	2,498
Net Cash Used In Operating Activities	(4,091,978)	(5,895,484)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(42,230)	(279,802)
Net Cash Used in Investing Activities	(42,230)	(279,802)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	1,435,100	5,115,130
Proceeds from the sale of preferred stock and warrants	1,218,000	-
Proceeds from the issuance of convertible debentures	1,325,000	550,000
Proceeds from issuance of notes payable	100,000	120,000
Repayments of notes payable	(2,404)	(5,073)
Net Cash Provided by Financing Activities	4,075,696	5,780,057

Net Decrease in Cash	(58,512)	(395,229)
Cash at Beginning of Period	87,403	475,314
Cash at End of Period	$28,891	$80,085

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$29,461	$1,224
Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Convertible debentures and accrued interest converted to common stock	$301,558	$577,500
Stock granted for consulting services	$236,380	$280,040
(Decrease) increase to operating lease right of use asset and operating lease liability	$(139,198)	$1,081,204

The accompanying condensed notes are an integral part of these unaudited consolidated financial statements.

PetVivo Holdings, Inc.

Condensed Notes to Consolidated Financial Statements

December 31, 2024

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial reporting and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the nine months ended December 31, 2024, are not necessarily indicative of results to be expected for the year ending March 31, 2025, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2024.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2024 and March 31, 2024.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At December 31, 2024, and March 31, 2024 the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable consist primarily of amounts due from distributors (see revenue recognition). Accounts receivable is recorded based on management’s assessment of the expected consideration to be received, based on a detailed review of historical collections. Management relies on the results of the assessment, which includes payment history of the applicable payer as a primary source of information in estimating the collectability of our accounts receivable as well as a forecast of projected credit losses. We update our assessment on a quarterly basis, which to date has not resulted in any material adjustments to the valuation of our accounts receivable since all receivables to date have been collected. We believe the assessment provides reasonable estimates of our accounts receivable valuation, and therefore we believe that substantially all accounts receivable is fully collectible. Accordingly, as of December 31, 2024, and March 31, 2024, our allowance for credit losses was zero.

In fiscal year 2024, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 amended the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, that management does not intend to sell or believes that it is more likely than not they will be required to sell.

Under CECL, the Company estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.

(H) Inventory

Inventories are recorded in accordance with Accounting Standards Codification (“ASC”) 330, Inventory, and are stated at the lower of cost or net realizable value. We account for inventories using the first in first out (“FIFO”) methodology. Provisions for inventory obsolescence are charged to Cost of Sales. There were no provisions for obsolescence for the nine months ended December 31, 2024, and 2023, respectively.

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

The Company had 12,903,128 warrants outstanding as of December 31, 2024, with varying exercise prices ranging from $.90 to $5.625 per share. The weighted average exercise price for these warrants is $2.41 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 198,126 restricted stock units outstanding as of December 31, 2024, which are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 1,019,878 stock options outstanding as of December 31, 2024, with varying exercise prices ranging from $0.80 to $2.79 per share. The weighted average exercise price for these options is $1.80 per share. These stock options are excluded from the weighted average number of shares because they were considered anti-dilutive.

The Company had 5,799,709 of warrants outstanding as of December 31, 2023, with varying exercise prices ranging from $1.20 to $5.63 per share. The weighted average exercise price for these warrants is $3.89 per share. These warrants are excluded from the weighted average number of shares because they were considered anti-dilutive.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended December 31, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $202,738 and $439,922, respectively. This represents 35% and 74% of total revenues for the three-month period ended December 31, 2024, and 2023, respectively.

For the nine months ended December 31, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $422,371 and $609,293, respectively. This represents 47% and 66% of total revenues for the nine months ended December 31, 2024, and 2023, respectively.

Assets and liabilities (included in accrued expenses) under the MWI Veterinary Supply Co. Agreement were as follows:

	December 31, 2024	March 31, 2024
Accounts receivable: MWI Veterinary Supply Co.	$151,164	$18,669
Rebate liability	57,264	57,264
Distribution fee payable	8,835	7,583

The Company entered into a Distribution Services Agreement (the “Covetrus Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Covetrus Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Covetrus Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Covetrus Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various rights of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the three months ended December 31, 2024, and 2023, the Company recognized revenue from product sales under the Covetrus Agreement of $17,606 and $106,704, respectively. This represents 3% and 18% of total revenues for the three-month period ended December 31, 2024, and 2023, respectively. The Company had Accounts Receivable from Covetrus at December 31, 2024, and March 31, 2024 of $17,784 and $0, respectively.

For the nine months ended December 31, 2024, and 2023, the Company recognized revenue from product sales under the Agreement of $35,212 and $106,704, respectively. This represents 4% and 18% of total revenues for the nine months ended December 31, 2024, and 2023, respectively.

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

The Company’s financial instruments consist of accounts receivable, accounts payable, accrued expenses and note payable and accrued interest. The carrying amount of the Company’s financial instruments approximates their fair value as of December 31, 2024, and March 31, 2024, due to the short-term nature of these instruments and the Company’s borrowing rate of interest.

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

The Company had no assets and liabilities measured at fair value on a recurring basis on December 31, 2024, and March 31, 2024.

(O) Stock-Based Compensation - Non-Employees

Equity Instruments Issued to Parties Other Than Employees for Acquiring Goods or Services

The Company has adopted ASC Topic 718, Accounting for Stock-Based Compensation (ASC 718), which establishes a fair value-based method of accounting for stock-based compensation plans. In accordance with ASC 718, the cost of stock-based awards issued to employees and non-employees over the awards' vest period is measured on the grant date based on the fair value. The fair value is determined using the binomial option pricing model, which incorporates assumptions regarding the expected volatility, expected option life and risk-free interest rate.

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

(P) Stock-Based Compensation

Stock options are valued using the Black-Scholes option-pricing model. The Black Scholes valuation model requires the input of highly subjective assumptions. The assumptions include the expected term of the option, the expected volatility of the price of our common stock, the expected dividend yield, and the risk-free interest rate. These estimates involve inherent uncertainties and the significant application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future. We recognize compensation expense for these options on a straight-line basis over the requisite service period (see Note 12 – “Stockholders’ Equity”).

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

In fiscal year 2024, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (e.g., loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in leases recognized by a lessor in accordance with Topic 842 on leases. In addition, ASC 326 amended the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, that management does not intend to sell or believes that it is more likely than not they will be required to sell.

Under CECL, the Company estimates the allowance for credit losses using relevant available information, from both internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The Company adopted this standard in the consolidated financial statements for the nine months ended December 31, 2024. The change had no impact on the Company’s financial statements.

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

NOTE 3 – INVENTORY

As of December 31, 2024, and March 31, 2024, the Company had inventory of $353,307 and $390,076, respectively.

The inventory components are as follows:

	December 31, 2024	March 31, 2024
Finished Goods	$11,950	$35,442
Work in process	53,935	20,289
Raw materials	287,422	334,345
Total Net	$353,307	$390,076

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2024, the Company had $351,510 in prepaid expenses and other current assets consisting primarily of $194,000 in insurance costs, $49,000 in investor relations, $25,000 in Nasdaq and FINRA fees, $21,000 in trade shows and $15,000 in clinical studies.

As of March 31, 2024, the Company had $545,512 in prepaid expenses and other current assets consisting primarily of $217,000 in investor relations services, $138,000 in insurance costs, $67,000 in Nasdaq and FINRA fees, $26,000 in consulting, and $44,000 in tradeshows.

NOTE 5 – PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

	December 31, 2024	March 31, 2024
Leasehold improvements	$418,041	$418,041
Production equipment	695,437	661,204
R&D equipment	25,184	25,184
Computer equipment and furniture	152,813	144,817
Total, at cost	1,291,475	1,249,246
Accumulated depreciation	(521,208)	(427,590)
Total Net	$770,267	$821,656

Depreciation expense was $30,695 and $28,286 for the three months ended December 31, 2024 and 2023, respectively. Depreciation expense was $93,619 and $87,375 for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 6 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	December 31, 2024	March 31, 2024
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,871,095)	(3,866,100)
Total net	$25,104	$30,099

Amortization expense was $1,379 and $2,041 for the three months ended December 31, 2024 and 2023, respectively. Amortization expense was $4,995 and $6,316 for the nine months ended December 31, 2024 and 2023, respectively.

NOTE 7 – ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses were as follows:

	December 31, 2024	March 31, 2024
Accrued payroll and related taxes	$230,065	$111,353
Accrued expenses	179,991	131,677
Total	$410,056	$243,030

NOTE 8 – NOTE PAYABLE

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At December 31, 2024, and March 31, 2024, the amount outstanding on the note was $15,113 and $20,528, respectively. At December 31, 2024, the Company classified $7,690 as a current liability and $7,423 in other liabilities. At March 31, 2024, the Company classified $7,521 as a current liability and $13,171 in other liabilities.

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

On September 9, 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The holder of the note has the option to convert the principal and accrued interest at a conversion price of the lesser of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). On September 27, 2024, the Company entered into another promissory note for an additional $350,000 with the same terms. As of the date of this filing, the September 9, 2024 promissory note was amended with a new maturity date of February 9, 2025 and the September 24, 2024 promissory note was amended with a new maturity date of February 24, 2025.

From October 7, 2024, through November 19, 2024, the Company entered into two convertible promissory notes with an aggregate of $200,000 to a related party. The notes have accrued interest at a rate of 10% per annum. The unpaid principal balance, together with interest, shall be due and payable in full on or before maturity dates between March 7, 2025, through March 19, 2025. The holder of these notes have the option to convert the principal and accrued interest at a conversion price of the lesser of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”).

From October 28, 2024, through December 30, 2024, the Company entered into various convertible promissory notes with an aggregate of $450,000 to another related party. The notes have accrued interest at a rate of 10% per annum. The unpaid principal balance, together with interest, shall be due and payable in full on or before maturity with dates between April 25, 2025, through June 30, 2025. The holder of these notes have the option to convert the principal and accrued interest at a conversion price of the lesser of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”).

On December 20, 2024, the Company entered into a nonconvertible promissory note for $100,000 to a related party. The note accrued interest at a rate of 12% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 20th day of March 2025 (“Maturity Date”).

On December 20, 2024, the Company entered into a convertible promissory note for $25,000. The note accrued interest at a rate of 12% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 30th day of June 2025 (“Maturity Date”). The holder of the note has the option to convert the principal and accrued interest at a conversion price of the greater of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). This convertible promissory note has an embedded derivative with an amount that is immaterial, as of December 31, 2024.

NOTE 9 – RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the nine months ended December 31, 2024, and 2023, the Company made contributions to the plan of $40,404 and $37,422, respectively.

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

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of December 31, 2024, and March 31, 2024, was $2,340.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of December 31, 2024, and March 31, 2024, was $2,808.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of December 31, 2024, and March 31, 2024, was $8,420.

Vehicles

We leased vehicles for certain members of our field sales organization in the three months ended June 30, 2023, under a vehicle fleet program whereby the noncancelable lease is for a term of 48 months. The Company recognized an operating lease right-of-use asset for approximately $150,000 and corresponding and equal operating lease liability for the lessee. As of December 31, 2024, in addition to monthly rental fees specific to the vehicle, there are fixed monthly non-lease components that have been included in the ROU operating lease assets and operating lease liabilities. The non-lease components are not significant.

Operating lease expense for the nine months ended December 31, 2024, and 2023, was $36,397 and $91,647 respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2024:

2025	$222,224
2026	226,166
2027	179,916
2028	114,410
2029	114,273
2030	117,228
Thereafter	401,289
$1,375,506
Less: amount representing interest	(320,356)
Total	$1,055,150

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 7, 2026, March 2027, and June 2033, a treasury rate of 0.12%, 0.40%, 7.9%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $1,055,000 and corresponding and equal operating lease liabilities for the leases. As of December 31, 2024, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 3.9 years and 4.19%, respectively, are as follows:

Present value of future base rent lease payments	$1,055,150
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$1,055,150

As of December 31, 2024, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$1,055,150
Total operating lease assets	1,055,150

Operating lease current liability	191,766
Operating lease other liability	863,384
Total operating lease liabilities	$1,055,150

Employment Agreements

The Company has employment agreements with its executive officers. As of December 31, 2024, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

In February 2025, we received a complaint for a dispute with a vendor with a value less than $75,000 for a heating, ventilation, and air conditioning (HVAC) unit.

NOTE 11 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss $5,979,594 for the nine months ended December 31, 2024, had net cash used in operating activities of $4,091,978 for the same period, and has an accumulated deficit of $88,778,918 on December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 12 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 30,000 at December 31, 2024.

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

Common Stock

For the nine months ended December 31, 2024, the Company issued 4,218,164 shares and canceled 25,000 shares of common stock as follows:

i)	1,889,434 shares in connection with the sale of stock in April and May 2024 in exchange for proceeds of $1,322,600 at a price of $0.70 per share;

ii)	430,798 shares in April 2024 in connection with the conversion of a convertible note plus interest in exchange for proceeds of $301,558 at a price of $0.70 per share;

iii)	320,000 shares in April 2024 to service providers for consulting services valued at market on the date of grant of $173,400;

iv)	56,000 shares in May 2024 to service providers for consulting services valued at market on the date of grant of $40,760;

v)	150,000 shares related to vesting of restricted stock units (“RSUs”), vesting in April 2024;

vi)	120,000 shares in July 2024 to service providers for consulting services valued at market on the date of grant of $56,020;

vii)	5,000 shares related to vesting of restricted stock units (“RSUs”), vesting in July 2024;

viii)	37,312 shares related to vesting of restricted stock units (“RSUs”), vesting in September 2024;

ix)	240,000 shares in October 2024 to the Company’s executive officers, in lieu of compensation valued at $132,000, based on the closing stock prices on the issuance date;

x)	(25,000) shares returned in October 2024 by an executive officer for cancellation of shares issued in lieu of compensation valued at $13,750;

xi)	90,000 shares related to vesting of restricted stock units (“RSUs”), vesting in October 2024; and

xii)	225,000 shares in connection with the sale of stock in October and November 2024 in exchange for proceeds of $112,500 at a price of $0.50 per share;

xiii)	25,000 shares in October 2024 to a service provider for consulting services valued at market on the date of grant of $11,500;

xiv)	60,000 shares in December 2024 to a service provider for consulting services valued at market on the date of grant of $26,280;

xv)	375,000 shares in December 2024 to the Company’s executive officers for performance services valued at market on the date of grant of $150,750;

xvi)	121,808 shares in December 2024 to the Company’s executive officers for conversion of accrued bonus valued at $50,000;

xvii)	72,812 shares related to vesting of restricted stock units (“RSUs”), vesting in December 2024.

For the nine months ended December 31, 2023, the Company issued 3,970,989 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in a registered direct offering which closed in April 2023 in exchange for proceeds of $2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.

ii)	6,250 shares related to vesting of restricted stock units (“RSUs”), vesting in June 2023;

iii)	30,300 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589, based on the closing stock prices on the vesting date with 10,100 shares vesting in April 2023, 10,100 shares vesting in May 2023, and 10,100 shares vesting in June 2023;

iv)	16,666 shares in April 2023 to service providers for consulting services valued at market on the date of grant of $48,581;

v)	16,666 shares in May 2023 to service providers for consulting services valued at market on the date of grant of $40,332;

vi)	16,666 shares in June 2023 to service providers for consulting services valued at market on the date of grant of $34,165;

vii)	16,666 shares in July 2023 to service providers for consulting services valued at market on the date of grant of $35,332;

viii)	42,000 shares in July 2023 to a service provider for consulting services valued at market on the date of grant of $89,040;

ix)	1,200,002 shares in connection with the sale of stock in August 2023 in exchange for proceeds of $1,775,782 net of offering costs of $24,218, at a price of $1.50 per share;

x)	385,000 shares in connection with the conversion of the Convertible Debentures in August 2023 totaling $577,500 including $27,500 of accrued interest at a price of $1.50 per share;

xi)	12,212 shares in August 2023 pursuant to a warrant holder’s cashless exercise of a warrant for purchase of 22,500 shares of common stock at a strike price of $1.33 per share;

xii)	16,666 shares in August 2023 to service providers for consulting services valued at market on the date of grant of $32,332;

xiii)	250,000 shares in August 2023 to a service provider for consulting services valued at market on the date of grant of $537,500;

xiv)	22,000 shares related to vesting of RSUs in August 2023;

xv)	20,200 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued at $41,006, based on the closing stock prices on the vesting date with 10,100 shares vesting in July 2023 and 10,100 shares vesting in August 2023;

xvi)	16,666 shares in September 2023 to service providers for consulting services valued at market on the date of grant of $31,999;

xvii)	7,500 shares in September 2023 to a service provider for consulting services valued at market on the date of grant of $14,775; and

xviii)	22,466 shares in September 2023 pursuant to a warrant holder’s cashless exercise of warrants for purchase of 41,084 shares of common stock at a weighted average strike price of $1.35 per share;

xix)	125,000 shares in connection with the sale of stock in October 2023 in exchange for proceeds of $200,000;

xx)	(250,000) shares returned in October 2023 from a service provider for cancellation of consulting agreement valued at $537,500;

xxi)	600,000 shares in November 2023 sold pursuant to the At The Market (ATM) agreement. Proceeds from the sale was $870,000 less offering expenses of $63,107 to arrive at net proceeds of $806,893;

xxii)	133,666 shares in October 2023 to service providers for consulting services valued at market on the date of grant of $255,305;

xxiii)	1,250 shares related to vesting of RSUs in October 2023;

xxiv)	16,666 shares in November 2023 to service providers for consulting services valued at market on the date of grant of $23,747;

xxv)	16,672 shares in December 2023 to service providers for consulting services valued at market on the date of grant of $14,071;

xxvi)	352,224 shares in connection with the sale of stock in December 2023 in exchange for proceeds of $290,000;

xxvii)	74,000 shares in December 2023 pursuant to the ATM. Proceeds from the sale were $89,033 less offering expenses of $2,672 to arrive at net proceeds of $86,361; and

xxviii)	10,000 shares related to vesting of RSUs in December 2023.

The Company has issued shares of common stock to providers of investor relations services which are reported in the Consolidated Statements of Changes in Stockholders’ Equity. The value of these shares is reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Operations and Cash Flows was $626,653 and $629,554 for the nine months ended December 31, 2024, and 2023, respectively.

Preferred Stock

For the nine months ended December 31, 2024, the Company issued 3,045,000 shares of series A convertible preferred stock in exchange for proceeds of $1,218,000 at a price of $0.40 per share.

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

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the 2020 Plan that are stock settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense included in the Consolidated Statements of Operations for time-based restricted stock units was $44,114 and $182,377 for the three months ended December 31, 2024, and 2023, respectively and $271,838 and $662,726 for the nine months ended December 31, 2024, and 2023, respectively. At December 31, 2024, there was approximately $120,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of five months.

Our time-based restricted stock unit activity for the year ended March 31, 2024, and the nine months ended December 31, 2024 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2023	256,084	$3.85	$643,209
Vested	(198,584)	3.82	-
Cancelled	(25,500)	3.77	-
Balance at March 31, 2024	32,000	4.08	$32,000
Granted	531,250	0.67
Vested	(355,126)	0.95
Cancelled	(10,000)	3.04	-
Balance at December 31, 2024	198,124	$0.60	$3,109

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on our closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of three to seven years. Stock-based compensation expense included in the Consolidated Statements of Operations for stock options was $155,839 and $276,328 for the three months ended December 31, 2024, and 2023, respectively and $477,778 and $785,451 for the nine months ended December 31, 2024, and 2023, respectively. At December 31, 2024, there was approximately $337,000 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 11 months.

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

The following table sets forth the estimated fair values of our stock options granted:

	Nine Months Ended	Year Ended
	December 31, 2024	March 31,2024
Expected term	3 years	6 years
Expected volatility	78.2% -205.0%	75.9% - 95.7%
Risk-free interest rate	1.47% - 4.35%	3.46% – 4.52%
Expected dividend yield	0%	0%
Fair value on the date of grant	$0.36 – $2.03	$1.20 - $2.75

Our stock option activity for the year ended March 31, 2024, and the nine months ending December 31, 2024 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share (1)	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (2)
Balance at March 31, 2023	884,849	$2.19	6.3 years	$100,200
Granted	822,605	1.77
Cancelled	(198,332)	2.03
Balance at March 31, 2024	1,509,122	1.98	5.7 years	$-
Granted	122,000	0.80
Cancelled	(611,244)	2.06
Balance at December 31, 2024	1,019,878	$1.80	2.2 years	$-

Options exercisable at December 31, 2024	310,742

(1)	The exercise price of each option granted during the period shown above was equal to the market price of the underlying stock on the date of grant.

(2)	The aggregate intrinsic value of stock options outstanding was based on our closing stock price on the last trading day of the period.

Stock options granted for the year ended March 31, 2024, and the nine months ended December 31, 2024 were to employees and directors. The fair value of these options on the date of grant was $1,107,799 and $1,166,563 for the year ended March 31, 2024, and the nine months ended December 31, 2024, respectively.

Options exercisable at December 31, 2024, had exercise prices ranging from $1.39 to $2.79.

The following summarizes additional information about our stock options:

	Nine Months Ended	Year Ended
	December 31, 2024	Mar 31, 2024
Number of:
Non-vested options, beginning of period	936,707	709,394
Non -vested options, end of period	709,136	936,707
Vested options, end of period	310,742	572,415

	Nine Months Ended	Year Ended
	December 31, 2024	Mar 31, 2024
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.84	$2.23
Non-vested options, end of period	$1.57	$1.84
Vested options, end of period	$2.31	$2.21
Forfeited options, during the period	$1.87	$2.03

Warrants

During the nine months ended December 31, 2024, the Company issued warrants to purchase an aggregate of 5,365,232 shares of common stock in connection with the sale of stock in a private offering.

These warrants’ values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Nine Months Ended
December 31, 2024
Stock price on valuation date	$0.49 - $0.82
Exercise price	$0.90 - $1.50
Term (years)	3.0
Volatility	92.7% - 95.3%
Risk-free rate	4.02% - 4.15%

The Company did not issue any warrants for the nine months ended December 31, 2023.

A summary of warrant activity for the year ended March 31, 2024, and the nine months ended December 31, 2024 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Warrants Exercisable	Weighted- Average Exercisable Price

Outstanding, March 31, 2023	3,562,817	$5.05	3,540,317	$5.07
Granted and issued	4,386,463	1.80
Cashless warrant exercises	(63,584)	(1.34)
Expired	(16,750)	(4.18)
Outstanding, March 31, 2024	7,768,946	3.29	7,768,946	3.28
Granted and issued	5,365,232	1.16
Expired	(231,050)	1.33
Outstanding, December 31, 2024	12,903,128	$2.42	12,903,128	$2.34

On December 31, 2024, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Price	Number of Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Number of Warrants	Weighted- Average Exercise Price
$0.90-$1.50	3,237,228	$0.92	2.37	3,237,228	$0.92

$1.51-$2.00	6,542,344	$1.65	1.90	6,542,344	$1.65

$2.01-$4.00	80,000	2.34	0.25	80,00	2.34

$4.01-$5.63	3,043,556	5.63	1.58	3,043,556	5.63

Total	12,903,128	$2.42	2.16	12,903,128	$2.34

Stock-based compensation expense included in the Consolidated Statements of Operations for warrants was $115,853 and $58,685 for the three months ended December 31, 2024, and 2023, respectively and $267,626 and $204,855 for the nine months ended December 31, 2024, and 2023, respectively. At December 31, 2024, there was $1,525,000 of future unrecognized warrant expense.

For the nine months ended December 31, 2024 and 2023, the total stock-based compensation on all instruments was $1,017,242 and $1,537,437, respectively.

NOTE 13 – SUBSEQUENT EVENTS

From January 1, 2025, through the date of this quarterly report 10Q filing, the Company sold 950,000 restricted common shares to nine accredited investors who purchased the shares for $617,500 at $0.65 per share.

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

RESULTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2024	2023	2024	2023

Revenues	$583,313	$595,891	$907,783	$920,440

Cost of Sales	61,497	62,569	95,653	96,646

Operating Expenses	2,280,221	2,666,946	6,788,008	8,795,338

Other (Expense) Income	1,367	383,776	(3,716)	(333,034)

Net Loss	$(1,757,038)	$(1,749,848)	$(5,979,594)	$(8,304,578)

Net loss per share - basic and diluted	$(0.09)	$(0.12)	$(0.30)	$(0.64)

For The Three Months Ended December 31, 2024, Compared to The Three Months Ended December 31, 2023

Total Revenues. Revenues were $583,313 and $595,891 for the three months ended December 31, 2024 and 2023, respectively. Revenues in the three months ended December 31, 2024, consist of sales of our Spryng™ products to our Distributors of $544,517 and to veterinary clinics in the amount of $38,796. Revenues in the three months ended December 31, 2023, consist of sales of our Spryng™ products to our Distributors of $546,626 and to veterinary clinics in the amount of $49,265.

Cost of Sales. Cost of sales were $61,497 and $62,569 for the three months ended December 31, 2024 and 2023, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. Cost of sales in the three months ended December 31, 2024, compared to the three months ended December 31, 2023 remained constant.

Operating Expenses. Operating expenses were $2,280,221 and $2,666,946 for the three months ended December 31, 2024 and 2023, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative (“G&A”) expenses were $1,184,807 and $1,282,787 for the three months ended December 31, 2024 and 2023, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expense.

Sales and marketing expenses were $723,461 and $1,032,575 for the three months ended December 31, 2024 and 2023, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $371,953 and $231,066 for the three months ended December 31, 2024 and 2023, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $1,758,405 and $2,133,624 for the three months ended December 31, 2024 and 2023, respectively. The decrease was related to cost-cutting initiatives in general and administrative and sales and marketing expenses.

Other Income. Other income was $1,367 and $383,776 for the three months ended December 31, 2024 and 2023, respectively. Other income in 2023 consisted of extinguishment of payables.

Net Loss. Our net loss for the three months ended December 31, 2024 was $1,757,038 or ($0.09) per share as compared to a net loss of $1,749,848 or ($0.12) per share for the three months ended December 31, 2023. The decrease was related to cost-cutting initiatives in general and administrative expenses and sales and marketing expenses. The weighted average number of shares outstanding was 20,632,921 compared to 14,271,530 for the three months ended December 31, 2024 and 2023, respectively.

For The Nine Months Ended December 31, 2024, Compared to The Nine Months Ended December 31, 2023

Total Revenues. Revenues were $907,783 and $920,440 for the nine months ended December 31, 2024 and 2023, respectively. Revenues in the nine months ended December 31, 2024, consist of sales of our Spryng™ products to our Distributors of $781,756 and to veterinary clinics in the amount of $126,027. Revenues in the nine months ended December 31, 2023, consist of sales of our Spryng™ products to our Distributor of $715,997 and to veterinary clinics in the amount of $204,443.

Cost of Sales. Cost of sales were $95,653 and $96,646 for the nine months ended December 31, 2024 and 2023, respectively. Cost of sales includes product costs related to the sale of our Spryng™ products and labor and overhead costs. Cost of sales in the nine months ended December 31, 2024, compared to the three months ended December 31, 2023 remained constant.

Operating Expenses. Operating expenses were $6,788,008 and $8,795,338 for the nine months ended December 31, 2024 and 2023, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng™ products.

General and administrative (“G&A”) expenses were $3,685,186 and $4,737,374 for the nine months ended December 31, 2024 and 2023, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $1,878,180 and $3,053,184 for the nine months ended December 31, 2024 and 2023, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, andcompensation costs to support the launch of our Spryng™ product.

Research and development (“R&D”) expenses were $1,224,642 and $1,004,780 for the nine months ended December 31, 2024 and 2023, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng™.

Operating Loss. As a result of the foregoing, our operating loss was $5,975,878 and $7,971,544 for the nine months ended December 31, 2024 and 2023, respectively. The decrease was related to cost-cutting initiatives in general and administrative and sales and marketing expenses.

Other Expense. Other expense was $3,716 and $333,034 for the nine months ended December 31, 2024 and 2023, respectively. Other expense in 2023 consisted of loss on extinguishment of debt and a settlement expense to David Masters.

Net Loss. Our net loss for the nine months ended December 31, 2024 was $5,979,594 or ($0.30) per share as compared to a net loss of $8,304,578 or ($0.64) per share for the nine months ended December 31, 2023. The decrease was related to cost-cutting initiatives in general and administrative expenses and sales and marketing expenses. The weighted average number of shares outstanding was 19,786,608 compared to 12,976,851 for the nine months ended December 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2024, our current assets were $1,226,829, including $28,891 in cash and cash equivalents. In comparison, our current liabilities as of that date were $2,936,314 including $1,438,735 of accounts payable and accrued expenses. Our working capital deficit as of December 31, 2024 was $1,709,485.

From January 1, 2025, through the date of this quarterly report 10Q filing, the Company sold 546,154 restricted common shares to six accredited investors who purchased the shares for $355,000 at $0.65 per share.

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

Net Cash Used in Operating Activities – We used $4,091,978 of net cash in operating activities for the nine months ended December 31, 2024. This cash used in operating activities was primarily attributable to our net loss of $5,979,594, partially offset by stock-based compensation expense of $1,017,242 and investor relations and consulting services paid in stock of $626,653.

Net Cash Used in Investing Activities – We used $42,230 of net cash in investing activities for the nine months ended December 31, 2024, consisting of costs capitalized for manufacturing and computer equipment.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2024, we provided net cash of $4,075,696 from the sale of common stock and preferred stock and proceeds from the issuance of convertible debentures and notes payable.

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

At December 31, 2024, the Company’s inventory had a carrying value of $353,307 and was broken down into $11,950 of finished goods, $53,935 of work in process, and $287,422 in raw materials.

At March 31, 2024, the Company’s inventory had a carrying value of $390,076 and was broken down into $35,442 of finished goods, $20,289 of work in process, and $334,345 in raw materials.

MATERIAL COMMITMENTS

Note Payable

As of December 31, 2024, we are obligated on a note and accrued interest of $15,113.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2024, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital deficit at December 31, 2024 was $1,709,485. We have continued to realize losses from operations. We will need to raise additional capital in the future to support our efforts to commercialize Spryng™ and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

There were no significant changes in our internal control over financial reporting in the third quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In October 2024, the Company issued 240,000 shares to its executive officers, in lieu of compensation valued at $132,000 based on the closing stock price on the issuance date.

In October 2024, the Company returned 25,000 shares issued to an executive officer for cancellation of shares issued in lieu of compensation valued at $13,750.

In October and November 2024, the Company sold 225,000 shares of its common stock to 4 investors for a total amount of $112,500.

In October and December 2024, the Company issued 85,000 shares of common stock to service providers for consulting services valued at $37,780.

In December 2024, the Company issued 375,000 shares of common stock to its executive officers for compensation valued at $150,750.

In December 2024, the Company issued 121,808 shares of common stock to its executive officers as compensation for conversion of accrued bonuses valued at $50,000.

In December 2024, the Company issued 162,812 shares of common stock upon the vesting of restricted stock units issued to 3 employees and 6 board members.

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

February 14, 2025	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

February 14, 2025	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

