Form 10-K
period 2025-03-31
PetVivo Holdings, Inc.
filed 2025-07-10
CIK 1512922

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2025

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
☐ Yes ☒ No

As of July 10, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates was $12,427,372, based on the closing price of the common stock on the Nasdaq Capital Market on such date.

As of July 10, 2025, there were 24,388,731 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of eighteen products for the treatment of animals and humans. A portfolio of twelve patents and six proprietary trade secrets protects the Company’s biomaterials, products, production processes and methods of use. The Company began commercialization of its lead product Spryng® with OsteoCushion® Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

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

Our initial product, Spryng® is a veterinary medical device designed and engineered to provide a bio-integrative scaffold in the affected joint, promoting restoration of proper joint mechanics. Spryng® is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of naturally derived collagen, elastin, and a glycosaminoglycan (i.e. heparin); such particles mimic the composition and mechanical properties of extracellular matrix and natural cartilage. Spryng® assists in promoting a constructive restoration of diseased synovial tissue to improve the biomechanics and mechanical homeostasis of the joint. Furthermore, these particles are designed and engineered to provide a bio-integrative scaffold in the affected joint, promoting restoration of proper joint mechanics.

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses, and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney, and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. our Spryng® product addresses the affliction, loss of synovial fluid and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best of our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng®-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

We believe Spryng® is an optimal solution to safely improve joint function in animals for several reasons:

●	Spryng® addresses the underlying problems which relate to deterioration of cartilage causing pain and inflammation. Spryng® mimics the composition and mechanical properties of extracellular matrix and assists in promoting a constructive restoration of diseased synovial tissue to improve the biomechanics and mechanical homeostasis of the joint.
●	Spryng® is easily administered with the standard intra-articular injection technique. Multiple joints can be treated simultaneously.
●	Case studies indicate many dogs and horses have long-lasting multi-month improvement in lameness after having been treated with Spryng®
●	After receiving a Spryng® injection, many canines are able to discontinue the use of NSAID’s, eliminating the risk of negative side effects.
●	Spryng® is an effective and economical solution for treating osteoarthritis. A single injection of Spryng® is approximately $600 to $900 per joint and typically lasts for at least 12 months.

Historically, drug sales represent up to 30% of revenues at a typical veterinary practice (Veterinary Practice News). Revenues and margins at veterinary practices are being eroded because online, big-box, and traditional pharmacies have recently started filling veterinary prescriptions. Veterinary practices are looking for ways to replace lost prescription revenues with safe and effective products. Spryng® is a veterinarian-administered medical device that should expand practice revenues and margins. We believe that the increased revenues and margins provided by Spryng® will accelerate its adoption rate and propel it forward as the standard of care for canine and equine lameness related to or due to synovial joint issues.

We commenced sales of Spryng® in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng® in the United States through the use of sales reps, clinical studies and market awareness to educate and inform key opinion leaders on the benefits of Spryng®.

We entered into a Distribution Services Agreement (“Distribution Agreement”) with MWI on June 17, 2022. Pursuant to the Agreement, we appointed MWI to distribute, advertise, promote, market, supply, and sell the Company’s lead product, Spryng® on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell Spryng® within the Territory to established accounts, which include: (a) customers who have purchased Spryng® from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase Spryng®. All customers must be licensed veterinary practices.

In December 2023, the Company and MWI agreed to change the Distribution Agreement from an exclusive distribution agreement to a non-exclusive distribution agreement, effective as of January 1, 2024. This is consistent with the Company’s strategy to create multiple sales channels for its products. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI. In December 2023, the Company entered into a non-exclusive distribution agreement with Covetrus North America, LLC (“Covetrus Distribution Agreement”), to market, distribute and sell the Company’s products in the United States, including the District of Colombia. The Covetrus Distribution Agreement had an initial term of one year, which was not automatically renewed. The Company mutually terminated its non-exclusive distribution agreement with Covetrus North America, LLC in February 2025.

In December 2024, we entered into new wholesale distribution partnerships with Vedco Inc. (“Vedco”) and Clipper Distributing, LLC (“Clipper”), both leaders in logistical solutions and supply of products to veterinarians through the channel-of-distribution for veterinarians. Both MWI and Covetrus have the capability to purchase directly from Vedco and/or Clipper.

Spryng® is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng® completed a safety and efficacy study in rabbits in 2007. Since that time, more than 2,000 horses and dogs have been treated with Spryng®. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. This university clinical study was completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a two canine clinical study with Ethos Veterinary Health, the first beginning in May of 2022 which was completed in October 2023, and the second began in June of 2023 with an expected completion in October 2024. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

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

We also have a pipeline that includes 17 therapeutic devices for both veterinary and human clinical applications. Some such devices may be regulated by the FDA or other equivalent regulatory agencies, including but not limited to the Center for Veterinary Medicine (“CVM”). We anticipate growing our product pipeline through the acquisition or in-licensing of additional proprietary products from human medical device companies specifically for use in pets. In addition to commercializing our own products in strategic market sectors and in view of the Company’s vast proprietary product pipeline, the Company may establish strategic out-licensing partnerships to provide secondary revenues.

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their Precise PRP (Platelet-Rich Plasma) product for both canine and equine. Revenues are expected in fiscal year 2026.

Product Pipeline: Other Potential Biocoacervate and Protein Based Products

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

Intellectual Property

Our intellectual property portfolio is comprised of patents, patent applications, trademarks, and trade secrets. We have six patents issued and 2 patent applications pending in the United States. In addition to the United States patent portfolio, we also have four patents granted in key markets around the world including Canada and countries within the European Union.

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

United States Patents:

●	11,890,371 – Biocompatible Protein-Based Particles and Methods Thereof
●	11,975,121 – Protein Biomaterials and Bioacervates and Methods of Making and Using Thereof
●	10,744,236 - Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof
●	10,016,534 – Protein Biomaterial and Biocoacervate Vessel Graft Systems and Methods of Making and Using Thereof
●	8,623,393 – Biomatrix Structural Containment and Fixation Systems and Methods of Use Thereof
●	8,529,939 – Mucoadhesive Drug Delivery Devices and Methods of Making and Using Thereof

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

Furthermore, we rely on proprietary trade secrets and confidential know-how to protect various aspects of its product formulations and manufacturing processes. The Company has six documented trade secrets that include, but are not limited to, unique ingredient compositions, specialized blending and production techniques, quality control procedures, and process efficiencies that have been developed and refined through years of internal research and development. These proprietary methods are central to the performance, stability, and scalability of the products currently commercialized by the Company. To safeguard this intellectual property, the Company maintains strict internal controls, including non-disclosure agreements, restricted access protocols, and employee confidentiality and invention assignment agreements. Although trade secrets do not offer the same legal protections as patents, the Company believes that its robust internal policies and the technical complexity of its formulations and processes provide significant competitive advantage and barriers to entry.

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

Finally, we rely on a combination of registered and unregistered intellectual property to protect our brand and products. As of the date of this filing, we own two United States federally registered trademarks: Spryng® and OsteoCushion®, both of which are actively used in commerce in connection with our core products and services. In addition, we assert common law trademark rights in PetVivo™, which has been used continuously in the marketplace in association with our business since approximately 2014. We also own various copyrights that protect our original works of authorship, including proprietary product documentation, website content, marketing materials, clinical publications and other creative and technical content developed internally or acquired through business operations. These trademarks and copyrights are important assets that support our brand identity, help safeguard the unique elements of our products, differentiate our offerings, enhance our user experience and contribute to our competitive position. We actively monitor and enforce our trademark and copyright rights to protect against infringement or misuse.

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

We commenced sales of Spryng® in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng® in the United States through our distribution relationship with MWI Veterinary Supply Co. (“Distributor” or “MWI”) and the use of sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of Spryng®.

We entered into a Distribution Services Agreement (“Distribution Agreement”) with MWI on June 17, 2022. Pursuant to the Agreement, we appointed MWI to distribute, advertise, promote, market, supply, and sell the Company’s lead product, Spryng® on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell Spryng® within the Territory to established accounts, which include: (a) customers who have purchased Spryng® from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase Spryng®. All customers must be licensed veterinary practices. In March 2025, we mutually terminated our non-exclusive distribution agreement with MWI.

We entered into a Distribution Services Agreement (the “Agreement”) with Covetrus on December 18, 2023. Pursuant to the Agreement, we appointed Covetrus to distribute, advertise, promote, market, supply, and sell the Company’s lead product, Spryng® on an exclusive basis for two (2) years within the United States (the “Territory”), transitioning to a non-exclusive basis thereafter; provided however that the Company shall extend the exclusivity for an additional one (1) year if MWI achieves certain performance targets agreed upon by the parties. The Company can continue to sell Spryng® within the Territory to established accounts, which include: (a) customers who have purchased Spryng® from the Company prior to the date of the Agreement, (b) customers who require that they deal directly with the Company, (c) governmental agencies, and (d) customers that order via the internet who are not directly solicited by MWI to purchase Spryng®. All customers must be licensed veterinary practices. In February 2025, we mutually terminated our non-exclusive distribution agreement with Covetrus.

In December 2024, the Company entered into new wholesale distribution partnerships with Vedco, Inc. (“Vedco”) and Clipper Distributing, LLC (“Clipper”). A distribution service agreement was not signed with either distribution partner. Both MWI and Covetrus have the capability to purchase directly from both distributors.

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

In the EU, medical devices are required to comply with the Medical Devices Directive and obtain CE Mark certification in order to market medical devices. The CE Mark certification, granted following approval from an independent Notified Body, is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives. Distributors of medical devices may also be required to comply with other foreign regulations such as Ministry of Health Labor and Welfare approval in Japan. The time required to obtain these foreign approvals to market our products may be longer or shorter than that required in the U.S., and requirements for those approvals may differ from those required by the FDA. In Europe, our devices are classified as Class IIa or IIb, and will need to conform to the Medical Devices Regulation.

In the U.S., specific permission from the FDA to distribute a new device is usually required (that is, other than in the case of very low-risk devices), and we expect that some form of marketing authorization will be necessary for our devices. Marketing authorization is generally sought and obtained in one of two ways. The first process requires that a pre-market notification (510(k) Submission) be made to the FDA to demonstrate that the device is as safe and effective as, or “substantially equivalent” to, a legally-marketed device that is not subject to pre-market approval (“PMA”). A legally-marketed device is a device that (i) was legally marketed prior to May 28, 1976, (ii) has been reclassified from Class III to Class II or I, or (iii) has been found to be substantially equivalent to another legally-marketed device following a 510(k) Submission. The legally-marketed device to which equivalence is drawn is known as the “predicate” device. Applicants must submit descriptive data and, when necessary, performance data to establish that the device is substantially equivalent to a predicate device. In some instances, data from human clinical studies must also be submitted in support of a 510(k) Submission. If so, these data must be collected in a manner that conforms with specific requirements in accordance with federal regulations including the Investigational Device Exemption (IDE) and human subjects protections or “Good Clinical Practice” regulations. After the 510(k) application is submitted, the applicant cannot market the device unless FDA issues “510(k) clearance” deeming the device substantially equivalent. After an applicant has obtained clearance, the changes to existing devices covered by a 510(k) Submission that do not significantly affect safety or effectiveness can generally be made without additional 510(k) Submissions, but evaluation of whether a new 510(k) is needed is a complex regulatory issue, and changes must be evaluated on an ongoing basis to determine whether a proposed change triggers the need for a new 510(k), or even PMA. The 510(k) clearance pathway is not available for all devices: whether it is a suitable path to market depends on several factors, including regulatory classifications, the intended use of the device, and technical and risk-related issues for the device.

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

Pertaining to our Spryng® product (offered for veterinary use only), in the U.S., the FDA does not require submission of a 510(k), PMA, or any pre-market approval for devices used in veterinary medicine. Device manufacturers who exclusively manufacture or distribute veterinary devices are not required to register their establishments and list veterinary devices and are exempt from post-marketing reporting. The FDA does have regulatory oversight over veterinary devices and can take appropriate regulatory action if a veterinary device is misbranded or adulterated. It is the responsibility of the manufacturer and/or distributor of these articles to assure that these animal devices are safe, effective, and properly labeled.

Exported devices are subject to the regulatory requirements of each country to which the device is exported. Some countries do not have medical device regulations, but in most foreign countries medical devices are regulated. Frequently, medical device companies may choose to seek and obtain regulatory approval of a device in a foreign country prior to application in the U.S. given the different regulatory requirements. However, this does not ensure approval of a device in the U.S.

Research and Development

The Company is currently pursuing advancements in the composition, methods of manufacture and use for its proprietary biomaterials. It is anticipated that within the next twelve months the Company will pursue additional third-party studies related to the use of Spryng® for the treatment of osteoarthritis in canine and equine patients. The Company also anticipates that resources will be expended to advance and improve the manufacturing systems for Spryn® that will increase product volume and overall efficiency. Finally, the Company anticipates that research and testing will be conducted in the next eighteen months involving the existing Spryng® formulation and other variations to identify and determine the next commercial product(s) that may be administered to the digital cushion of horses for the treatment of navicular disease.

Employees and Human Capital

As of July 10, 2025, we have 24 employees. We also engage outside consultants to assist with research and development, clinical development and regulatory matters, investor relations, operations, and other functions from time to time.

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

Insurance

We currently maintain a “life science” commercial insurance policy with coverage in the amount of $2 million for our products and operations. The policy has been designed for those engaged in the life science business. We may face claims in excess of the limits of such insurance. As well, claims made against us may fall outside of our coverage. The policy is a “claims made” policy. Thus, our coverage must be maintained at the time a claim is made for us to be entitled to seek coverage from the issuer of the policy for such claims.

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

Risks Relating to Our Financial Condition

The Company’s failure to meet the continued listing requirements of The Nasdaq Capital Market has resulted in a delisting of its securities.

Our common stock and warrants were delisted for trading on Nasdaq and on July 26, 2024, we received approval for trading on the OTCQB market.

We have incurred substantial losses to date and could continue to incur such losses.

We have incurred substantial losses since commencing our current business. For the year ended March 31, 2025, we lost approximately $8.0 million without obtaining any significant commercial revenues and had an accumulated deficit of approximately $90.8 million. In order to achieve and sustain future revenues, we must succeed in our current efforts to commercialize Spryng® for treatment of dogs and horses suffering from osteoarthritis. That will require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, conduct clinical trials and tests which show the safety and efficacy of Spryng® in dogs and horses and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

As of March 31, 2025, we have cash or cash equivalents of approximately $228,000. We anticipate that we will be adequate to satisfy operational and capital requirements for the next one (1) month. If we are unable to realize substantial revenues in the near future, we will need to seek additional financing beyond this three-month period to continue our operations. We also most likely will require additional financing to develop additional new products or to expand into foreign markets. Accordingly, our ability to commercialize Spryng® and other products may be dependent on our receipt of the net proceeds from our future financings. We also had an investor subscribe to a $5 million Series B Preferred stock offering whereby $600,000 has been received by March 31, 2025. The remaining $4.4 million is expected to be received just prior to the filing of this Form 10-K.

Along with establishing effective production, marketing, sales, and distribution of Spryng® and other products, we believe that our future capital requirements depend upon the timing and costs of many factors with some of them beyond our control, including our ability to establish an adequate base of veterinarian clinics using our products, costs in obtaining patents and any required regulatory approvals for future products, costs of any future target animal studies, costs related to new product development, costs of finished product inventory, expenses to attract and retain skilled personnel as needed, increased costs related to being a listed public company, and the costs of any future acquisitions of existing companies or IP technologies. There is no assurance that future additional capital will be available to us as needed, or if available upon terms acceptable to us.

Risks Relating to Our Business and Industry

We have a limited operating history upon which to base an evaluation of our business prospects.

We were incorporated in March 2009 and have a limited operating history upon which to base an evaluation of our business prospects. We did not begin generating notable revenues from the sale of Spryng® until the second quarter of fiscal 2023. Our limited operating history makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, especially considering the risks, expenses, and difficulties frequently encountered in the establishment of an early-stage company. Our ability to operate our business successfully remains unknown and untested. If we cannot commercialize our products effectively, or are significantly delayed or limited in doing so, our business and operations will be harmed substantially, and we may even need to cease operations.

We are substantially dependent upon the success of Spryng® and any failure of Spryng® to achieve market acceptance would harm us significantly.

We have one lead product, Spryng®, which is in commercial production. Our future prospects rely heavily on the successful marketing of this product. In addition to establishing effective production, marketing, sales, distribution and training for the use of Spryng®, we believe its successful commercialization will depend on other material factors including our ability to educate and convince veterinarians and pet owners about the benefits, safety and effectiveness of Spryng®, the occurrence and severity of any side effects to pets from use of our products, maintaining regulatory compliance and effective quality control for our products, our ability to maintain and enforce our patents and other intellectual property rights, any increased manufacturing costs from third-party contractors or suppliers, and the availability, cost and effectiveness of treatments offered by competitors.

Our lead product, Spryng®, will face significant competition in our industry, and our failure to compete effectively may prevent us from achieving any significant market penetration.

The development and commercialization of animal care products is highly competitive, including significant competition from major pharmaceutical, biotechnology, and specialty animal health medical companies. Our competitors include Zoetis, Inc.; Merck Animal Health, the animal health division of Merck & Co., Inc.; Merial, the animal health division of Sanofi, S.A.; Elanco, the animal health division of Eli Lilly and Company; Bayer Animal Health, the animal health division of Bayer AG; Novartis Animal Health, the animal health division of Novartis AG; Boehringer Ingelheim Animal Health; Virbac Group; Ceva Animal Health; Vetaquinol; and Dechra Pharmaceuticals PLC. There also are several smaller stage animal health companies that have recently emerged in our industry and are developing therapeutics products that may compete with Spryng®, including Kindred Bio, Aratana Therapeutics, Next Vet, and VetDC.

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

Although for the foreseeable future, our efforts and financial resources will continue to focus on successfully commercializing Spryng®, our future business strategy plan includes the identification of additional animal care products we may license, acquire, or develop, and then commercializing such products into a branded product portfolio along with Spryng®. Even if we successfully license, acquire or develop such animal care products from our proprietary technology, or acquire any such new products, we may still fail to commercialize them successfully for various reasons, including competitors offering alternative products which are more effective than ours, our discovery of third-party IP rights already covering the products, harmful side effects caused to animals by the products, inability to produce products in commercial quantities at an acceptable cost, or the products not being accepted by veterinarians and pet owners as being safe or effective. If we fail to successfully obtain and commercialize future new animal care products, our business and prospects may be harmed substantially.

We will rely on third parties to conduct studies of our current and new products, and if these third parties do not successfully perform their contracted commitments effectively or substantially fail to meet expected study deadlines, we could be delayed from effectively commercializing our future products.

We have entered into a clinical trial services agreement with Colorado State University and Ethos Veterinary Health. In the future, we may engage other educational institutions with a veterinary medical curriculum to conduct studies of Spryng® and other products to be introduced by us. We expect to have limited control over the timing and resources that such third parties will devote to the studies. Although we must rely on third parties to conduct our studies, we remain responsible for ensuring any of our studies are conducted in compliance with protocols, regulations, and standards set by industry regulatory authorities and commonly referred to as current good clinical practices (“cGCPs”) and good laboratory practices (“GLPs”). These required clinical and laboratory practices include many items regarding the conducting, monitoring, recording, and reporting the results of target animal studies to ensure that the data and results of these studies are objective and scientifically credible and accurate.

Our success is highly dependent on the clinical advancement of our products and adverse results in clinical trials and other studies could prevent us from effectively commercializing our future products

There can be no assurance that clinical trials or studies of Spryng® and our other products will demonstrate the safety and efficacy of such products in a statistically significant manner. Failure to show efficacy or adverse results in clinical trials or studies could significantly harm our business. While some clinical trials and studies of our product candidates may show indications of safety and efficacy, there can be no assurance that these results will be confirmed in subsequent clinical trials or studies or provide a sufficient basis for regulatory approval, if required. In addition, side effects observed in clinical trials or studies, or other side effects that appear in later clinical trials or studies, may adversely affect our or our distributors’ ability to market and commercialize our products.

Our operations rely on third parties to produce our raw materials to produce our products.

We rely on independent third parties to produce the raw materials (e.g. collagen, elastin, and heparin) that we use to produce our Spryng® products. As such, we are dependent upon their services and will not be in a position to control their operations as we might if we directly produced these raw materials. While we believe the raw materials used to manufacture Spryng® products are readily available and can be obtained from multiple reliable sources on a timely basis, circumstances outside our control may impair our ability to have an adequate supply of raw materials to produce our Spryng® products.

If we experience the rapid commercial growth of Spryng®, we may not be able to manage such growth effectively.

We contemplate rapid growth for our business as we bring our Spryng® product to new customers and anticipate that this will place significant demands on our management and our operational and financial resources. Our organizational structure will become more complex as we add additional personnel, and we would likely require more financial and staff resources to support and continue our growth. If we are unable to manage our growth effectively, our business, financial condition, and results of operations may be materially harmed.

Our Distribution Agreements with Vedco and Clipper Distributing are important to our business and if we were to lose our Distribution Agreements it would adversely affect our revenues and profitability.

In December 2024, we entered into distribution partnerships with Vedco and Clipper Distributing. Both distribution partnerships are important to our business. We generated 43% of our total revenues from Spryng® products sold under the distribution partnerships in the fiscal year ended March 31, 2025.

We entered into a Distribution Agreement with MWI in June 2022. We generated 38% of our total revenues from Spryng® products sold under the Distribution Agreement in the fiscal year ended March 31, 2025. In March 2025, we mutually terminated our non-exclusive agreement with MWI.

We entered into a Distribution Agreement with Covetrus in December 2023. We generated 4% of our total revenues from Spryng® products sold under the Distribution Agreement in the fiscal year ended March 31, 2025. In February 2025, we mutually terminated our non-exclusive agreement with Covetrus.

If our current sales and marketing program is insufficient or inadequate to support the current introduction of our Spryng® product, we may not be able to sell this product in quantities to become commercially successful.

We commenced sales of Spryng® in the second quarter of fiscal 2022 and plan to increase our commercialization efforts for Spryng® in the United States through our direct sales to veterinarians and our distributorship relationships with MWI and Covetrus. There are significant risks involved in our building and managing an effective sales and marketing program, including our ability to manage and support our distribution relationship with MWI and Covetrus, our ability to hire, adequately train, maintain, and motivate qualified sales representatives for direct sales and to support our sales to MWI and Covetrus, to generate sufficient sales leads and other contacts, and establish effective product distribution channels. Any failure or substantial delay in the development of our internal sales and marketing program and distribution capabilities would adversely impact our business and financial condition.

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

Based on our determination that our Spryng® products is a device for the treatment of animals rather than being a pharmaceutical product, we believe we are not required to obtain regulatory approval to produce and market them for their current intended uses. However, we have not received confirmation from any regulatory authority that our determination is correct. The production, marketing, and sale of any future products for the treatment of animals based on our proprietary technology may require us to obtain regulatory approval from the Center for Veterinarian Medicine (“CVM”), a branch of the FDA, and/or the USDA, and also certain state regulatory authorities. Any substantial delay or inability to obtain required regulatory approvals for any new products developed by us could substantially delay or even prevent their commercialization, which would materially adversely impact our business and prospects.

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

As of June 1, 2025, our officers and directors beneficially own or control approximately 27% of our outstanding shares of common stock. This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights, and sinking fund provisions. None of our preferred stock will be outstanding at the closing of this offering. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

Governance

One of the key functions of our Board is to be informed oversight of our risk management process, including risks from cybersecurity threats. Our Board is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board administers its cybersecurity risk oversight function directly as a whole, as well as through the Audit Committee.

Our CFO and representatives from our management committee on cybersecurity, which includes our Chief Business Development Officer and General Counsel, and our outside consultants, who collectively possess significant experience in evaluating, managing, and mitigating security and other risks, including cybersecurity risks, are primarily responsible for assessing and managing our material risks from cybersecurity threats.

Our CFO and management committee on cybersecurity oversee our cybersecurity policies and processes, including those described in “Risk Management and Strategy” above. The processes by which our CFO and representatives from our management committee on cybersecurity are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents includes the following:

●·	monitoring of Company computer and information systems for potential malware, ransomware and other malicious activity, and remediation of identified issues, including mitigation of identified risks and containment and elimination of any malicious software;

●	mandatory cybersecurity training as part of new employee onboarding along with required annual and periodic employee cybersecurity re-training;

●·	monitoring of systems and network infrastructure by security information and event management application;

●	prompt incident reporting directly to the Board; and

●	escalation to the Company’s Audit Committee and Board as warranted based upon the nature of the identified issue.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is publicly traded on the OTCQB Nasdaq Capital Market under the symbol “PETV.”

Number of Stockholders

As of March 31, 2025, there were approximately 258 stockholders of record. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

Dividends

We have never declared or paid any cash dividends on our common stock and anticipate that for the foreseeable future all earnings will be retained for use rather than paid out as cash dividends.

Unregistered Sales of Securities

In October 2023, the Company sold 125,000 shares of its common stock to one investor for a total amount of $200,000.

In December 2023, the Company sold 352,224 shares of its common stock to five investors totaling $317,000. These investors also received warrants to purchase 317,000 shares at an exercise price of $1.50 per share. The warrants expire in December 2026.

On the first day of October, November and December 2023, the Company issued 16,668 shares of its restricted common stock (for an aggregate of 50,004 shares) to the consultant for services rendered in these months to the Company, which shares were valued at $31,666, $23,748 and $14,071, respectively. The Company entered into a services agreement with a consultant for a 12-month period on January 1, 2023.

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

In April 2024, the Company issued 430,798 shares in connection with the conversion of a convertible note plus interest in exchange for proceeds of $301,558 at a price of $0.70 per share.

From April 2024 to May 2024, the Company issued 1,889,434 shares of common stock at a price of $0.70 per share in exchange for proceeds of $1,322,600.

From April 2024 to June 2024, the Company issued 376,000 shares of common stock to service providers for consulting services valued at $590,160.

From April 2024 to June 2024, the Company issued 150,000 shares of common stock upon the vesting of restricted stock units.

From July 2024 to September 2024, the Company issued 120,000 shares of common stock to service providers for consulting services valued at $56,020.

From July 2024 to September 2024, the Company issued 42,312 shares of common stock upon the vesting of restricted stock units.

In October 2024, the Company issued 240,000 shares of common stock to its executive officers, in lieu of compensation valued at $132,000.

In October 2024, the Company returned 25,000 shares that were returned by an executive officer for cancellation of shares in lieu of compensation valued at $13,750.

From October 2024 to December 2024, the Company issued 162,812 shares of common stock upon the vesting of restricted stock units.

In October 2024 to November 2024, the Company issued 225,000 shares of common stock at a price of $0.50 per share in exchange for proceeds of $112,500.

From October 2024 to December 2024, the Company issued 85,000 shares of common stock to service providers for consulting services valued at $37,780.

In December 2024, the Company issued 375,000 shares to its executive officers for performance services valued at $150,750.

In December 2024, the Company issued 121,808 shares of common stock to its executive officers for conversion of accrued bonuses valued at $50,000.

In January 2025 to February 2025, the Company issued 946,154 shares in connection with the sale of stock at a price of $0.65 per share in exchange for proceeds of $615,000.

In January 2025 to February 2025, the Company issued 70,000 shares to employees for performance services valued at $41,500.

In February 2025, the Company issued 20,000 shares to a Board Director for consulting services valued at $10,800.

In February 2025, the Company issued 1,000,000 shares of common stock for purchase of an exclusive licensing agreement valued at $1,000,000.

From January 2025 to March 2025, the Company issued 144,000 shares of common stock to service providers for consulting services valued at $104,780.

From January 2025 to March 2025, the Company issued 72,812 shares of common stock upon the vesting of restricted stock units.

In March 2025, the Company issued 230,770 shares of common stock for an investment in Digital Landia valued at $150,000.

In March 2025, the Company issued 225,000 shares of common stock to its executive officers for performance services valued at $156,250.

In March 2025, the Company issued 68,628 shares of common stock to its executive officers for conversion of accrued bonuses valued at $35,000.

In March 2025, the Company issued 150,072 shares of common stock to employees and Board Directors for stock option buyout program valued at $72,808.

In March 2025, the Company issued 2,317 shares of common stock related to a cashless warrant exercise.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Securities Authorized for Issuance

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of March 31, 2025.

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

We are a smaller reporting company and have not generated any material revenues to date and have incurred substantial losses in connection with our limited operations. We need substantial capital to pursue our current plans to bring our first products to market. The first of such products is a proprietary gel-like protein-based biomedical material for injection into the afflicted body parts of animals suffering from osteoarthritis or other impairments to be marketed under the trade name Spryng®, formerly known as Spryng®. It will provide veterinarians an innovative treatment for dogs and horses suffering from osteoarthritis.

The independent auditor’s report accompanying our March 31, 2025, financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, and our working capital is insufficient to fund our operations for the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATION

	For Fiscal Year Ended March 31,
	2025	2024
Revenues	$1,132,533	$968,706
Total Cost of Sales	137,677	101,823
Total Operating Expenses	9,050,575	11,488,223
Total Other Income (Expense)	(343,446)	(335,955)
Net Loss	(8,399,166)	(10,955,295)
Net loss per share - basic and diluted	$(.41)	$(.78)

For The Fiscal Year Ended March 31, 2025 (“fiscal 2025”) Compared to The Year Ended March 31, 2024 (“fiscal 2024”)

Total Revenues. Revenues were $1,132,533 in fiscal 2025 compared to $968,706 for fiscal 2024. Revenues in fiscal 2025 consisted of sales of our Spryng® product to our Distributors of $956,159 and to veterinary clinics in the amount of $176,374. In fiscal 2024 consisted of sales of our Spryng® product to our Distributors of $731,813 and to veterinary clinics in the amount of $236,893. The increase in our revenues in the twelve months ended March 31, 2025, is due to sales to our Distributors pursuant to our distribution partnerships with Vedco and Clipper Distributing and sales of PrecisePRP product pursuant to our Exclusive License Agreement with VetStem.

Total Cost of Sales. Cost of sales was $137,677 in fiscal 2025 compared to $101,823 for fiscal 2024. Cost of sales includes product costs related to the sale of our Spryng® products, labor and certain overhead costs and direct costs of Precise PRP product pursuant to our Exclusive License Agreement with VetStem. The Company has historically prepared a manufacturing allocation on a quarterly basis based on certain manufacturing expenses as part of cost of sales.

Operating Expenses. Operating expenses decreased to $9,050,575 in fiscal 2025 compared to $11,488,223 in fiscal 2024. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The decrease is primarily due to decreased G&A expenses and sales and marketing expenses related to the sale of our Spryng® product.

General and administrative (“G&A”) expenses were $4,823,230 and $6,693,186 in fiscal 2025 and 2024, respectively. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation, and incremental public company costs. The decrease is primarily due to decreased legal expenses as our corporate/secretary duties have been absorbed by our internal general counsel. The decrease is also attributed to reduced investor relations consulting fees.

Sales and marketing expenses were $2,644,095 and $3,399,666 in fiscal 2025 and 2024, respectively. Sales and marketing expenses includes compensation, consulting, tradeshows, and advertising and promotion costs to support the launch of our Spryng® product. The decrease is primarily due to the termination of an expensive marketing agency relationship and reduced trade show participation.

Research and development (“R&D”) expenses were $1,583,250 and $1,395,371 in fiscal 2025 and 2024, respectively. The increase was related to clinical studies and efforts to support the launch of Spryng®.

Operating Loss. As a result of the foregoing, our operating loss was $8,055,720 and $10,621,340 in fiscal 2025 and 2024, respectively. The decreased loss was related to decreased general and administrative expenses and sales and marketing expenses.

Other Income (Expense). Other expense was ($343,446) in fiscal 2025 compared to other expense of ($333,955) in fiscal 2024. Other expense in fiscal 2025 consisted of extinguishment of payables of $66,076, sublease rental income of $42,000, an IRS payroll tax refund from a prior year of $16,800, interest expense of ($362,4139) and unrealized loss on change in derivative liability of ($106,513), Other income in fiscal 2024 consisted of loss on extinguishment of debt of ($534,366), settlement payment of ($180,000) to David Masters offset by the extinguishment of payables of $386,874, and interest expense of ($6,463).

Net Loss. Our net loss in fiscal 2025 was $8,399,166 or ($0.41) per share compared to a net loss $10,955,295 or ($0.78) per share in fiscal 2024. The weighted average number of shares outstanding was 20,491,422 compared to 13,969,754 for fiscal 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

On March 26, 2025, the Company entered into a Subscription Agreement for $5,000,000 in a Series B Preferred Offering, whereby $600,000 was received, with the remaining $4,400,000 proceeds received in May and June 2025. As of March 31, 2025, our current assets were $1,041,660 including $87,403 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,362,369 including $1,014,259 of accounts payable and accrued expenses. Our working capital deficit as of March 31, 2024 was $320,709.

The Company has continued to realize losses from operations. However, as a result of our recent offerings, we believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next three months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng® and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $4,521,930 of net cash in operating activities in fiscal 2025. This cash used in operating activities was primarily attributable to our net loss of $8,399,166, offset by stock based compensation of $1,107,520, and an increase in accounts payable and accrued expenses of $1,155,038.

Net Cash Used in Investing Activities – We used 1,063,436 of net cash in investing activities in fiscal 2025 due to the purchase of the VetStem Licensing Agreement and the purchase of equipment.

Net Cash Provided by Financing Activities – During fiscal 2025, we were provided with net cash of 5,725,652 from financing activities consisting primarily of $1,818,000 from the proceeds of the sale of preferred stock, $2,050,100 from the proceeds of the sale of common stock and warrants, and $1,565,000 from the proceeds of the issuance of convertible debentures.

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

At March 31, 2025, the Company’s inventory has a carrying value of $323,504 and consists of $21,782 of finished goods, $41,540 of work in process and $260,182 in raw material.

At March 31, 2024, the Company’s inventory has a carrying value of $390,076 and consists of $35,442 of finished goods, $20,289 of work in process and $334,345 in raw material.

MATERIAL COMMITMENTS

Convertible Notes Payable and Accrued Interest

As of March 31, 2025, we are obligated to notes and accrued interest of $2,090,328.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2025, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2025, Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. On March 26, 2025, the Company entered into a Subscription Agreement for $5,000,000 in a Series B Preferred Offering, whereby $600,000 was received, with the remaining $4,400,000 proceeds received in May and June 2025. Our working capital at March 31, 2025 was $1,591,212.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the existing “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, the Company is required to present certain financial assets carried at amortized cost, such as accounts receivable, at the net amount expected to be collected. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. The Company adopted this standard in the consolidated financial statements for the year ended March 31, 2025. The change had no impact on the Company’s financial statements.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended March 31, 2025 and 2024 are being filed with this report and commence on page F-1, immediately following the signature page.

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

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP) and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and
●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on financial statements.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

During the audit, we had a material audit adjustment for derivative liabilities and warrant discount with our convertible notes. Management has evaluated the effectiveness of the company’s Internal Control Over Financial Reporting (“ICFR”) and, due to the material weakness, management has concluded that ICFR was not effective as of the end of the fiscal year ending March 31, 2025. The company plans on tightening the ICFR controls moving forward and will be accounting for derivative liabilities and warrant discount.

Based on our assessment, our management concluded that as of March 31, 2025, our internal control over financial reporting was not effective.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended March 31, 2025, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position held with respect to our executive officers and directors as of July 10, 2025:

Name	Age	Positions and Offices With Registrant
John Lai	62	Chief Executive Officer, President, and Director
Garry Lowenthal	65	Chief Financial Officer
Spencer Breithaupt (2)	64	Director and Chair of our Nominating and Governance Committee
Joseph Jasper (1)(3)	60	Director and Chair of our Compensation Committee
Robert Costantino (1)(3)	66	Director and Chair of our Audit Committee
Diane Levitan (2)	60	Director
Robert Rudelius (1)(3)	69	Director and Chairman of the Board of Directors
Michael Eldred (2)	56	Director

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee.

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

Robert Costantino. Mr. Costantino has served as director of the Company since July 27, 2022. Mr. Costantino is a retired senior executive with several decades of experience serving as Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and in various other senior executive leadership positions at multiple large companies. Mr. Costantino is currently serving as a director of CURE Pharmaceutical Holdings Corp. (OTC: CURR), and several Yamaha Motor Finance companies. He served as Senior Executive Vice President, Chief Financial Officer, and Chief Operating Officer of WFS Financial (Nasdaq: WFSI), an automotive/commercial finance company from, while concurrently serving as Executive Vice President, Chief Financial Officer, and Chief Operating Officer of Westcorp (NYSE: WES), a regulated bank from 2005-2007. In each of these roles, Mr. Costantino was responsible for operational and financial oversight, including SEC filings, investor relations, and treasury. Mr. Costantino played a key role in negotiating the sale of both companies to Wachovia (Wells Fargo) for $3.9 billion. Prior to that, he was President, Chief Executive Officer and a director of Mitsubishi Motors Credit of America, an automotive finance company with over $10 billion in assets from 2002-2005, where he played a key role in improving profitability and negotiating the sale of the company’s assets to Merrill Lynch. Prior to that, he served for 17 years in various management positions of increasing responsibility at Volvo Cars of North America, including serving as Senior Vice President and Chief Financial Officer of both the automotive parent company and the captive finance company. Mr. Costantino is also a retired Certified Public Accountant. Mr. Costantino’s extensive executive leadership and financial experience, particularly in connection with publicly traded companies, demonstrates his qualifications to serve on our Board of Directors.

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

Robert Rudelius. Mr. Rudelius has served as a director of the Company since August 2018. Currently, he is the Chief Executive Officer and Managing Director of Noble Ventures, LLC, a company he founded in 2001 that provides advisory and consulting services to early and mid-stage companies in the information technology, communications, medical technology, and social e-commerce industries. He is also the CEO of Alera Medtech LLC, a medical devices company, and the co-founder, President & CEO of MedicaMetrix, Inc., a company that is developing transformative healthcare solutions for unmet medical needs. From April 1999 through May 2001, when it was acquired by StarNet L.P., Mr. Rudelius was the founder and CEO of Media DVX, Inc., a start-up business that provided a satellite-based, IP-multicasting alternative to transmitting television commercials via analog videotapes to television stations, networks, and cable television operators throughout North America. From April 1998 to April 1999, Mr. Rudelius was the President and Chief Operating Officer of Control Data Systems, Inc., during which time Mr. Rudelius reorganized and re-positioned the software company as a professional technology services company, resulting in the successful sale of the company to British Telecom. From October 1995 through April 1998, Mr. Rudelius was a founding Managing Partner of AT&T Solutions, Inc., a subsidiary of AT&T Inc. (NYSE: T), and headed the Media, Entertainment & Communications industry practice. From January 1990 through September 1995, Mr. Rudelius was a partner in McKinsey & Company’s information, technology, and systems practice, during which time he headed the practice in Japan and the United Kingdom. Mr. Rudelius began his career at Arthur Andersen & Co. where he was a leader in the firm’s financial accounting systems consulting practice. Mr. Rudelius served as a member of the Axogen, Inc. (NASDAQ: AXGN) Board of Directors for ten years from September 2010 through September 30, 2020, where he served as chairman of the audit committee and as a member of the compensation committee. Mr. Rudelius has an M.B.A. from the Kellogg School of Management at Northwestern University and a B.S. in mathematics and economics from Gustavus Adolphus College in St. Peter, Minnesota. Mr. Rudelius’ qualifications to serve on our Board of Directors include his extensive executive leadership and financial experience, particularly in connection with rapid growth technology businesses, and his experience as a director of publicly traded companies.

Michael Eldred. Mr. Eldred previously served as president and CEO of North American Operations at Dechra Pharmaceutical. He joined Dechra in 2004 and was responsible for Dechra Veterinary Products’ North American business until departing in June 2024. He was Dechra’s first employee in the U.S., where he built the U.S., Mexican and Canadian teams to more than 250 people and helped grow sales to £191.6 million. He was also involved in more than 15 commercial agreements and acquisitions for Dechra, including Pharmaderm, DermaPet, Phycox Animal Health and Putney. Prior to Dechra, he served as director of Business Development and Corporate Business Unit at Virbac Corporation, an animal health pharmaceutical company. At Virbac, he directed and coordinated all acquisition, divestiture, licensing agreements, and business alliances strategic to the company. He was involved with such acquisitions as King Pharmaceutical’s animal health products and Delmarva Laboratories. He also spearheaded in-licenses with Genesis Topical Spray and CHX chews. Mr. Eldred previously served as Virbac’s director of Supply Chain and Customer Service, where he reduced order turnaround time from five days to one day as well as improved customer fill rate form 70% to 98%. Earlier in his career, Mr. Eldred served as director of Asia Pacific Poultry & North America Planning and Distribution at Fort Dodge Animal Health, a leading global manufacturer of animal health products for the livestock, companion animal, equine, swine, and poultry industries. He also previously held senior positions at Garmin International and Sanofi Animal Health. Since his departure from Dechra to present, Mr. Eldred has assisted companies as a strategic advisor and consultant. Mr. Eldred holds a BA in business from the University of Northern Iowa, and an MBA from University of Missouri-Kansas City. Mr. Eldred has seen the transformation of the animal-human bond, and it continues to make him passionate about improving our pet’s lives.

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

Our Board of Directors has six independent members, consisting of Spencer Breithaupt, Robert Costantino, Joseph Jasper, Diane Levitan, Robert Rudelius, and Michael Eldred, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the Form 3’s, 4’s and 5’s electronically filed with the SEC during fiscal 2025, all such filing requirements applicable to the Company’s directors, executive officers, and greater than 10% beneficial owners were complied with.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. Our Audit Committee consists of three independent directors who are Robert Costantino (Chair), Joseph Jasper, and Robert Rudelius. Our Compensation Committee consists of three independent directors who are Joseph Jasper (Chair), Robert Rudelius, and Robert Costantino. Our Nominating Committee consists of three independent directors who are Spencer Breithaupt (Chair), Michael Eldred, and Diane Levitan.

Code of Ethics

We have adopted a Code of Ethics which applies to our board of directors, executive officers, and other employees. Our Code of Ethics outlines the broad principles of ethical business conduct we have adopted, including subject areas such as confidentiality, conflicts of interest, corporate opportunities, public disclosure reporting, protection of company assets, and compliance with applicable laws. A copy of our Code of Ethics is available without charge to any person by written request to us at our principal offices at 5151 Edina Industrial Blvd. Suite 575, Edina, MN 55439.

Director Compensation

The following table provides information on compensation paid to our non-employee directors for their services as members of our board of directors during our fiscal year ended March 31, 2025:

Name of Director	Fees paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Robert Costantino	$11,500	$9,450	$-	$8,229	$29,179
Joseph Jasper	$9,500	$9,450	$-	$7,795	$26,745
Robert Rudelius	$11,500	$9,450	$-	$7,795	$28,745
Spencer Breithaupt	$7,500	$9,450	$-	$6,344	$23,294
Diane Levitan	$5,000	$9,450	$-	$-	$14,450
Michael Eldred	$5,000	$9,450	$-	$37,080	$51,530

(1)	The value in this column reflects the aggregate grant date fair value of the stock award as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 11 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2025 Form 10-K. Share grants are issued at the beginning of each quarters’ board service period.

(2)

The value in this column reflects the aggregate grant date fair value of the stock options as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2025 Form 10-K. As of March 31, 2025, the aggregate number of options outstanding (vested and unvested) for Ms. Levitan was 35,954 and has been fully expensed in the past. Stock options for all other Board Directors were canceled in connection with the stock option buyout program.

(3)	The value in this column reflects the market value of restricted shares issued on the date of issuance.

General Policy Regarding Compensation of Non-Employee Directors

Directors who are not employees of the Company are paid director’s fees, in cash, stock awards, stock options, or a combination thereof. In fiscal 2025, compensation was paid in cash and stock awards.

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

Our named executive officers (“Named Executive Officers” or “NEO’s”) for fiscal year ended March 31, 2025 (“fiscal 2025”) were as follows:

●	John Lai, our Chief Executive Officer and President;
●	Garry Lowenthal, our Chief Financial Officer; and

Certain information regarding the compensation of our Named Executive Officer for our fiscal years ended March 31, 2025 (“fiscal 2025”) and March 31, 2024 (“fiscal 2024”) is provided on the following pages.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation paid to or earned by our Named Executive Officers for fiscal 2025 and 2024.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

John Lai	2025	166,667	25,000		297,700	—	$3,912	$493,279
CEO and President	2024	350,000	—		143,500	—	$3,912	$497,412

Garry Lowenthal	2025	200,000	25,000		257,950	—	8,220	$491,170
Chief Financial Officer(6)	2024	22,778	10,000	(7)	—	—	—	$32,778

Robert J Folkes	2025	—	—		—	—	$—	$—
Chief Financial Officer(4)	2024	58,923	—		14,980	—	$13,657	$87,560

Randall Meyer	2025	153,750	—		—	—	$13,008	$166,758
Chief Operating Officer(5)	2024	270,000	—		23,184	—	$12,912	$306,096

(1)	In lieu of receiving cash in the amount of $29,167 for one month’s salary payment, Mr. Lai received an aggregate of 10,100 shares of the Company’s common stock. The stock was valued at a price of $2.8878 per share in fiscal year 2023.

(2)	Amounts shown represent grant date fair value computed in accordance with ASC Topic 718, with respect to restricted stock awards (based on the closing price of our common stock on the grant date) and stock option awards. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” of our audited consolidated financial statements included in our 2023 Form 10-K.

(3)	Represents the payment of health insurance premiums by the Company for Mr. Lai and Mr. Folkes.

(4)	Mr. Folkes was appointed to serve as the Company’s Chief Financial Officer on April 14, 2021 and resigned as of February 29, 2024.

(5)	Mr. Meyer was appointed to serve as the Company’s Chief Operating Officer on September 10, 2021 and his poition was terminated on January 31, 2025.

(6)	Mr. Lowenthal was appointed to serve as the Company’s Chief Financial Officer on March 8, 2024.

(7)	Mr. Lowenthal received a $10,000 signing bonus with his employment contract.

Narrative Disclosure to the Summary Compensation Table

The following is a discussion of certain terms that we believe are necessary to understand the information disclosed in the Summary Compensation Table.

Base Salaries

The Company’s Named Executive Officers receive a base salary for services rendered to the Company, which is set forth in their respective employment agreements. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. From April 1, 2020, through September 8, 2021, Mr. Lai received a base salary of $100,000 which was increased to $275,000, effective as of September 1, 2022 and increased to $350,000 as of November 1, 2022. On May 1, 2025, Mr. Lai agreed to lower his annual base salary to $150,000 per year.

Mr. Lowenthal joined the Company on March 8, 2024, and his base salary was $200,000 per year, and remains at this level as of March 31, 2025.

Mr. Folkes joined the Company on April 14, 2021, and his initial salary was $190,000 per year, which was increased to $240,000 per year effective as of September 1, 2022 and increased to $300,000 as of November 1, 2022. Mr. Folkes resigned on February 29, 2024.

Mr. Meyer joined the Company, as its Chief Operating Officer, on September 1, 2021 and his base salary is $220,000 per year which was increased to $270,000 as of November 1, 2022. Mr. Meyer’s position was terminated on January 31, 2025.

In February 2023, Mr. Lai agreed that he would receive his salary payments in shares of the Company’s common stock in lieu of cash from March 1, 2023 through August 31, 2023 (the “Interim Period”) The Compensation Committee approved issuing 60,600 Shares (the “Total Interim Shares”) to Mr. Lai for his service during the Interim Period as a restricted stock award unit agreement (“RSU Award Agreement”) under the Equity Incentive Plan. The Compensation Committee calculated the number of Total Interim Shares by taking (A) Mr. Lai’s salary during the Interim Period ($175,000) divided by (B) the volume weighted average closing price of the Company’s common stock during the 10-day period preceding February 22, 2023 ($2.8878), rounded up to the nearest whole share. The Compensation Committee approved the vesting of 10,100 of the RSU’s on March 1, 2023, with an additional 10,100 of the RSU’s vesting on the first day of each month thereafter such that all of the RSU’s would be fully vested on August 1, 2023, subject to Mr. Lai’s continued employment with the Company on each applicable vesting date. Additional terms of the RSU Award Agreement are set forth in the Equity Incentive Plan.

Bonuses

In November 2021, the Company established a bonus plan for its Named Executives with a performance target based on total revenues for fiscal 2022. If the Company achieved the performance target, the Named Executives would receive a bonus equal to a certain percentage of their respective salary. The Company realized that the performance target would not be achieved because the Company’s ability to sell its lead product, Spryng®, was limited because it did not have canine and equine studies which distributors and other vendors needed to review before purchasing the Company’s products. The Compensation Committee determined that the performance target was unrealistic and not an appropriate target for the Company at this time. The Compensation Committee believed that the Named Executives and other employees had done exceptional work in transitioning the Company from being a start-up company to a revenue-producing company. As such, the Compensation Committee awarded discretionary bonuses to the Named Executives and other employees. The Compensation Committee awarded discretionary bonuses to Mr. Lai, Mr. Folkes, and Mr. Meyers for their services in fiscal 2022 in the amounts of $20,000, $100,000, and $30,000, respectively. The Company paid these bonuses to the Named Executive Officers in July 2022.

In November 2022, the Company established target bonuses for a bonus plan for its Named Executives with performance targets based on total revenues and individual objectives for fiscal 2023. The Company did not achieve its revenue target for fiscal 2023, so the Named Executives did not receive performance bonuses under the Bonus Plan. As such, the Compensation Committee did not award discretionary bonuses to any Named Executive Officers in fiscal 2023.

In November 2023, the Company established target bonuses for a bonus plan for its Named Executive Officers with performance targets based on total revenues and individual objectives for fiscal 2024. The Company did not achieve its revenue target for fiscal 2024, so the Named Executive Officers did not receive performance bonuses under the Bonus Plan.

During the fiscal year 2025, the Compensation Committee approved a cash bonus of $25,000 to each of Mr. Lai and Mr. Lowenthal. The Compensation Committee also approved $25,000 worth of the Company’s restricted common stock to each of Mr. Lai and Mr. Lowenthal as bonus compensation. Also during the year, shares of stock were issued to John Lai and Garry Lowenthal for signing bonus (Lowenthal) and for periodic quarterly performance stock bonuses (Lai and Lowenthal). The total stock awards are illustrated in the above summary compensation table.

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

On October 19, 2022, the Compensation Committee granted nonqualified stock options of 200,000 shares to Mr. Folkes the vest equally over a three-year period with 66,667 shares beginning on October 19, 2022. These options will automatically vest if there is a Change in Control (as defined in our Equity Incentive Plan).

On February 24, 2022, the Compensation Committee entered into a second amendment to an employment agreement with Mr. Lai pursuant to which it granted him equity in exchange for salary for the six-month period beginning on March 1, 2023 and ending on August 31, 2023. The Company granted Mr. Lai totaling 60,600 shares which vest in equal monthly amounts of 10,100 shares beginning March 1, 2023 in lieu of his salary payments for a six-month period.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2025

The following table sets forth for each Named Executive Officer, information regarding outstanding equity awards as of March 31, 2025. Market value is based on the closing stock price of $.80 on March 31, 2025.

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

(6)	Mr. Lowenthal employment began on March 8, 2024. No RSUs or stock options were issued in fiscal year 2024 or 2025. Mr. Lowenthal’s employment agreement issued 90,000 shares of restricted common stock, based on a vesting schedule. During the fiscal year 2025, the Compensation Committee removed the vesting schedule and had the restricted shares issued.

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

All of these employment agreements expire on September 30, 2024. Messrs. Lai, Folkes, and Meyer each have annual base salaries of $350,000, $300,000, and $270,000, respectively, subject to potential increase or decrease from time to time as determined by the Compensation Committee of the Board of Directors. As previously noted, Mr. Lai will be receiving his salary payments in shares of the Company’s common stock from March 1, 2023 through August 31, 2023. The Compensation Committee approved issuing 60,600 Shares (the “Total Interim Shares”) to Mr. Lai for his service during the Interim Period as a restricted stock award unit agreement (“RSU Award Agreement”) under the Company’s Equity Incentive Plan. The Compensation Committee calculated the number of Total Interim Shares by taking (A) Mr. Lai’s salary during the Interim Period ($175,000) divided by (B) the volume-weighted average closing price of the Company’s common stock during the 10-day period preceding February 22, 2023 ($2.8878), rounded up to the nearest whole share. The Compensation Committee approved the vesting of 10,100 of the RSUs on March 1, 2023, with an additional 10,100 of the RSUs vesting on the first day of each month thereafter such that all of the RSUs would be fully vested on August 1, 2023, subject to Mr. Lai’s continued employment with the Company through each applicable vesting date. Additional terms of the RSU Award Agreement are set forth in the Equity Incentive Plan. Effective May 1, 2024, an Amendment was signed to Mr. Lai’s employment agreement lowering his base annual salary from $350,000 to $150,000 per year, with a term extension to March 31, 2027.

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

On January 19, 2024, Robert J. Folkes informed the Board of Directors (the “Board”) of PetVivo Holdings, Inc. (the “Company”) that he will be resigning as Chief Financial Officer (“CFO”) of the Company, effective as of February 2, 2024. Mr. Folkes informed the Board that he will continue to provide CFO and accounting services to the Company, until it hires a new full-time Chief Financial Officer. The Company and Mr. Folkes entered into a transition services agreement on or before February 2, 2024 which ended March 31, 2024.

On March 8, 2024, PetVivo Holdings, Inc. (the “Company”) appointed Garry Lowenthal to serve as the Company’s Chief Financial Officer, with an annual salary of $200,000 per year, plus a $10,000 signing bonus with a term of three years. Mr. Lowenthal was also granted 90,000 RSU shares vesting at 45,000 shares on January 28, 2025 and 45,000 shares on January 28, 2026. During the fiscal year ending March 31, 2025, the Compensation Committee removed the vesting schedule for Mr. Lowenthal.

Effective January 31, 2025, Randall Meyer’s position as Chief Operating Officer was eliminated and Mr. Meyer’s employment terminated on January 31, 2025. Also, Mr. Meyer had an employment agreement that ended on September 30, 2024, whereby his salary was reduced from $270,000 per year to $150,000 per year.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of July 10, 2025 (the “Record Date”), we had 24,388,731 shares of our common stock issued and outstanding. The following table sets forth, as of the Record Date, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors, and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers, and beneficial owners of more than 5% of our outstanding common stock is c/o PetVivo Holdings, Inc., 5151 Edina Industrial Blvd. Suite 575, Edina, MN 55439. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Beneficial Ownership (%)
John Lai (2)	1,729,496	7.12%
Garry Lowenthal (3)	445,316	1.83%
Randall Meyer (4)	631,952	2.60%
Joseph Jasper (6)	106,754	0.44%
Diane Levitan (7)	70,000	0.29%
Robert Rudelius (8)	342,280	1.41%
Robert Costantino (9)	79,703	0.33%
Spencer Breithaupt(10)	70,000	0.29%
Michael Eldred(11)	106,250	0.44%
All Directors and Executive Officers as a Group (9 Persons) (12)	3,581,751	14.74%

Owners of more than 5% of our Stock
Alan Sarroff (13)	5,620,002	23.13%
Stanley Cruden (14)	2,413,470	9.93%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o PetVivo Holdings, Inc., 5151 Edina Industrial Boulevard, Suite 575, Minneapolis, MN 55439.

(2)	Amount consists of 1,577,581 shares owned by Mr. Lai and warrants to purchase 141,815 shares and RSUs for 10,100 shares that are vested or will vest within 60 days of the Record Date.

(3)	Garry Lowenthal was granted 90,000 common shares to vest as follows: 45,000 shares on January 28, 2025and 45,000 shares on January 28, 2026. During the fiscal year ending March 31, 2025, the Compensation Committee removed the vesting schedule for Mr. Lowenthal. Amount consists of 445,316 shares owned by Mr. Lowenthal.

(4)	Amount consists of 618,529 shares that are owned directly by Mr. Meyer and includes warrants to purchase 13,423 shares that are vested or will vest within 60 days of the Record Date. Mr. Meyer’s last day of employment was January 31, 2025.

(5)	Not used.

(6)	Amount includes 106,754 shares held by Mr. Jasper.

(7)	Amount consists 70,000 shares held by Ms. Levitan and options held by Ms. Levitan to purchase 35,954 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(8)	Amount consists of 342,280 shares held by Mr. Rudelius directly, in his IRA, and by Noble Ventures, LLC,a company controlled by Mr. Rudelius.
(9)	Amount consists of 79,703 shares held by Mr. Costantino.

(10)	Amount consists of 70,000 shares held by Mr. Breithaupt.

(11)	Amount consists of 106,250 shares held by Mr. Eldred.

(12)	Amount includes 3,581,751 shares held by the Named Executive Officers and Directors directly, as a group of nine (9) persons.

(13)	As reported in Mr. Sarroff’s Schedule 13G filed with the SEC on February 5, 2025, reported ownership as A.L. Sarroff Fund, LLC,. Mr. Sarroff’s directly owns 5,620,002 common shares and 4,638,696 warrants as follows: The Warrants are exercisable on the following schedule: $1,166,000.00 exercisable as of August 4, 2026, 111,000 exercisable as of December 6, 2026, and 861,696 as of April 29, 2027 and 2,500,000 exercisable as of July 9, 2027.

(14)	As reported in Mr. Cruden’s Schedule 13G filed with the SEC on March 31, 2025, Mr. Cruden directly owns 2,413,470 common shares.

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

Effective October 15, 2020, we entered into a note conversion agreement with David B. Masters in which he agreed to convert his Promissory Note having an outstanding principal amount of $192,500 plus a conversion fee of $3,500 into units (the “Units”) consisting of one share of the Company’s common stock and one warrant to purchase one share of Common Stock, as part of the Company’s public offering of Units.

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

John Lai

On December 16, 2019, PetVivo, John Lai, Wesley Hayne, and Edward Wink entered into an escrow agreement (“Escrow Agreement”) which replaced the prior escrow agreement dated June 7, 2017 between the parties. Pursuant to the Escrow Agreement, the escrow agent held 254,018 shares of the Company’s common stock registered in the name of Mr. Lai in escrow, which shares would be released when (i) PetVivo obtains equity financing in an amount of at least $5 million and (ii) PetVivo’s listed on Nasdaq, the New York Stock Exchange, or an equivalent securities exchange. This condition was met on August 13, 2021, and the shares were released to Mr. Lai.

In May 2021, Mr. Lai converted 42,188 warrants into common stock with an exercise and conversion price of $1.33 per share into 36,915 shares of our common stock on a cashless basis pursuant to the warrants’ cashless conversion feature.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Information:

Auditor Name: Stephano Slack LLC

PCAOB ID: 3523

Location: Wayne, Pennsylvania

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2025 and 2024 for professional services rendered by Stephano Slack LLC, the principal accountant for the audit of the Company’s annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $47,000 and $0 respectively.

Assurance Dimensions provided services for the year ended March 31, 2024. The aggregate fees billed for the fiscal years ended March 31, 2025 and 2024 for professional services rendered by Assurance Dimensions, the principal accountant for the audit of the Company’s annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $0 and $34,486, respectively.

Audit-Related Fees

For the fiscal years ended March 31, 2025 and 2024, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2025, and 2024, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Stephano Slack LLC, Assurance Dimensions, and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case by case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Stephano Slack LLC and Assurance Dimension during Fiscal 2025 and 2024.

The Audit Committee has considered the nature and amount of the fees billed by Stephano Slack LLC and Assurance Dimension, and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of both Stephano Slack LLC and Assurance Dimension.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-8 filed with the SEC on June 17, 2022).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1 (File No. 333-173569) filed with the SEC on April 18, 2011).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 in the Company’s Annual Report on Form 10-K for fiscal 202 filed with the SEC on June 24, 2022).

10.1	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and John Lai, as amended in November 2022 and February 2023 and further amended May 1, 2025.*+

10.2	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and Robert Folkes, as amended in November 2022.*+

10.3	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and Randall Meyer, as amended in November 2022.*+

10.4	Employment Agreement and Restricted Stock Award Agreement, dated March 8, 2024, between PetVivo Holdings, Inc. and Garry Lowenthal (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 14, 2024)

10.5	PetVivo, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix B in the Company’s Definitive Information Statement filed with the SEC on September 1, 2020).+

10.6	Form of Employee Stock Option Agreement for use with the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.7	Form of Non-Employee Director Stock Option Agreement for use with the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.8	Form of Employee Restricted Stock Unit Award Agreement for use with PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.10	Distribution Services Agreement made as of June 17, 2022 by and between MWI Veterinary Suppl Co, Inc. and PetVivo Holdings, Inc. (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on 10-Q filed with the SEC on August 11, 2022).

10.11	Lease dated January 10, 2023 by and between PetVivo Holdings, Inc. and Dewey AL L.L.C. and Dewey MS L.L.C*

10.12	Settlement and General Release Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and its wholly-owned subsidiaries and David B. Masters (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.13	Consulting Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 17, 2020). +

10.14	Note Conversion Agreement effective as of October 15, 2020 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2020).

10.15	Escrow Agreement effective as of December 16, 2019 by and between PetVivo Holdings, Inc., John Dolan and John Lai (incorporated by reference to Exhibit 10.13 in the Company’s reference to Exhibit 10.3 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).

23.1	Consent of Stephano Slack LLC*

23.2	Consent of Assurance Dimensions, Inc.*

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

+ Indicates compensatory plan

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

ITEM 17.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

July 10, 2025	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

July 10, 2025	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Lai	July 10, 2025
John Lai
CEO, President, and Director
(Principal Executive Officer)

/s/ Garry Lowenthal	July 10, 2025
Garry Lowenthal
Chief Financial Officer

/s/ Spencer Breithaupt	July 10, 2025
Spencer Breithaupt
Director

/s/ Diane Levitan	July 10, 2025
Diane Levitan
Director

/s/ Robert Costantino	July 10, 2025
Robert Costantino
Director

/s/ Joseph Jasper	July 10, 2025
Joseph Jasper
Director

/s/ Robert Rudelius	July 10, 2025
Robert Rudelius
Director

/s/ Michael Eldred	July 10, 2025
Michael Eldred
Director

PETVIVO HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for the Years Ended March 31, 2025 and 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of PetVivo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Petvivo Holdings, Inc. and its Subsidiaries (the Company) as of March 31, 2025, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2025, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and the results of its operations and its cash flows for year ended March 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About its Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has experienced negative cash flows from operations for the year ended March 31, 2025, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Stephano Slack LLC (PCAOB ID # 003523)

We have served as the Company’s auditor since 2025.

Wayne, Pennsylvania

July 10, 2025

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

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	March 31, 2024
Assets:
Current Assets
Cash	$227,689	$87,403
Accounts receivable, net of allowance for credit losses	60,573	18,669
Subscriptions receivable	4,400,000	-
Inventory (Note 3)	323,504	390,076
Investments	150,000	-
Prepaid expenses and other current assets (Note 4)	447,801	545,512
Total Current Assets	5,609,567	1,041,660

Property and Equipment, net (Note 5)	766,874	821,656

Other Assets:
Operating lease right-of-use	961,539	1,194,348
Patents and trademarks, net (Note 6)	23,725	30,099
Licensing Agreement, net (Note 7)	1,950,000	-
Security deposit	27,490	27,490
Total Other Assets	2,962,754	1,251,937
Total Assets	$9,339,195	$3,115,253

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$821,081	$821,230
Accrued expenses (Note 8)	948,554	243,030
Operating lease liabilities – current portion	163,834	190,589
Notes payable and accrued interest-current portion (Note 9)	312,865	7,244
Convertible notes payable and accrued interest, net of discount of $149,644 and $0 (Note 10)	1,622,377	150,277
Derivative liabilities	448,089	-
Total Current Liabilities	4,316,800	1,412,370
Other Liabilities
Operating lease liabilities (net of current portion)	797,705	1,003,759
Notes payable and accrued interest (net of current portion) (Note 9)	5,442	13,171
Total Other Liabilities	803,147	1,016,930
Total Liabilities	5,119,947	2,429,300

Commitments and Contingencies (see Note 12)

Stockholders’ Equity: (Note 14)
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A Preferred stock: 3,045,000 and 0 shares issued and outstanding at March 31, 2025 and March 31, 2024	3,045	-
Series B Preferred stock: 5,000,000 and 0 shares issued and outstanding at March 31, 2025 and March 31, 2024	5,000	-
Common stock, par value $0.001 per share, 250,000,000 shares authorized, 24,181,537 and 17,058,620 shares issued and outstanding at March 31, 2025 and March 31, 2024, respectively	24,182	17,059
Additional Paid-In Capital	95,385,511	83,468,218
Accumulated Deficit	(91,198,490)	(82,799,324)
Total Stockholders’ Equity	4,219,248	685,953
Total Liabilities and Stockholders’ Equity	$9,339,195	$3,115,253

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2025	2024
Revenues	$1,132,533	$968,706

Cost of Sales	137,677	101,823
Gross Profit	994,856	866,883

Operating Expenses:

Sales and Marketing	2,644,095	3,399,666
Research and Development	1,583,250	1,395,371
General and Administrative	4,823,230	6,693,186

Total Operating Expenses	9,050,575	11,488,223

Operating Loss	(8,055,720)	(10,621,340)

Other Income (Expense)
Loss on Extinguishment of Debt	-	(534,366)
Settlement Expense	-	(180,000)
Gain on Extinguishment of debt	66,076	386,874
Unrealized Loss on Change in Derivative Liabilities	(106,513)	-
Other Income	56,399	-
Interest Expense	(359,408)	(6,463)
Total Other Income (Expense)	(343,446)	(333,955)

Loss before taxes	(8,399,166)	(10,955,295)

Income Taxes	-	-

Net Loss	$(8,399,166)	$(10,955,295)

Net Loss Per Share:
Basic and Diluted	$(0.41)	$(0.78)

Weighted Average number of Common Shares Outstanding:
Basic and Diluted	20,491,422	13,969,754

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2025 and 2024

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit		Total
Balance at March 31, 2024	17,058,620	$17,059	-	$-	-	-	$83,468,218	$(82,799,324)	-	$685,953
Sale of Common stock	3,060,588	3,061	-	-	-	-	2,047,039	-		2,050,100
Sale of Series A Preferred stock	-	-	3,045,000	$3,045	-	-	1,214,955	-		1,218,000
Sale of Series B Preferred stock	-	-	-	-	5,000,000	$5,000	4,995,000	-		5,000,000
Conversion of debt and interest to common stock	430,798	431	-	-	-	-	301,127	-		301,558
Common stock issued for services	1,120,000	1,120	-	-	-	-	573,171	-		574,291
Common stock issued Licensing Agreement	1,000,000	1,000	-	-	-	-	999,000	-		1,000,000
Common stock issued for investment	230,770	231	-	-	-	-	149,769	-		150,000
Cashless warrant exercise	2,316	2	-	-	-	-	(2)	-		-
Cancellation of stock awards	(25,000)	(25)	-	-	-	-	(13,725)	-		(13,750)
Common stock in lieu of compensation	725,436	725	-	-	-	-	372,525	-		373,250
Stock option buyout program	150,072	150	-	-	-	-	72,658	-		72,808
Warrant derivative	-	-	-	-	-	-	98,684			98,684
Stock based compensation			-	-	-	-	1,107,520	-		1,107,520
Vesting of restricted stock units	427,937	428	-	-	-	-	(428)	-		-
Net loss	-	-	-	-	-	-	-	(8,399,166)		(8,399,166)
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	$5,000,000	$5,000	$95,385,511	$(91,198,490)		$4,219,248

	Common Stock		Additional Paid-in	Accumulated	Common Stock to be
	Shares	Amount	Capital	Deficit	Issued	Total
Balance at March 31, 2023	10,950,220	$10,950	$72,420,604	$(71,844,029)	$137,500	$725,025
Common stock sold	4,684,048	4,685	6,660,254	-	(137,500)	6,527,439
Stock issued for services	890,500	891	1,489,950	-	-	1,490,841
Return of stock issued for services	(250,000)	(250)	(537,250)	-	-	(537,500)
Conversion of debt and interest to common stock	549,340	549	700,206	-	-	700,755
Value of stock and warrants on extinguishment of debt	-	-	509,310	-	-	509,310
Cashless warrant exercise	34,678	34	(34)	-	-	-
Vesting of restricted stock units in lieu of compensation	50,500	51	115,544	-	-	115,595
Vesting of restricted stock units	149,334	149	(149)	-	-	-
Stock based compensation	-	-	2,109,783	-	-	2,109,783
	-	-	-	-	-
Net loss	-	-	-	(10,955,295)	-	(10,955,295)
Balance at March 31, 2024	17,058,620	$17,059	$83,468,218	$(82,799,324)	-	$685,953

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2025	March 31,2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(8,399,166)	$(10,955,295)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,107,520	2,109,783
Depreciation and amortization	174,590	126,850
Amortization of Right-of-Use Asset	178,623	-
Unrealized loss on change in fair value of derivatives	290,616	-
Amortization of debt discount	106,513	-
Consulting and investor relations services paid in stock	574,291	857,653
Common stock issued in lieu of compensation	373,250	115,595
Cancellation of stock award	(13,750)	-
Common stock issued for stock option buyout program	72,808	-
Loss on extinguishment of debt	-	534,366
Interest in convertible notes	-	5,699
Gain on Extinguishment of debt	(66,075)	(385,874)
Loss on sale of lease vehicles	1,018	-
Changes in Operating Assets and Liabilities
Decrease in prepaid expenses and other assets	97,710	41,870
(Increase) decrease in accounts receivable	(41,904)	68,020
Decrease (increase) in inventory	66,572	(19,793)
Increase in accounts payable and accrued expenses	271,450	81,538
Lease liabilities	(179,641)	-
Accrued interest in notes payable	63,622	-
Net Cash Used In Operating Activities	(5,321,953)	(7,419,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(63,434)	(309,104)
Purchase of Licensing Agreement	(500,000)	-
Net Cash Used in Investing Activities	(563,434)	(309,104)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	2,050,100	6,527,439
Proceeds from the sale of preferred stock	1,818,000	-
Proceeds from issuance of convertible notes	1,865,000	670,000
Proceeds from issuance of note payable	300,000	150,000
Repayments of notes payable	(7,427)	(6,658)
Net Cash Provided by Financing Activities	6,025,673	7,340,781
Net increase (decrease) in Cash	140,286	(387,911)
Cash at Beginning of the Year	87,403	475,314
Cash at End of the Year	$227,689	$87,403

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$8,360	$1,573
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Common stock issued on conversion of convertible notes and accrued interest	$301,558	$700,755
Prepaid stock granted for investor relations services	$-	$216,978
(Decrease) increase to operating lease right of use asset and operating lease liabilities	$(53,168)	$876,367
Vesting of restricted stock units	$428	$-
Stock issued for investment	$150,000	$-
Stock issued for licensing agreement	$1,000,000	$-
Accrued expense for licensing agreement	$500,000	$-
Warrants issued as debt discount	$98,684	$-
Derivative liabilities as debt discount	$341,576	$-
Preferred stock subscription	$4,400,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025 and 2024

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

PetVivo Holdings, Inc. was incorporated in Nevada under a former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in PetVivo, Inc. becoming a wholly-owned subsidiary of PetVivo Holdings, Inc. In April 2017, PetVivo Holdings, Inc. acquired another Minnesota corporation, Gel-Del Technologies, Inc. through a statutory merger, which is also a wholly-owned subsidiary of PetVivo Holdings, Inc. In April 2025, PetVivo Holdings, Inc. changed the name of its wholly-owned subsidiary PetVivo, Inc. to PetVivo Animal Health, Inc. to better reflect the industry in which PetVivo Holdings, Inc. sell our products.

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment and/or management of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng® with OsteoCushion® Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. In February 2025, The Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their Precise PRP (Platelet-Rich Plasma) product for both canine and equine. Revenues are expected in fiscal year 2026. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

(B) Basis of Presentation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

(C) Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of the PetVivo Holdings Inc., and and its two wholly-owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo Animal Health, Inc. (collectively, the “Company”). All intercompany transactions have been eliminated upon consolidation.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

(D) Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowance for credit losses, inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments, distributor rebate payable, provision for product returns, right of use lease assets and liabilities and valuation of deferred tax assets.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2025 and 2024.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At March 31, 2025 and 2024, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable is carried at their contractual amounts, less an estimated allowance for credit losses. Management estimates the allowance for credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables at year-end is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of March 31, 2025 and 2024, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

(H) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess, and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. As of March 31, 2025 and 2024, the Company determined that no inventory reserve was required.

(I) Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the assets estimated useful life of 3 to 5 years for production and computer equipment and furniture and 5 to 7 years for leasehold improvements.

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

(K) Loss Per Share

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260 when reporting Loss Per Share resulting in the presentation of basic and diluted loss per share.  Because the Company reported a net loss for each of the years ended March 31, 2025 and 2024, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

(L) Revenue Recognition

The Company recognizes revenue in accordance with FASB ASC 606 “Revenue from Contracts with Customers.”

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2025 and 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI.

For the years ended March 31, 2025 and 2024, the Company recognized revenue from product sales under the Agreement of $430,818 and $626,176, respectively. This represents 38% and 65% of total revenues for the years ended March 31, 2025 and 2024, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	March 31, 2025	March 31, 2024
Accounts receivable	$-	$18,669
Rebate liability	57,264	57,264
Distribution fee payable	2,299	7,583

The Company entered into a Distribution Services Agreement (the “Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 1% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2025 and 2024. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales. In February 2025, the Company mutually terminated its non-exclusive distribution agreement with Covetrus.

For the years ended March 31, 2025 and 2024, the Company recognized revenue from product sales to Covetrus of $44,015 and $105,637, respectively. This represents 4% and 11% of total revenues for the years ended March 31, 2025 and 2024, respectively. There were no accounts receivable from Covetrus at March 31, 2025 and 2024.

In December 2024, the Company entered into new wholesale distribution partnerships with Vedco, Inc. (“Vedco”) and Clipper Distributing, LLC (“Clipper”). A distribution service agreement was not signed with either distribution partner. Contracts with both distribution partners are evidenced by individual executed purchase orders. The purchase orders consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the terms in the purchase order. Revenue is recognized upon delivery to the Distributor; payment is due within 30 days. Neither distribution partnership provides for a distribution fee payable or a rebate payable.

For the years ended March 31, 2025 and 2024, the Company recognized revenue from product sales to Vedco of $288,929 and $0, respectively. This represents 26% and 0% of total revenues for the years ended March 31, 2025 and 2024, respectively. Accounts receivable from Vedco was $53,904 and $0 at March 31, 2025 and 2024.

For the years ended March 31, 2025 and 2024, the Company recognized revenue from product sales to Clipper of $194,504 and $0, respectively. This represents 17% and 0% of total revenues for the years ended March 31, 2025 and 2024, respectively. There were no accounts receivable from Clipper at March 31, 2025 and 2024.

(M) Research and Development

The Company expenses research and development costs as incurred.

(N) Fair Value of Financial Instruments

FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) establishes a framework for all fair value measurements and expands disclosures related to fair value measurement and developments. ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 requires that assets and liabilities measured at fair value are classified and disclosed in one of the following three categories:

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities. approximates their fair value as of March 31, 2025, and March 31, 2024, due to the short-term nature of these items.

The fair value of the Company’s debt approximates its carrying value as of March 31, 2025 and 2024. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

(O) Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation—Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In accordance with ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting share-based payment transactions for acquiring goods and services from nonemployees are included. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards within the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

(P) Income Taxes

The Company accounts for income taxes under FASB ASC 740. Deferred tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized. As required by FASB ASC 450, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

The Company is not currently under examination by any federal or state jurisdiction.

The Company’s policy is to record tax-related interest and penalties as a component of operating expenses.

(Q) Recently Issued Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and any other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than losses incurred for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023 utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements, but did change how the allowance for credit losses is determined.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose significant segment expenses and other segment items on an interim and annual basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative threshold to determine its reportable segments. The new disclosure requirements are also applicable to entities that account and report as a single operating segment entity. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. The Company adopted the guidance for the annual reporting period ended March 31, 2025. There was no impact on the Company’s reportable segments identified.

NOTE 2 – RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Reclassification. Certain prior period amounts have been reclassified to conform to current period presentation.

Certain prior year research and development costs have been reclassified from costs of sales to research and development operating expense for consistency with the current year presentation in the Consolidated Statements of Operations. There were no reclassifications made to the Consolidated Balance Sheets, Consolidated Statements of Changes in Stockholders’ Equity or Consolidated Statements of Cash Flows.

NOTE 3 – INVENTORY

Inventory consists of the following at March 31, 2025 and March 31, 2024:

	2025	2024
Finished goods	$21,782	$35,442
Work in process	41,540	20,289
Raw materials	260,182	334,345
Total	$323,504	$390,076

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following at March 31, 2025 and 2024.

	2025	2024
Supplier advance	195,000	-
Insurance	128,000	138,000
Investor relations services	47,000	217,000
Rent	26,000	25,000
Software subscription fees	24,000	20,000
Nasdaq and FINRA fees	20,000	67,000
Trade shows	4,000	44,000
Consulting	-	26,000
Other	3,801	8,512
Total	$447,801	$545,512

NOTE 5–PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at March 31, 2025 and 2024:

	2025	2024
Leasehold improvements	$424,041	$418,041
Production equipment	708,150	661,204
R&D equipment	25,184	25,184
Computer equipment and furniture	155,305	144,817
Total, at cost	1,312,680	1,249,246
Accumulated depreciation	(545,806)	(427,590)
Property and equipment, net	$766,874	$821,656

For the years ended March 31, 2025 and 2024, depreciation expense was $118,216 and $118,300, respectively.

NOTE 6 – PATENTS AND TRADEMARKS, NET

The components of patents and trademarks, all of which are finite-lived, were as follows:

	March 31, 2025	March 31, 2024
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,872,474)	(3,866,100)
Patents and trademarks, net	$23,725	$30,099

For the years ended March 31, 2025 and 2024, amortization expenses was $6,374 and $8,550, respectively. The annual amortization expense will be $6,374 for each of the next three years, from 2026 through 2028, and $4,603 in 2029, whereby the net intangible assets will be fully amortized.

NOTE 7 – LICENSING AGREEMENTS

The components of licensing agreements, all of which are finite-lived, were as follows:

	March 31, 2025	March 31, 2024
License Agreement	$2,000,000	$-
Accumulated Amortization	(50,000)	-
Total net	$1,950,000	$-

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their Precise PRP (Platelet-Rich Plasma) for both canine and equine products. The exclusive licensing agreement is a five-year agreement whereby the Company paid an initial licensing fee of $2,000,000, which was paid in a combination of $500,000 cash, $1,000,000 in stock issuances and $500,000 in future contract payments, which is included in accrued expenses as of March 31, 2025. The licensing fee will be amortized over sixty (60) months, the term of the agreement. The licensing agreement also has a nominal royalty fee payment between 3% to 4.5%, commencing in the seventh month of the licensing agreement. The royalty fee expense for the years ended March 31, 2025 and 2024 were $0 and $0, respectively. We also issued 250,000 warrants, with a strike price of $1.25 per share for a term of three years. The total warrant expense is valued at $46,030 to be amortized over thirty-six months.

For the years ended March 31, 2025 and 2024, amortization expenses was $50,000 and $0, respectively.

NOTE 8 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31, 2025	March 31, 2024
Contract payable	$500,000	$-
Accrued payroll and related taxes	284,312	111,353
Accrued expenses	164,242	131,677
Total	$948,554	$243,030

Pursuant to a lease on our manufacturing facility, the Company had recorded $332,238 as a payable to the lessor. As of March 31, 2024, the Company determined that this payable along with other vendor payables of $53,636, totaling $385,874 was included in accounts payable had exceeded the statute of limitations for payments, despite the Company’s best efforts to pay, and was unable to do so. As of March 31, 2025, the Company determined that $66,075 of accounts payable had exceeded the statute of limitations for payments for the period ending March 31, 2025. As a result, following legal advice, a total of $66,075 and $385,874 of these payables were extinguished from the Company’s balance sheets at March 31, 2025 and 2024, respectively and the gain on extinguishment of debt was included in other income on the Consolidated Statement of Operations.

NOTE 9 – NOTES PAYABLE AND ACCRUED INTEREST

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. As of March 31, 2025 and 2024, the amount outstanding on the note was $13,244 and $20,528, respectively. As of March 31, 2025, the Company classified $7,802 as a current liability and $5,442 in other liabilities. As of March 31, 2024, the Company classified $7,356 as a current liability and $13,171 in other liabilities.

On December 20, 2024, the Company entered into a promissory note for $100,000. The note accrued interest at a rate of 12% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 20th day of June 2025, with an amended maturity date of December 31, 2025. On March 3, 2025, the Company entered into another promissory note for an additional $200,000 with the same terms. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 3rd day of September 3, 2025.

The total non-convertible notes payables, including accrued interest, for these three notes for the year ended March 31, 2025 totals $318,307 consisting of $312,865 current portion with the long-term portion in other liabilities of $5,442, and for the year ended March 31, 2024 totals $20,415 consisting of $7,244 current portion with the long-term portion in other liabilities of $13,171.

These note payments for the next five years are as follows: 2026 through 2030 is $312,865, $5,442, $0, $0 and $0 respectively. None of the promissory notes listed above have any collateral attached to them.

Interest expense for the years ended March 31, 2025 and 2024 was $6,138 and $1,573, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

In October 2023 and amended in November 2023, the Company entered into a promissory note for $120,000. The note accrued interest at a rate of 10% per annum. The principal and accrued interest were due in February 2024. The holder of the note had the option to convert the principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.75 per share. On February 5, 2024, the note and accrued interest totaling $123,255 was converted into 164,340 shares of common stock.

On March 8, 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The principal and accrued interest were due in April 2024. The holder of the note had the option to convert the principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.70 per share. On April 10, 2024, the company entered into another promissory note for an additional $150,000 whereby the new principal balance was $300,000 with the same terms. On April 29, 2024, the noteholder converted the $300,000 principal balance, along with $1,558 of accrued interest into 430,798 common shares and 430,798 warrants to purchase shares with a strike price of $1.50 per share expiring in three years.

On September 9, 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The original maturity date was November 9, 2024, whereby an amendment extended the maturity date to December 31, 2025. The holder of the note has the option to convert the principal and accrued interest at a conversion price of the lesser of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). On September 27, 2024, the Company entered into another promissory note for an additional $350,000 with the same terms. The original maturity date for this $350,000 note was November 24, 2024, whereby an amendment extended the maturity date to December 31, 2025. From October 10, 2024, through December 30, 2024, the Company entered into additional promissory notes totaling $650,000 with the same terms. These notes maturity dates were all amended with the amended maturity date of December 31, 2025. From February 12, 2025, through March 13, 2025, the Company entered into additional promissory notes totaling $540,000 with the same terms. These notes maturity dates were all amended with the amended maturity date of December 31, 2025.

On December 20, 2024, the Company entered into a convertible promissory note for $25,000. The note accrued interest at a rate of 12% per annum. The holder of the note has the option to convert the principal and accrued interest at a conversion price of the greater of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). The original maturity date was June 30, 2025, whereby an amendment extended the maturity date to December 31, 2025.

The total convertible notes payables (all current liability), including accrued interest, for these convertible notes for the year ended March 31, 2025 is $1,772,021, and for the year ended March 31, 2024 is 150,277.

Interest expense for the years ended March 31, 2025 and 2024 was $57,021 and $277, respectively.

Derivative Liabilities – Variable Conversion Features

The Company evaluated the terms of its convertible notes and determined that certain embedded conversion features were not indexed to the Company’s own stock due to variable pricing provisions. As a result, the embedded conversion features were bifurcated and accounted for as derivative liabilities under ASC 815.

For each note with a derivative liability, the fair value of the derivative at inception was recorded as a discount to the carrying value of the note and is being amortized to interest expense over the term of the note using the effective interest method. The fair values of the derivative liabilities at inception dates of the notes and at March 31, 2025 were estimated using a binomial option pricing model with the following key inputs: closing stock price at Note inception dates and at March 31, 2025, strike price of $0.50, since this was lower than the $1.00 per share price at which the Company sold shares in a Qualified Financing, term based on the remaining days to maturity date, volatility rates between 87.1% - 139.3% at inception dates of notes and 81.2% - 115.6% at March 31, 2025, risk-free rate rates between 4.14% - 5.18% at inception dates of notes and 4.08% at March 31, 2025, and dividend yield of zero. The fair value of the derivative liabilities at inception and March 31, 2025 was $341,576 and $448,089. The Company recognized an unrealized loss on the change in fair value of derivative liabilities of $106,513 and $0 for the years ended March 31, 2025 and 2024, respectively, . Interest expense related to the amortization of the debt discounts associated with derivative liabilities was $285,563 and $0 for the years ended March 31, 2025 and 2024, respectively.

Convertible Notes Issued with Warrants

On February 14, 2025, a total of 250,000 warrants were issued for two Notes totaling $500,000. The warrants have a three year term with an exercise strike price of $0.90 per share. The warrants were evaluated under ASC 480 and ASC 815 and were determined to be equity-classified instruments. The fair value of the warrants at inception was recorded as a discount to the carrying value of the associated notes and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value at issuance was estimated using the binomial option pricing model with the following inputs: closing stock price of $0.74, strike price of $0.90, 3 year term , volatility rate of 113.7%, risk-free rate of 4.26%, and dividend yield of zero. The fair value of the warrants at inception was $98,684. Interest expense related to the amortization of the debt discounts associated with warrants was $5,053 and $0 for the years ended March 31, 2025 and 2024, respectively.

Fair Value Allocation of Proceeds from Convertible Notes

When convertible notes are issued with warrants, and no derivative liability is present, the proceeds are allocated between the debt and the warrants based on their relative fair values at issuance. When convertible notes are issued with both detachable warrants and embedded derivative liabilities, the proceeds are allocated using a sequential approach: first to the derivative liability at fair value, then to the warrants at fair value, and the residual amount to the debt host. For convertible notes that include only an embedded derivative liability and no warrants, the proceeds are allocated first to the derivative liability at fair value, with the residual amount allocated to the debt host.

NOTE 11 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the years ended March 31, 2025 and 2024, the Company made contributions to the plan of $58,575 and $51,441, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be estimated, the nature of the contingency and an estimate of the possible loss, if determinable, is disclosed. Remote contingencies are generally not disclosed unless related to guarantees.

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

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of March 31, 2025, and 2024 was $2,386 and $2,340, respectively.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of March 31, 2025 and 2024 was $2,879 and $2,808, respectively.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of March 31, 2025 and 2024 was $8,631 and $8,420, respectively.

Vehicles

The Company leased vehicles for certain members of its field sales organization during the years ended March 31, 2025 and 2024, under a vehicle fleet program whereby the noncancelable lease was for a term of 48 months. During the year ended March 31, 2025, all of the leased vehicles under the vehicle fleet program were sold and the Company recognized a loss of $1,018 on the sale of the leased vehicles, reported in other income (expense). As a result of the sale, right-of-use assets were reduced by $53,168 and lease liability was reduced by $53,168. As of March 31, 2024, in addition to monthly rental fees specific to the vehicles, there are fixed monthly non-lease components that have been included in the ROU operating lease assets and operating lease liabilities. The non-lease components are not significant.

Operating lease expense for the years ended March 31, 2025, and 2024, was $167,339 and $145,004, respectively.

The following is a maturity analysis of the approximate annual undiscounted cash flows of the operating lease liabilities as of March 31, 2025:

2026	$169,000
2027	164,000
2028	112,000
2029	114,000
2030	117,000
Thereafter	402,000
Total	1,078,000
Less: amount representing interest	(116,000)
Total	$962,000

During the year ended March 31, 2024, in compliance with ASC 842, the Company recognized, based on the extended lease terms to November 2026, March 2027, and June 2033, and treasury rates of 0.40%, 7.6% and 4.39%, respectively, operating lease right-of-use assets of approximately $962,000 and a corresponding operating lease liabilities. As of March 31, 2025, the present value of future base rent lease payments based on the weighted average remaining lease terms of 4.2 years and weighted average discount rate of approximately 3.94%, is as follows:

Present value of future base rent lease payments	$961,539
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$961,539

As of March 31, 2025 and 2024, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

	2025	2024
Operating lease right-of-use asset	$961,539	$1,194,348
Total operating lease assets	961,539	1,194,348

Operating lease current liability	163,834	190,589
Operating lease non-current liability	797,705	1,003,759
Total operating lease liabilities	$961,539	$1,194,348

Employment Agreements

The Company has employment agreements with its executive officers. As of March 31, 2025, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

Legal Proceedings

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. As of March 31, 2025, there were no pending or threatened legal actions that, in management’s opinion, are expected to have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 13 - GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $8,399,166 for the year ended March 31, 2025, had net cash used in operating activities of $4,521,930 and has an accumulated deficit of $91,198,490 on March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

Management believes that the actions presently being taken to further implement its business plan will enable the Company to continue as a going concern. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and raise additional funds. An investor subscribed to a $5 million Series B Preferred stock offering whereby $600,000 has been received by March 31, 2025. The remaining $4.4 million was received in May and June 2025.

These consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 14 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc “2020 Equity Incentive Plan” (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Amended Plan was 822,605 at March 31, 2025.

Employees, consultants, and advisors of the Company, and non-employee directors of the Company will be eligible to receive awards under the Amended Plan. In the case of consultants and advisors, however, their services cannot be in connection with the offer and sale of securities in a capital-raising transaction nor directly or indirectly to promote or maintain a market for PetVivo common stock.

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

Convertible Notes

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

As a result of the inducement to the Debenture Holders to voluntarily convert the outstanding balance of their Convertible Debentures prior to their maturity date, the Company recognized a loss on extinguishment of debt of $534,366. The loss is comprised of the fair value of the warrants issued of $463,476, as determined by the Black Scholes model; the value of additional shares issued of $45,834 as a result of the lower conversion rate to one share of the Company’s common stock issued and the additional interest of $25,056 which is the amount of interest credited to the Debenture Holders over the actual interest earned of $2,444. The value of the warrants and additional shares issued of $509,310 is reflected in the Consolidated Statements of Changes In Stockholders’ Equity.

On February 5, 2024, an investor in our Company became a greater than 10% shareholder of the Company converted an outstanding promissory note dated October 16, 2023, as amended on November 13, 2023 (the “Convertible Note”), in the amount of $120,000, plus accrued interest of $3,255 into 164,340 shares of the Company’s common stock. The maturity date of the Convertible Note was May 14, 2024, the interest rate was 10% per annum and the effective conversion price was $0.75 per share.

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

On February 2, 2024, the Company sold 1,386,469 units to thirteen investors, each unit consisting of one share of restricted common stock and one warrant to purchase one share of common stock, at a price of $0.90 per unit. In total the Company raised $1,247,819 pursuant to the private offering of the units. The warrants are immediately exercisable, have an exercise price of $1.50 per share (and no cashless exercise rights), and are exercisable until February 1, 2027.

 Between April 2024 and February 2025, the Company sold an aggregate of 3,060,588 shares of restricted common stock in private offerings to various investors at prices ranging from $0.50 to $0.70 per share, raising total gross proceeds of $2,050,100.

Preferred Stock

For the year ended March 31, 2025, the Company issued 3,045,000 shares of Series A preferred stock in exchange for proceeds of $1,218,000 at a price of $0.40 per share.

The certificate of designation of rights and preferences has an optional conversion provision whereby each share of Series A Preferred Stock shall be convertible at any time at the option of a holder into shares of Common Stock. The Series A Preferred Stock also has an automatic conversion whereby the preferred shares shall automatically convert into Common Stock upon the one-year anniversary of the issuance of the Series A Preferred Stock. There are no dividends attached to the Series A Preferred Stock.

On March 26, 2025, the Company entered into a Subscription Agreement to receive $5,000,000 of equity financing in exchange for 5,000,000 shares of Series B Preferred Stock. The Company initially received $600,000 of proceeds on March 26, 2025, with the investor receiving an option to invest the remaining $4,400,000 pursuant to the same terms and conditions, which was fully received and funded on June 24, 2025.

Series B Preferred Stock is entitled to receive a specific dividend in an annual amount equal to Ten Percent (10%) of the total amount paid to secure the Series B Convertible Preferred Stock. The dividend shall be paid to the holder by the Company in quarterly payments of Common Stock. The amount of shares pursuant to the dividend shall be calculated by dividing the total quarterly dividend payment by the greater of i) the volume weighted average price of the common stock for the prior trading ten (10) day period from the date the quarterly dividend is owed, or ii) fifty cents ($0.50). Also, non-cumulative dividends may be paid when, and if declared by the Company’s board of directors. As of March 31, 2025, there were no dividends declared.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, no distributions of available funds and assets will be made to the holders of Common Stock until the holders of Series B Preferred Stock and Series A Preferred Stock receive a per share amount equal to the original issue price.

Common Stock

During the year ended March 31, 2025, the Company issued a total of 7,122,917 shares of common stock and canceled 25,000 shares, as detailed below:

i)	1,889,434 shares in connection with the sale of stock in April and May 2024 in exchange for proceeds of $1,322,600 at a price of $0.70 per share;
ii)	430,798 shares in April 2024 in connection with the conversion of a convertible note plus interest in exchange for proceeds of $301,558 at a price of $0.70 per share;
iii)	320,000 shares in April 2024 to service providers for consulting services fair valued based on the market price on the date of grant of $173,400;
iv)	56,000 shares in May 2024 to service providers for consulting services fair valued based on the market price on the date of grant of $40,760;
v)	150,000 shares related to vesting of restricted stock units (“RSUs”), vesting in April 2024;
vi)	120,000 shares in July 2024 to service providers for consulting services fair valued based on the market price on the date of grant of $56,020;
vii)	5,000 shares related to vesting of restricted stock units (“RSUs”), vesting in July 2024;
viii)	37,312 shares related to vesting of restricted stock units (“RSUs”), vesting in September 2024;
ix)	240,000 shares in October 2024 to the Company’s executive officers, in lieu of compensation fair valued at $132,000, based on the market price on the date of grant;

x)	(25,000) shares returned in October 2024 by an executive officer for cancellation of shares issued in lieu of compensation valued at $13,750;
xi)	90,000 shares related to vesting of restricted stock units (“RSUs”), vesting in October 2024; and
xii)	225,000 shares in connection with the sale of stock in October and November 2024 in exchange for proceeds of $112,500 at a price of $0.50 per share;
xiii)	25,000 shares in October 2024 to a service provider for consulting services fair valued based on the market price on the date of grant of $11,500;
xiv)	60,000 shares in December 2024 to a service provider for consulting services fair valued based on the market price on the date of grant of $26,280;
xv)	375,000 shares in December 2024 to the Company’s executive officers for performance services fair valued based on the market price on the date of grant of $150,750;
xvi)	121,808 shares in December 2024 to the Company’s executive officers for conversion of accrued bonus fair valued at $50,000;
xvii)	72,812 shares related to vesting of restricted stock units (“RSUs”), vesting in December 2024.
xviii)	946,154 shares in connection with the sale of stock in January and February 2025 in exchange for proceeds of $615,00 at a price of $0.65 per share;
xix)	104,000 shares in January 2025 to service providers for consulting services fair valued based on the market price on date of grant of $77,780;
xx)	70,000 shares in January and February 2025 to employees for performance services fair valued based on the on date of grant of $41,500;
xxi)	52,500 shares related to vesting of restricted stock units (“RSUs”), vesting in January 2025;
xxii)	20,000 shares in February 2025 to service providers for consulting services fair valued based on the market price on the date of grant of $16,000;
xxiii)	20,000 shares in February 2025 to a Board Director for consulting services fair valued based on the market price on the date of grant of $10,800;
xxiv)	1,000,000 shares in February 2025 for purchase of an exclusive licensing agreement with VetStem, Inc fair valued at $1,000,000
xxv)	20,000 shares in March 2025 to service providers for consulting services fair valued at market on the date of grant of $11,000;
xxvi)	230,770 shares in March 2025 for investment in Digital Landia valued at $150,000;
xxvii)	225,000 shares in March 2025 to the Company’s executive officers for performance services fair valued at market on the date of grant of $156,250;
xxviii)	68,628 shares in March 2025 to the Company’s executive officers for conversion of accrued bonus fair valued at $35,000;
xxix)	150,072 shares in March 2025 for stock option buyout program fair valued at $72,808;
xxx)	20,312 shares related to vesting of restricted stock units (“RSUs”), vesting in March 2025;
xxxi)	2,317 shares in March 2025 related to a cashless warrant exercise

For the year ended March 31, 2024, the Company issued 6,108,400 shares of common stock as follows:

i)	793,585 shares in connection with the sale of stock in a registered direct offering which closed in April 2023 in exchange for proceeds of $2,182,359 net of offering costs of $88,765, at a price of $2.75 per share. The Company received $137,500 of those proceeds on March 31, 2023. The Company recorded this in common stock to be issued at March 31, 2023, and moved it to common stock and additional paid-in capital upon the issuance of shares of common stock in April 2023.
ii)	From April 2023 through June 2023, 30,300 shares related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued as of $74,589;
iii)	From April 2023 through June 2023, 49,998 shares to service providers for consulting services valued at $123,078;
iv)	From July 2023 through September, 2023, 349,498 shares to service providers for consulting services valued at market on the date of grant of $740,978;
v)	In August 2023, sale of 1,200,002 shares of common stock in exchange for proceeds of $1,775,782, net of offering costs of $24,218, at a price of $1.50 per share;
vi)	In August 2023, 385,000 shares issued in connection with the conversion of the Convertible Debentures totaling $577,500 including $27,500 of accrued interest at a price of $1.50 per share;
vii)	From August 2023 through September 2023, 34,678 shares issued pursuant to two warrant holder’s cashless exercise of warrants for purchase of 63,584 shares of common stock at an average strike price of $1.34 per share;
viii)	From July 2023 through August 2023, 28,250 shares related to vesting of restricted stock units (“RSUs”);
ix)	In August 2023, 20,200 shares issued related to vesting of RSUs to John Lai, the Company’s Chief Executive Officer, in lieu of compensation valued at $41,006
x)	125,000 shares in connection with the sale of stock in October 2023 in exchange for proceeds of $200,000;

xi)	(250,000) shares returned in October 2023 from a service provider for cancellation of consulting agreement valued at $537,500;
xii)	During November and December 2024, an aggregate of 674,000 shares were sold pursuant to the “At The Market” (ATM) agreement. Proceeds from the sales were $959,033 less offering expenses of $65,779 to arrive at net proceeds of $893,254;
xiii)	From October 2023 through December 2023, 167,004 shares in October 2023 to service providers for consulting services valued at market on the date of grant of $293,123;
xiv)	During October through December 2023, 11,250 shares related to vesting of RSUs;
xv)	During December 2023, 352,224 shares in connection with the sale of stock in exchange for proceeds of $290,000.
xvi)	In January 2024, 1,386,469 shares were sold through the sale of stock in exchange for proceeds of $1,247,819;
xvii)	During January through March 2024, 109,834 shares were issued related to vesting of RSUs;
xviii)	During January through March 2024, 324,000 shares were issued to service providers for consulting services valued at market on the date of grant of $423,216;
xix)	In February 2024, 164,340 shares were issued in connection with the conversion of a convertible note in totaling $123,255 including $3,255 of accrued interest at a price of $.75 per share;
xx)	During February 2024, 152,768 shares were sold in connection with the sale of stock in exchange for proceeds of $1,247,819.

The Company has issued shares of common stock to providers of consulting services which are reported in the Consolidated Statements of Stockholders’ Equity. The value of these shares is reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Cash Flows was $229,380 and $442,559 for the years ended March 31, 2025 and 2024, respectively.

Time-Based Restricted Stock Units

We have granted time-based restricted stock units to certain participants under the Amended Plan that are stock-settled with common shares. Time-based restricted stock units granted under the Amended Plan vest over three years. Total stock-based compensation expense included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was $1,107,520 and $2,109,783 for the years ended March 31, 2025, and 2024, respectively, of which time-based restricted stock units was $319,619 and $667,668 for the years ended March 31, 2025, and 2024, respectively. At March 31, 2025, there was approximately $112,000 of total unrecognized pre-tax compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of .5 years.

Our time-based restricted stock unit activity for the year ended March 31, 2025, was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2024	32,000	4.08	32,000
Granted	611,250	0.66	-
Vested	(427,936)	0.89	-
Cancelled	(10,000)	3.04	-
Balance at March 31, 2025	205,314	$0.58	$123,188

1)	The aggregate intrinsic value of restricted stock units outstanding is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Total stock-based compensation expense included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was $1,107,520 and $2,109,783 for the years ended March 31, 2025, and 2024, respectively, of which stock options was $485,109 and $1,102,522 for the years ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was approximately $4,888 of total unrecognized stock option expense which is expected to be recognized on a straight-line basis over a weighted-average period of 0.2 years.

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

The following table sets forth the assumptions used to estimate fair values of our stock options granted:

	Year Ended March 31, 2025	Year Ended March 31, 2024
Expected term	3 years	6 years
Expected volatility	135.6%	75.9 – 95.7%
Risk-free interest rate	4.07%	3.46% - 4.52%
Expected dividend yield	-%	-%
Weighted average estimated fair value of options during the year	$0.24	$1.20 - $2.75

Our stock option activity for the years ended March 31, 2025 and 2024 was as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Balance at March 31, 2024	1,509,122	1.98	5.7 years	$-
Granted	122,000	0.80	-	-
Cancelled	(1,473,168)	2.02	-	-
Balance at March 31, 2025	157,954	$0.86	0.2 years	$-

Options exercisable at March 31, 2025	35,954	$1.06	-	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025 and the closing stock price of $0.60 for the Company’s common stock on March 31, 2024.

The following summarizes additional information about our stock options:

	Year Ended March 31, 2024	Year Ended March 31, 2024
Number of:
Non-vested options, beginning of period	936,707	709,394
Non-vested options, end of period	122,000	936,707
Vested options, end of period	35,954	572,415

	Year Ended March 31, 2025	Year Ended March 31, 2024
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$1.84	$2.23
Non-vested options, end of period	$0.80	$1.84
Vested options, end of period	$1.06	$2.21
Forfeited options, during the period	$-	$2.03

Warrants

During the year ended March 31, 2025, the Company issued warrants to purchase an aggregate of 7,110,232 shares of common stock as follows:

i)	430,798 warrants in April 2024 in connection with the conversion of convertible debentures to common stock valued at $96,456;
ii)	1,889,434 warrants in May 2024 in connection with the sale of stock in a private offering;
iii)	3,045,000 warrants in July 2024 in connection with the sale of Series A preferred stock in a private offering;
iv)	250,000 warrants in February and March 2025 in connection with the purchase of an exclusive license agreement with VetStem; fair value of $46,030;
v)	1,000,000 warrants in February 2025 in connection with the investment in Digital Landia fair valued at $35,197;
vi)	250,000 warrants in February 2025 in connection with two investors who put in $500,000 in a short term convertible note;
vii)	150,000 warrants in February and March 2025 to a board member who put in $300,000 proceeds for a short-term promissory note;
viii)	95,000 warrants in March 2025 to a service provider fair valued at $15,775

During the year ended March 31, 2024 the Company issued warrants to purchase an aggregate of 4,386,463 shares of common stock as follows:

i)	1,200,002 warrants in August 2023 in connection with the sale of stock in the Registered Offering valued at $1,273,365;
ii)	385,000 warrants in August 2023 in connection with the conversion of convertible debentures to common stock valued at $646,197;
iii)	300,000 warrants in August 2023 to service providers valued at $234,741;
iv)	80,000 warrants in August 2023 to service providers valued at $87,485; and
v)	352,224 warrants in December 2023 in connection with the sale of stock in a private offering
vi)	430,000 warrants in January 2024 in connection with the sale of stock in a private offering
vii)	1,639,237 warrants in February 2024 in connection with the sale of stock in a private offering

These warrants’ fair values were arrived at by using the Black-Scholes valuation model with the following assumptions:

Year Ended
March 31, 2025
Stock price on valuation date	$0.49 - $0.68
Exercise price	$0.50 -$3.00
Term (years)	2.0 – 3.0
Volatility	115.1% - 140.13%
Risk-free rate	4.02% - 4.64%

A summary of warrant activity for the years ended March 31, 2025, and 2024 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercisable Price

Outstanding, March 31, 2024	7,768,946	3.29	5.7	3.29
Issued	7,110,232	-	-	-
Expired	(246,319)	-	-	-
Outstanding, March 31, 2025	14,632,859	$2.40	2.1	$2.40

Total stock-based compensation expense included in the Consolidated Statements of Operations and Consolidated Statements of Cash Flows was $1,107,520 and $2,109,783 for the years ended March 31, 2025, and 2024, respectively, of which warrants was $300,230 and $339,644 for the year ended March 31, 2025 and 2024, respectively. At March 31, 2025, there was no future unrecognized warrant expense.

NOTE 15 – INCOME TAXES

The following table presents the net deferred tax assets as of March 31, 2025 and 2024:

	2025	2024
Net operating loss carryforwards	$12,723,000	10,786,000
Stock compensation	1,857,000	1,539,000
Other	98,000	74,000
Total deferred tax assets	14,678,000	12,399,000
Valuation allowance	(14,678,000)	(12,399,000)
Net deferred tax assets	$-	$-

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

At March 31, 2025 and 2024, respectively, the Company had net operating loss carryforwards of approximately $44,300,000 and $37,500,000. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance during the years ended March 31, 2025 and 2024 was approximately $2,279,000 and $3,037,000, respectively. The net operating loss carryforwards prior to 2019, if not utilized, generally expire twenty years from the date the loss was incurred, and losses incurred after 2019 are carried forward indefinitely and subject to annual limitations for federal and Minnesota purposes.

Of the approximately $44,300,000 in net operating loss carryforwards, approximately $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. IRC 382 provides guidance around whether or not the Company is able to utilize the pre-merger Gel-Del Technologies, Inc. net operating loss of approximately $7,000,000. Management is currently analyzing whether or not these pre-merger dollars will be allowable if our deferred tax asset is ever realized.

The reconciliation of the statutory federal rate to the Company’s effective income tax rate is as follows:

	2025	2024
Tax benefits at statutory rate	21.0%	21.0%
State income tax benefit, net of federal	7.7%	7.7%
	28.7%	28.7%
Valuation allowance	(28.7%)	(28.7%)
Net effective rate	-	-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2025 and 2024, the Company had no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and Minnesota. Our tax years for 2020 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 16 – SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The segment is animal health products. As the Company has one reportable segment, sales and marketing, research and development, including clinical trial expenses and general and administrative expenses are equal to consolidated results. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Financial Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to animal health financial budgets and actual results used by the CODM to assess performance and allocate resources, as well as strategic decisions related to headcount and other expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on operating income (loss) when deciding where and when to make expenditures.

	For the Years Ended March 31,
	2025	2024
NET REVENUE	$1,132,533	$968,706
Cost of Sales	137,677	101,823
Gross Profit	994,856	866,883
OPERATING EXPENSES
Sales and marketing	2,644,095	3,399,666
Research and development	1,583,250	1,395,371
General and administrative	4,823,230	6,693,186
Total operating expenses	9,050,575	11,488,223
NET OPERATING LOSS	(8,055,720)	(10,621,340)

NOTE 17 – SUBSEQUENT EVENTS

On April 1, 2025, the Company issued 52,500 shares related to vesting of restricted stock units (“RSUs”).

From April 3, 2025 to July 10, 2025, the Company issued a total of 68,000 shares to service providers for consulting services with a fair value on the date of grant of $46,420.

On June 6, 2025, the Company issued 70,000 shares related to a warrant exercise with proceeds of $140,000.

On June 10, 2025, the Company entered into a short-term convertible promissory note with an accredited investor for $160,000 with an annual interest rate of 10% and a maturity date of December 31, 2025. The principal amount and all accrued interest of the convertible note may be converted to shares of common stock (“Shares”) at a conversion price of $0.75 per Share. The Company also issued 75,000 warrants, with a strike price of $0.75, a term of 2 years and a relative fair value of approximately $20,000, which will be reflected as a discount to the convertible note.

In May and June 2025, the Company received $4,400,000 in connection with the Series B Preferred Stock subscription receivable.

In May and June 2025, three of the Company Directors collectively entered into three short-term notes in an aggregate amount of $12,000 with an annual interest rate of 10% and a maturity date that is the earlier of December 31, 2025, or the closing of our Series B Preferred round.

On June 10, 2025, the Company issued 225,000 warrants to two consultants, with a strike price of $0.75, having a three-year term and fair valued at $68,363, which will be expensed over thirty-six months.

In June 2025, a warrant holder exercised 70,000 warrants with a strike price of $2.00 per share resulting in $140,000 proceeds to the Company. As an inducement to have the warrant holder exercise the warrant at $2.00 when the closing price of the common stock was $0.70, the Company issued the warrant holder 70,000 new warrants, with a three year term, a strike price of $1.00 per share and a fair value of approximately $17,000, which was immediately expensed.

On July 1, 2025, pursuant to an employment letter, the Company issued 16,694 shares of restricted common stock to an employee, fair valued at $12,000, which will be expensed over six month service period.

