Form 10-Q
period 2025-06-30
PetVivo Holdings, Inc.
filed 2025-08-14
CIK 1512922

U.S. SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

(952) 405-6216

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	PETV	OTC Markets Group, Inc. (OTCQX)
Warrants to purchase Common Stock	PETVW	OTC Markets Group, Inc. (OTCID)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001

(Title of Class)

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2025
Common Stock, $0.001	27,903,361

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2025

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2025 (Unaudited)	March 31, 2025

Assets:
Current Assets
Cash	$3,303,844	$227,689
Accounts receivable, net of allowance for credit losses	25,948	60,573
Subscriptions receivable	-	4,400,000
Inventory (Note 2)	529,342	323,504
Investments	150,000	150,000
Prepaid expenses and other assets (Note 3)	391,725	447,801
Total Current Assets	4,400,859	5,609,567

Property and Equipment, net (Note 4)	487,618	766,874

Other Assets:
Operating lease right-of-use	102,035	961,539
Patents and trademarks, net (Note 5)	22,494	23,725
Licensing Agreement, net (Note 6)	1,850,000	1,950,000
Security deposit	27,490	27,490
Total Other Assets	2,002,019	2,962,754
Total Assets	$6,890,496	$9,339,195

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$744,392	$821,081
Accrued expenses (Note 7)	846,378	948,554
Operating lease liabilities – current portion	63,380	163,834
Notes payable and accrued interest – current portion (Note 8)	334,061	312,865
Convertible notes payable and accrued interest, net of discount of $790,631 and $149,644 (Note 9)	1,129,222	1,622,377
Derivative liabilities	-	448,089
Total Current Liabilities	3,117,433	4,316,800
Other Liabilities
Operating lease liabilities (net of current portion)	38,655	797,705
Notes payable and accrued interest (net of current portion) (Note 10)	3,431	5,442
Total Other Liabilities	42,086	803,147
Total Liabilities	3,159,519	5,119,947

Commitments and Contingencies (see Note 11)
Stockholders’ Equity: (Note 13)
Preferred Stock, par value $0.001, 20,000,000 shares authorized:
Series A Preferred stock: 3,045,000 shares issued and outstanding at June 30, 2025 and March 31, 2025	3,045	3,045
Series B Preferred stock: 5,000,000 shares issued and outstanding at June 30, 2025 and March 31, 2025	5,000	5,000
Common Stock, par value $0.001, 250,000,000 shares authorized, 24,402,194 and 24,181,537 issued and outstanding at June 30, 2025 and March 31, 2025, respectively	24,402	24,182
Additional Paid-In Capital	97,236,660	95,385,511
Accumulated Deficit	(93,538,130)	(91,198,490)
Total Stockholders’ Equity	3,730,977	4,219,248
Total Liabilities and Stockholders’ Equity	$6,890,496	$9,339,195

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2025	June 30, 2024

Revenues	$297,500	$123,751

Cost of Sales	110,774	12,994

Gross Profit	186,726	110,757

Operating Expenses:

Sales and Marketing	621,712	534,413
Research and Development	340,513	387,515
General and Administrative	1,068,818	1,233,261
Total Operating Expenses	2,031,043	2,155,189

Operating Loss	(1,844,317)	(2,044,432)

Other Income (Expense)
Loss on Disposal of Assets	(149,125)	-
Unrealized Loss on Change in Derivative Liabilities	(320,404)	-
Other Income	111,518	-
Interest Income	13,099	-
Interest expense	(121,808)	(2,631)
Total Other Income (Expense)	(466,720)	(2,631)

Loss before taxes	(2,311,037)	(2,047,063)

Income Tax Provision	-	-

Net Loss	(2,311,037)	(2,047,063)
Less: Series B Preferred Stock Dividends	(28,603)	-
Net Loss Available to Common Stockholders	$(2,339,640)	$(2,047,063)

Net Loss Per Share:
Basic and Diluted	$(0.09)	$(0.11)

Weighted Average Common Shares Outstanding:
Basic and Diluted	24,302,790	18,683,975

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2025

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	5,000,000	$5,000	$95,385,511	$(91,198,490)	$4,219,248
Common stock issued for services	60,000	60	-	-	-	-	40,360	-	40,420
Common stock issued for conversion of A/P	8,000	8	-	-	-	-	5,992		6,000
Warrant exercise	70,000	70	-	-	-	-	139,930	-	140,000
Stock based compensation	-	-	-	-	-	-	133,197	-	133,197
Vesting of restricted stock units	82,657	82	-	-	-	-	(82)	-	-
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(28,603)	(28,603)
Beneficial Conversion Feature	-	-	-	-	-	-	763,259	-	-
Reclass. of fair value of derivative liability	-	-	-	-	-	-	768,493	-	-
Net loss	-	-	-	-	-	-	-	(2,311,037)	(2,311,037)
Balance at June 30, 2025	24,402,194	$24,402	3,045,000	$3,045	5,000,000	$5,000	$97,236,660	$(93,538,130)	$3,730,977

Three Months Ended June 30, 2024

	Common Stock		Additional Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	17,058,620	$17,059	$83,468,218	$(82,799,324)	$685,953
Common stock sold	1,889,434	1889	1,320,711	-	1,322,600
Conversion of debt and interest to common stock	430,798	431	301,127	-	301,558
Stock issued for services	376,000	376	213,784	-	214,160
Stock-based compensation	-	-	352,295	-	352,295
Vesting of restricted stock units	150,000	150	(150)	-	-
Net loss	-	-	-	(2,047,063)	(2,047,063)
Balance at June 30, 2024	19,904,852	$19,905	$85,655,985	$(84,846,387)	$829,503

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(2,311,037)	$(2,047,063)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	133,197	352,295
Depreciation and amortization	117,890	33,497
Amortization of Right-of-Use asset	15,722	-
Unrealized loss on change in fair value of derivatives	320,404	-
Loss on disposal of fixed assets	149,125	-
Amortization of debt discount	66,259	-
Consulting and investor relations services paid in stock	40,420	176,273
Interest on convertible debentures	-	1,558
Changes in Operating Assets and Liabilities
Decrease (increase) in prepaid expenses and other current assets	56,076	171,351
Decrease (increase) in accounts receivable	34,625	(53,357)
(Increase) decrease in inventory	(205,838)	6,499
(Decrease) in accounts payable and accrued expenses	(87,996)	(171,522)
Lease liabilities	(15,722)	-
Accrued interest on notes payable	53,120	-
Net Cash (Used In) Operating Activities	(1,633,755)	(1,530,469)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(15,178)
Net Cash Provided by (Used in) Investing Activities	-	(15,178)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	-	1,322,600
Proceeds received from preferred stock subscription receivable	4,400,000	-
Proceeds from the issuance of convertible debentures	160,000	150,000
Proceeds from the exercise of warrants	140,000	-
Proceeds from the issuance of notes payable	12,000	-
Repayments of notes payable	(2,090)	(1,942)
Net Cash Provided by Financing Activities	4,709,910	1,470,658

Net Increase (Decrease) in Cash	3,076,155	(74,989)
Cash at Beginning of Period	227,689	87,403
Cash at End of Period	$3,303,844	$12,414

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During the Period For:
Interest	$2,635	$2,631
Stock granted for consulting services	$-	$161,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
(Decrease) increase to operating lease right of use asset and operating lease liability	$(859,504)	$(105,876)
Vesting of restricted stock units	$82	$150
Stock issued for conversion of accounts payable	$6,000	$-
Dividends declared on Series B preferred stock	$28,603	$-
Convertible debentures and accrued interest converted to common stock	$-	$301,558

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2025

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

PetVivo Holdings, Inc. was incorporated in Nevada under its former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in PetVivo, Inc. becoming a wholly owned subsidiary of PetVivo Holdings, Inc. In April 2017, PetVivo Holdings, Inc. acquired another Minnesota corporation, Gel-Del Technologies, Inc., through a statutory merger, which is also a wholly-owned subsidiary of PetVivo Holdings, Inc. In April 2025, PetVivo Holdings, Inc. changed the name of its wholly-owned subsidiary PetVivo, Inc. to PetVivo Animal Health, Inc. to better reflect the industry in which PetVivo Holdings, Inc. sells its products.

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

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the three months ended June 30, 2025, are not necessarily indicative of results to be expected for the year ending March 31, 2026, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2025.

(C) Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of PetVivo Holdings, Inc., and its two wholly owned Minnesota corporations, Gel-Del Technologies, Inc. and PetVivo Animal Health, Inc. (collectively, the “Company”). All intercompany transactions have been eliminated upon consolidation.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2021 and has elected to comply with certain reduced public company reporting requirements.

(D) Use of Estimates

In preparation of the consolidated financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowance for credit losses, inventory obsolescence, estimated useful lives and potential impairment of property and equipment and intangibles, estimate of fair value of share-based payments, distributor rebate payable, provision for product returns, right of use lease assets and liabilities and valuation of deferred tax assets.

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2025.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At June 30, 2025, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable is carried at its contractual amounts, less an estimated allowance for credit losses. Management estimates the credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of June 30, 2025, and March 31, 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

(H) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. As of June 30, 2025 and March 31, 2025, the Company determined that no inventory reserve was required.

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

(K) Loss Per Share

The Company follows Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) 260 when reporting Loss Per Share resulting in the presentation of basic and diluted loss per share. Because the Company reported a net loss for the quarters ending June 30, 2025 and 2024, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of June 30, 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfilment activity and are reported as cost of sales. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI.

For the three months ended June 30, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $50,684, respectively. This represents 0% and 41% of total revenues for the three-month period ended June 30, 2025, and 2024, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	June 30, 2025	March 31, 2025
Accounts receivable	$-	$-
Rebate liability	57,264	57,264
Distribution fee payable	2,299	2,299

The Company entered into a Distribution Services Agreement (the “Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 1% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of June 30, 2025, and March 31, 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfilment activity and are reported as cost of sales. In February 2025, the Company mutually terminated its non-exclusive distribution agreement with Covetrus.

For the three months ended June 30, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $17,784, respectively. This represents 0% and 14% of total revenues for the three-month period ended June 30, 2025, and 2024, respectively. There were no accounts receivable from Covetrus at June 30, 2025, and March 31, 2025.

In December 2024, the Company entered into new distribution partnerships with Vedco, Inc. (“Vedco”) and Clipper Distributing, LLC (“Clipper”). A distribution service agreement was not signed with either distribution partner. Contracts with both distribution partners are evidenced by individual executed purchase orders. The purchase orders consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the terms of the purchase order. Revenue is recognized upon delivery to the Distributor; payment is due within 30 days. Neither distribution partnership provides for a distribution fee payable or a rebate payable.

For the three months ended June 30, 2025 and 2024, the Company recognized revenue from product sales to Vedco of $198,380 and $0, respectively. This represents 67% and 0% of total revenues for the three months ended June 30, 2025 and 2024, respectively. Accounts receivable from Vedco was $0 and $53,904 at June 30, 2025, and March 31, 2025.

For the three months ended June 30, 2025 and 2024, the Company did not recognize any revenue from product sales to Clipper. There were no accounts receivable from Clipper at June 30, 2025 and March 31, 2025.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities approximate their fair value as of June 30, 2025 and March 31, 2025, due to the short-term nature of those items.

The fair value of the Company’s debt approximates its carrying value as of June 30, 2025 and March 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

(O) Stock-Based Compensation

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation – Stock Compensation, which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date. The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method. In accordance with ASU No. 2018-07, Compensation – Stock Compensation (Topic 718), Improvements to Nonemployee Share-Based Payment Accounting share-based payment transactions for acquiring goods and services from nonemployees are included. Consistent with the accounting requirement for employee share-based payment awards, nonemployee share-based payment awards with the scope of Topic 718 are measured at grant-date fair value of the equity instruments that an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied.

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

(Q) Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments, as modified by FASB ASU No. 2019-10 and other subsequently issued related ASUs. The amendments in this Update affect loans, debt securities, trade receivables, and other financial assets that have the contractual right to receive cash. The ASU requires an entity to recognize expected credit losses rather than losses incurred for financial assets. The amendments in this Update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted this new guidance effective January 1, 2023, utilizing the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but did change how the allowance for credit losses is determined.

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

NOTE 2 – INVENTORY

Inventory consists of the following at June 30, 2025, and March 31, 2025:

The inventory components are as follows:

	June 30, 2025	March 31, 2025
Finished Goods	$265,058	$21,782
Work in process	18,275	41,540
Raw materials	246,009	260,182
Total Net	$529,342	$323,504

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2025, the Company had $391,725 in prepaid expenses and other current assets consisting primarily of $197,000 of supplier advance, $47,000 in insurance costs, $43,000 in software subscription fees, $32,000 in investor relations, $32,000 in Nasdaq and FINRA fees, and $29,000 in trade shows.

As of March 31, 2025, the Company had $447,801 in prepaid expenses and other current assets consisting primarily of $195,000 of supplier advance, $128,000 in insurance costs, $47,000 in investor relations services, $26,000 in rent, $24,000 in software subscription fees and $20,000 in Nasdaq and FINRA fees.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2025, and March 31, 2024:

	June 30, 2025	March 31, 2025
Leasehold improvements	$250,366	$424,041
Production equipment	619,228	708,150
R&D equipment	25,184	25,184
Computer equipment and furniture	155,306	155,305
Total, at cost	1,050,084	1,312,680
Accumulated depreciation	(562,466)	(545,806)
Total Net	$487,618	$766,874

During the three months ended June 30, 2025, and June 30, 2024, depreciation expense was $16,659 and $31,263, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	June 30, 2025	March 31, 2025
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,873,705)	(3,872,474)
Total net	$22,494	$23,725

During the three months ended June 30, 2025, and June 30, 2024, amortization expense was $1,230 and $2,234, respectively.

NOTE 6 –LICENSING AGREEMENTS

The components of licensing agreements, all of which are finite-lived, were as follows:

	June 30, 2025	March 31, 2025
License Agreement	$2,000,000	$2,000,000
Accumulated Amortization	(150,000)	(50,000)
Total net	$1,850,000	$1,950,000

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their Precise PRP (Platelet-Rich Plasma) for both canine and equine products. The exclusive licensing agreement is a five-year agreement whereby the Company paid an initial licensing fee of $2,000,000, which was paid in a combination of $500,000 cash, $1,000,000 in stock issuances and $500,000 in future contract payments, which is included in accrued expenses as of June 30, 2025, and March 31, 2025. The licensing fee is amortized over sixty (60) months, the term of the agreement. The licensing agreement also has a nominal royalty fee payment between 3% to 4.5%, commencing in the seventh month of the licensing agreement. The royalty fee expense for the three months ended June 30, 2025, and 2024 was $0. We also issued 250,000 warrants, with a strike place of $1.25 per share for a term of three years. The total warrant expense is fair valued at $46,030 to be amortized over thirty-six months. During the three months ended June 30, 2025 and 2024, warrant expense was $3,836 and $0, respectively.

During the three months ended June 30, 2025, and June 30, 2024, amortization expense was $100,000 and $0, respectively.

NOTE 7 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	June 30, 2025	March 31, 2025
Contract payable	$500,000	$500,000
Accrued payroll and related taxes	155,531	284,312
Accrued expenses	190,847	164,242
Total	$846,378	$948,554

NOTE 8 – NOTES PAYABLE AND ACCRUED INTEREST

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. At June 30, 2025, and March 31, 2025, the amount outstanding on the note was $11,287 and $13,244, respectively. At June 30, 2025, the Company classified $7,856 as a current liability and $3,431 in other liabilities. At March 31, 2025, the Company classified $7,802 as a current liability and $5,442 in other liabilities.

On December 20, 2024, the Company entered into a promissory note for $100,000. The note accrued interest at a rate of 12% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 20th day of June 2025, with an amended maturity date of December 31, 2025. On March 3, 2025, the Company entered into another promissory note for an additional $200,000 with the same terms. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 3rd day of September 3, 2025. The Company paid back the promissory notes plus accrued interest of $15,618 for a total of $315,618 on July 15, 2025.

In May and June 2025, the Company entered into three separate promissory notes totalling $12,000. The notes accrued interest at a rate of 10% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the earlier of the 31st day of December 2025 or the date of receipt of the remaining balance of the $5 million Series B Subscription is received in an amount of $4,200,000. The Company paid back the three promissory notes plus accrued interest of $293 for a total of $12,293 on July 14, 2025.

The total non-convertible notes payables, including accrued interest, as of June 30, 2025 totals $337,492 consisting of $334,061 current portion with the long-term portion in other liabilities of $3,431, and as of March 31, 2025 totals $318,307 consisting of $312,865 current portion with the long-term portion in other liabilities of $5,442.

Future annual payments associated with these notes are as follows: $334,061 in fiscal 2026, $3,431 in fiscal 2027. None of the promissory notes listed above have any collateral attached to them.

Interest expense for the three months ended June 30, 2025 and 2024 is $9,275 and $0, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE and ACCRUED INTEREST

On September 9, 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The original maturity date was November 9, 2024, whereby an amendment extended the maturity date to December 31, 2025. The holder of the note has the option to convert the principal and accrued interest at a conversion price of the lessor of i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). On September 27, 2024, the Company entered into another promissory note for an additional $350,000 with the same terms. The original maturity date for this $350,000 note was November 24, 2024, whereby an amendment extended the maturity date to December 31, 2025. From October 10, 2024, through December 30, 2024, the Company entered into additional promissory notes totalling $650,000 with the same terms. The maturity dates of these notes were all amended with the amended maturity date of December 31, 2025. From February 12, 2025, through March 13, 2025, the Company entered into additional promissory notes totalling $540,000 with the same terms. The maturity date on these notes were all amended with the amended maturity date of September 30, 2025. On June 10, 2025, the Company entered into an additional promissory note for $160,000 at a rate of 10% per annum and a maturity date of December 31, 2025. This note included the issuance of 75,000 warrants, with a two-year term and a strike price of $0.75 per share. The warrants were valued at $23,649 using the Black-Scholes option pricing model on the grant date. The fair value is required to be recorded as a debt discount and amortized to interest expense over the term of the note. The Company did not record the debt discount and related amortization in the three months ended June 30, 2025, as the amounts were not considered material. The Company will record the debt discount and recognize the related amortization in the subsequent quarter.

On December 20, 2024, the Company entered into a convertible promissory note for $25,000. The note accrued interest at a rate of 12% per annum. The holder of the note has the option to convert the principal and accrued interest at a conversion price of the greater of: i) the per Share price at which the Company sells Shares of the Company Common Stock in a Qualified Financing occurring on or before the Maturity Date of this Note, or ii) Fifty Cents ($0.50) per Share (“Conversion Price”); each Share consists of one (1) share of PetVivo Holdings, Inc. restricted common stock (“Common Stock”). The original maturity date was June 30, 2025, whereby an amendment extended the maturity date to December 31, 2025.

The total convertible notes payables (reflected as current liability), including accrued interest, for these convertible notes for the quarter ended June 30, 2025 and March 31, 2025 is $1,975,866 and $1,772,021.

Interest expense for the three months ended June 30, 2025 and June 30, 2024 is $43,845 and $1,394, respectively.

Derivative Liabilities – Variable Conversion Features

The Company evaluated the terms of its convertible notes and determined that certain embedded conversion features were not indexed to the Company’s own stock due to variable pricing provisions. As a result, the embedded conversion features were bifurcated and accounted for as derivative liabilities under ASC 815.

For each note with a derivative liability, the fair value of the derivative at inception was recorded as a discount to the carrying value of the note and is being amortized to interest expense over the term of the note using the effective interest method. The fair values of the derivative liabilities at inception dates of the notes, at March 31, 2025 and June 30, 2025 were estimated using a binomial option pricing model with the following key inputs: closing stock price at Note inception dates, at March 31, 2025 and June 30, 2025, strike price of $0.50, since this was lower than the $1.00 per share price at which the Company sold shares in a Qualified Financing, term based on the remaining days to maturity date, volatility rates between 87.1% - 139.3% at inception dates of notes, 81.2% - 115.6% at March 31, 2025, and 82% - 82% at June 30, 2025, risk-free rate rates between 4.14% - 5.18% at inception dates of notes, 4.08% at March 31, 2025, and 4.41% at June 30, 2025, and dividend yield of zero. The fair value of the derivative liabilities at inception and March 31, 2025 was $341,576 and $448,089. The Company recognized an unrealized loss on the change in fair value of derivative liabilities of $ 320,404 and $0 for the three months ended June 30, 2025 and 2024, respectively. Interest expense related to the amortization of the debt discounts associated with derivative liabilities was $66,259 and $0 for the three months ended June 30, 2025 and 2024, respectively.

June 30, 2025 Amendment to Convertible Notes and Extinguishment Accounting

On June 30, 2025, the Company and noteholders entered into an amendment to fix the Conversion Price at $0.50 per share and eliminate the variable pricing feature. As a result of the modification, the conversion feature no longer qualified for derivative accounting under ASC 815 and instead met the criteria for equity classification under ASC 470-20, Debt with Conversion and Other Options.

The Company evaluated the amendment in accordance with ASC 470-50, Modifications and Extinguishments, and concluded that the modification resulted in a substantial change in the terms of the instrument due to the conversion feature’s reclassification from a liability to equity and the resulting change in economic substance. Accordingly, the Company accounted for the transaction as an extinguishment of the existing debt and the issuance of a new convertible instrument.

Prior to extinguishment, the derivative liability was remeasured to its fair value of June 30, 2025 of $768,493, resulting in a loss of $320,404, which was recognized in other income (expense), net, in the consolidated statement of operations for the three and six months ended June 30, 2025. Upon extinguishment, the fair value of the derivative liability was reclassified to additional paid-in capital. The fair values of the derivative liabilities at inception dates of the notes, at March 31, 2025 and June 30, 2025 were estimated using a binomial option pricing model with the following key inputs: closing stock price at Note inception dates, at March 31, 2025 and June 30, 2025, strike price of $0.50, since this was lower than the $1.00 per share price at which the Company sold shares in a Qualified Financing, term based on the remaining days to maturity date, volatility rates between 87.1% - 139.3% at inception dates of notes, 81.2% - 115.6% at March 31, 2025, and 82% - 82% at June 30, 2025, risk-free rate rates between 4.14% - 5.18% at inception dates of notes, 4.08% at March 31, 2025, and 4.41% at June 30, 2025, and dividend yield of zero.

The new debt instrument was recorded at its estimated fair value of $1,215,000, and the Company recognized a beneficial conversion feature (BCF) of $763,259 fair value, calculated as the intrinsic value of the fixed conversion option on the commitment date (i.e., the excess of the Company’s closing stock price of $0.80 over the fixed conversion price of $0.50, multiplied by the number of shares issuable upon conversion). The BCF was recorded as a debt discount and an increase to additional paid-in capital. The debt discount is being amortized to interest expense over the remaining term of the note using the effective interest method.

The accounting impact of the amendment is summarized as follows:

Description	Amount
Carrying amount of extinguished debt	$1,215,000
Fair value of new debt issued	$1,215,000
Fair value of derivative reclassified to equity	$768,493
Beneficial conversion feature recorded as debt discount	$763,259

Convertible Notes Issued with Warrants

On February 14, 2025, a total of 250,000 warrants were issued for two Notes totalling $500,000. The warrants have a three-year term with an exercise strike price of $0.90 per share. The warrants were evaluated under ASC 480 and ASC 815 and determined to be equity-classified instruments. The fair value of the warrants at inception was recorded at a discount to the carrying value of the associated notes and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value at issuance was estimated using the binomial option pricing model with the following inputs: closing stock price of $0.74, strike price of $0.90, 3-year term, volatility rate of 113.7%, risk-free rate of 4.26%, and dividend yield of zero. The fair value of the warrants at inception was $98,684. Interest expense related to the amortization of the debt discounts associated with warrants was $10,246 and $0 for the three months ended June 30, 2025 and 2024, respectively.

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

NOTE 10 – RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended June 30, 2025, and 2024, the Company made contributions to the plan of $15,879 and $12,690, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonable possible but not probable, or if the amount cannot be estimated, the nature of the contingency and an estimate of the possible loss, if determinable, is disclosed. Remote contingencies are generally not disclosed unless related to guarantee.

Lease Obligations

The Company leases property and equipment under operating leases, typically with terms greater than 12 months, and determine if an arrangement contains a lease at inception. In general, an arrangement contains a lease if there is an identified asset, and the Company has the right to direct the use of and obtain substantially all of the economic benefit from the use of the identified asset. The Company records an operating lease liability at the present value of lease payments over the lease term on the commencement date. The related right of use (‘ROU”) operating lease asset reflects rental escalation clauses, as well as renewal options and/or termination options. The exercise of lease renewal and/or termination options is at the Company’s discretion and is included in the determination of the lease term and lease payment obligations when it is deemed reasonably certain that the option will be exercised. When available, the Company uses the rate implicit in the lease to discount lease payments to present value; however, certain leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The Company classifies its leases as buildings, vehicles or computer and office equipment and do not separate lease and non-lease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, the Company does not record leases with terms that are less than one year on the consolidated balance sheets.

None of the lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of June 30, 2025, and March 31, 2025, was $2,386.

The Company entered into a sixty-three-month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of June 30, 2025, and March 31, 2025, was $2,879.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of June 30, 2025, and March 31, 2025, was $8,631.

Lease Termination

The Company terminated its ten-year lease agreement on the 14,073 square foot production and warehouse space effective June 30, 2025. As consideration for the early termination of the lease, the Company paid the Landlord the unamortized portion of lease commissions, unamortized rent abatement, legal fees, termination fee, management fee and unamortized tenant improvements. In addition, the Company was responsible for paying all costs to release a mechanical lien attached to the property, including the costs related to the lien along with all legal fees and other costs incurred by the Landord. The Company also paid a fee equal to six months of base rent, common area maintenance, and real estate taxes for the unrented office area consisting of 3,794 rentable square feet as part of the termination of the lease. Total fees incurred for the termination of the lease for the three months ended June 30, 2025 and 2024 were $314,768 and $0, respectively.

Vehicles

The Company leased vehicles for certain members of its field sales organization during the three months ended June 30, 2024, under a vehicle fleet program whereby the noncancelable lease was for a term of 48 months. During the year ended March 31, 2025, all of the leased vehicles under the vehicle fleet program were sold and the Company recognized a loss of $1,018 on the sale of the leased vehicles, reported in other income (expense). As a result of the sale, right-of-use assets were reduced by $53,168 and lease liability was reduced by $53,168.

Operating vehicle lease expense for the three months ended June 30, 2025, and 2024, was $0 and $12,655, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2025:

2026	$244,731
2027	55,103
2028	-
2029	-
2030	-
Thereafter	-
Total	$299,834
Less: amount representing interest	(197,799)
Total	$102,035

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 7, 2026, and March 2027, a treasury rate of 0.12%, 0.40%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $102,034 and corresponding and equal operating lease liabilities for the leases. As of June 30, 2025, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 3.7 years and 1.92%, respectively, are as follows:

Present value of future base rent lease payments	$102,035
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$102,035

As of June 30, 2026, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$102,035
Total operating lease assets	102,035

Operating lease current liability	63,380
Operating lease other liability	38,655
Total operating lease liabilities	$102,035

Employment Agreements

The Company has employment agreements with its executive officers. As of June 30, 2025, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss $2,311,037 for the three months ended June 30, 2025, had net cash used in operating activities of $1,633,755 for the same period, and has an accumulated deficit of $93,538,130 on June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 13 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 1,134,235 at June 30, 2025.

Preferred Stock

The certificate of designation of rights and preferences has an optional conversion provision whereby each share of Series A Preferred Stock shall be convertible at any time at the option of a holder into shares of Common Stock. The Series A Preferred Stock also has an automatic conversion whereby the preferred shares shall automatically convert into Common Stock upon the one-year anniversary of the issuance of the Series A Preferred Stock. There are no dividends attached to the Series A Preferred Stock. The Series A Preferred Stock was converted to Common Stock on July 18, 2025.

On March 26, 2025, the Company entered into a Subscription Agreement to receive $5,000,000 shares of Series B Preferred Stock. The Company initially received $600,000 of proceeds on March 26, 2025, with the investor receiving an option to invest the remaining $4,400,000 pursuant to the same terms and conditions, which was fully received and funded on June 24, 2025.

Series B Preferred Stock is entitled to receive a specific dividend in an annual amount equal to Ten Percent (10%) of the total amount paid to secure the Series B Convertible Preferred Stock. The dividend shall be paid to the holder by the Company in quarterly payments of Common Stock. The amount of shares pursuant to the dividend shall be calculated by dividing the total quarterly dividend payment by the greater of i) the volume weighted average price of the common stock for the prior trading ten (10) day period from the date the quarterly dividend is owed, or ii) fifty cents ($0.50). Also, non-cumulative dividends may be paid when, and if declared by the Company’s board of directors. Total dividends declared at June 30, 2025 and March 31, 2025 were $28,603 and $0, respectively.

Common Stock

During the three months ended June 30, 2025, the Company issued 220,657 shares of common stock as follows:

i)	60,000 shares, in aggregate, 20,000 equally in April, May and June 2025 to service providers for consulting services fair valued based on the market price on the date of grant of $40,420. The Company expensed these shares on a monthly basis.
ii)	82,657 shares related to vesting of restricted stock units (“RSUs”), vesting in April and June 2025.
iii)	8,000 shares in June 2025 in connection with the conversion of an outstanding accounts payable balance of $6,000
iv)	70,000 shares in June 2025 in connection with the exercise of a warrant in exchange for proceeds of $140,000 at a price of $2.00 per share.

The Company has issued shares of common stock to providers of investor relations services. The value of these shares is reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services was $40,420 and $176,273 for the three months ended June 30, 2025, and 2024, respectively.

Time-Based Restricted Stock Units

The Company has granted time-based restricted stock units to certain participants under the 2020 Plan that are stock settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense for time-based restricted stock units was $50,909 and $136,575 for the three months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, there was approximately $61,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of one year.

Time-based restricted stock unit activity for the three months ended June 30, 2025 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2025	205,314	0.58	$123,188
Vested	(92,814)	0.88
Cancelled	-	-
Balance at June 30, 2025	112,500	$0.57	$90,000

(1)	The aggregate intrinsic value of restricted stock units outstanding was based on the Company’s closing stock price on the last trading day of the period.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of three to seven years. Stock-based compensation expense for stock options was $8,264 and $173,325 for the three months ended June 30, 2025, and 2024, respectively. As of June 30, 2025, there were no unrecognized stock option expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, the Company makes predictive assumptions regarding future stock price volatility, dividend yield, expected term, and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on a grant date. To date, no dividends on common stock have been paid by the Company. Expected volatility for grants is based on historical volatility over a similar period as the expected term. The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. The Company uses the “simplified method” to estimate the expected term of the stock option grants. This approach is used because the Company does not have sufficient historical exercise data to develop a reasonable estimate of expected term.

No stock options were granted during the three months ended June 30, 2025. The Company recognized stock-based compensation expense in the current period related to options granted in prior years. The following table summarizes the weighted-average assumptions used in estimating the fair value of stock options granted during the year-ended March 31, 2025.the most recent period in which awards were issued:

Year Ended
March 31,2025
Expected term	3 years
Expected volatility	135.6%
Risk-free interest rate	4.07%
Expected dividend yield	-%
Fair value on the date of grant	$0.24

Stock option activity for the three months ended June 30, 2025 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Balance at March 31, 2025	157,954	0.86	2.1 years	$-
Granted	-	-
Cancelled	-	-
Balance at June 30, 2025	157,954	$0.86	1.85 years	$-

Options exercisable at June 30, 2025	157,954

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.80 for the Company’s common stock on June 30, 2025 and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025.

The following summarizes additional information about the stock options:

Three Months Ended
June 30, 2025
Number of:
Non-vested options, beginning of period	35,954
Non -vested options, end of period	-
Vested options, end of period	157,954

Three Months Ended
June 30, 2025
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$0.80
Non-vested options, end of period	$-
Vested options, end of period	$0.86
Forfeited options, during the period	$-

Warrants

During the three months ended June 30, 2025, the Company issued warrants to purchase an aggregate of 370,000 shares of common stock in connection with consulting agreements with a fair value of $108,760. The fair value of the warrants was recorded as $3,350 for the three months ending June 30, 2025. These warrants have terms between 2 years and 3 years. The exercise strike price ranges from $0.75 to $1.00 per share.

These fair value of the warrants issued were arrived at by using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended	Year Ended
	June 30, 2025	March 31, 2025
Stock price on valuation date	$0.70	$0.49-0.68
Exercise price	$0.75 - 1.00	$0.50 - 3.00
Term (years)	2.0 – 3.0	2.0 – 3.0
Volatility	110.5 – 119.3%	115.1 – 140.1
Risk-free rate	4.02%	4.02 – 4.64

A summary of warrant activity for three months ended June 30, 2025 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercisable Price

Outstanding, March 31, 2025	14,632,859	2.40	2.1	2.40
Granted and issued	370,000	0.80	2.75	0.80
Exercised	(70,000)	2.00	-	2.00
Expired	(56,903)	-	-	-
Outstanding, June 30, 2025	14,875,956	$2.37	1.83	$2.37

Stock-based compensation expense for warrants was $74,024 and $42,395 for the three months ended June 30, 2025, and 2024, respectively. At June 30, 2025, there was $869,054 of future unrecognized warrant expense, to be expensed quarterly over the remaining life of the warrants, over the next 26 months.

NOTE 14 – SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The segment is animal health products. As the Company has one reportable segment, sales and marketing, research and development, including clinical trial expenses and general and administrative expenses are equal to consolidated results. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Financial Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to animal health. The CODM reviews financial budgets and actual results as assess performance and allocate resources, and makes strategic decisions related to headcount and other expenditures on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on operating income (loss) when deciding where and when to make expenditures.

	For the Three Months Ended
	June 30, 2025	June 30, 2024
NET REVENUE	$297,500	$123,751
Cost of Sales	110,774	12,994
Gross Profit	186,726	110,757
OPERATING EXPENSES
Sales and marketing	621,712	534,413
Research and development	1,068,818	1,233,261
General and administrative	340,513	387,515
Total operating expenses	2,031,043	2,155,189
NET OPERATING LOSS	$(1,844,317)	$(2,044,432)

NOTE 15 – SUBSEQUENT EVENTS

On July 1, 2025, the Company issued 52,500 shares related to vesting of restricted stock units (“RSUs”).

On July 1, 2025, pursuant to an employment letter, the Company issued 16,694 shares of restricted common stock to an employee valued at $12,000. The Company expensed $6,000 of the restricted common stock per quarter, for two consecutive quarters. The Company also issued 19,372 shares of restricted common stock to a board member for consulting compensation valued at $15,000 for the three months ending June 30, 2025.

On July 18, 2025, the Company converted 3,045,000 shares of Series A Preferred Stock to Common Stock on a share-for-share basis.

On July 29, 2025, the Company issued 367,850 shares of restricted common stock to four employees for performance bonuses fair valued at $289,130, all expensed on the date issued of July 20, 2025.

Enactment of Federal Tax Legislation

On July 2, 2025, subsequent to the end of the reporting period, Congress enacted the Taxpayer Fairness and Growth Act of 2025, which includes significant amendments to the Internal Revenue Code. Key provisions include:

●	A reduction in the federal corporate income tax rate from 21% to 19%, effective for tax years beginning after January 1, 2026;

●	Limitations on the deductibility of certain interest and R&D expenses;

●	Modifications to the foreign-derived intangible income (“FDII “) and global intangible low-taxed income (“GILTI”) regimes.

The Company is currently evaluating the impact of the legislation on its consolidated financial statements, including deferred tax assets and liabilities. Because the enactment occurred after the end of the reporting period and before issuance of these financial statements, the effects have not been recognized in the accompanying condensed consolidated financial statements as of and for the period ended June 30, 2025, consistent with ASC 740 and ASC 855.

The Company expects the corporate rate reduction to have a favorable impact on its effective tax rate beginning in fiscal 2027. However, remeasurement of deferred tax balances and the application of new limitations may result in non-cash tax charges in future periods. The Company will continue evaluating the impact and recognize any required adjustments in the period of enactment.

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

The Company’s initial product, Spryng®, and its pipeline products are derived from proprietary biomaterials that simulate a body’s cellular tissue by virtue of their reliance upon natural protein and carbohydrate compositions which incorporate such “tissue building blocks” as collagen, elastin, and proteoglycans such as heparin. Since these are naturally-occurring in the body, we believe they have an enhanced biocompatibility with living tissues compared to synthetic biomaterials such as those based upon alpha-hydroxy polymers (e.g. PLA, PLGA, and the like), polyacrylamides, and other “natural” biomaterials that may lack the multiple proteins incorporated into our biomaterials. These proprietary protein-based biomaterials are similar to the body’s tissue thus allowing integration and tissue repair in long-term implantation in certain applications.

Our initial product, Spryng®, is a veterinary medical device designed to help reinforce and/or augment articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in horses and companion animals. Spryng® is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness to reinforce and/or augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

Osteoarthritis, a common inflammatory joint disease in both dogs and horses, is a chronic, progressive, degenerative joint disease that is caused by a loss of synovial fluid and/or the deterioration of joint cartilage. Osteoarthritis affects approximately 14 million dogs and 1 million horses in the $11 billion companion animal veterinary care and product sales market.

Despite the market size, veterinary clinics and hospitals have very few treatments and/or drugs for use in treating osteoarthritis in dogs, horses, and other pets. As there is no cure for osteoarthritis, current solutions treat symptoms, but do not manage the cause. The current treatment for osteoarthritis in dogs generally consists of the use of nonsteroidal anti-inflammatory drugs (or “NSAIDs”) which are approved to alleviate pain and inflammation but present the potential for side effects relating to gastrointestinal, kidney, and liver damage and do not halt or slow joint degeneration. The Company offers an alternative to traditional treatments that only address the symptoms of the affliction. Spryng® with OsteoCushion® technology addresses the affliction, loss of synovial fluid, and/or the deterioration of joint cartilage, rather than treating just the symptoms and, to the best of our knowledge, has elicited minimal adverse side effects in dogs and horses. Spryng®-treated dogs and horses have shown an increase in activity even after they no longer are receiving pain medication or other treatments. Other treatments for osteoarthritis include steroid and/or hyaluronic acid injections, which are used for treating pain, inflammation and/or joint lubrication, but can be slow acting and/or short lasting.

We believe Spryng® is an optimal solution to safely improve joint function in animals for several reasons:

●	Spryng® addresses the underlying problems which relate to deterioration of cartilage causing bones to contact each other and a lack of synovial fluid. Spryng® provides a biocompatible lubricious cushion to the joint, which establishes a barrier between the bones, thereby protecting the remaining cartilage and bone.
●	Spryng® is easily administered with the standard intra-articular injection technique. Multiple joints can be treated simultaneously.
●	Case studies indicate many dogs and horses have long-lasting multi-month improvement in lameness after having been treated with Spryng®.
●	After receiving a Spryng® injection, many canines are able to discontinue the use of NSAID’s, eliminating the risk of negative side effects.
●	Spryng® is an effective and economical solution for treating osteoarthritis. A single injection of Spryng® is approximately $600 to $900 per joint and typically lasts for at least 12 months.

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

Spryng® is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng® completed a safety and efficacy study in rabbits in 2007. Since that time, more than 2,000 horses and dogs have been treated with Spryng®. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began two canine clinical studies with Ethos Veterinary Health, the first beginning in May of 2022 with anticipated completion in October 2023, and the second beginning in June of 2023 with an expected completion in October 2024. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalogue of products.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our 2025 10-K Report and the condensed consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2025 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to pursue our current plans to commercialize our initial product, Spryng®.

RESULTS OF OPERATIONS

	For the Three Months Ended
	June 30, 2025	June 30, 2024
Revenues	$297,500	$123,751

Cost of Sales	110,774	12,994

Total Operating Expenses	2,031,043	2,155,189

Total Other Income (Expense)	(466,720)	(2,631)

Net Loss	$(2,311,037)	$(2,047,063)

Net loss per share - basic and diluted	$(0.09)	$(0.11)

For The Three Months Ended June 30, 2025, Compared to The Three Months Ended June 30, 2024

Total Revenues. Revenues were $297,500 and $123,751 for the three months ended June 30, 2025 and 2024, respectively. Revenues in the three months ended June 30, 2025, consist of sales of our Spryng® products of $148,243 and Precise PRP products of $149,257. Revenues in the three months ended June 30, 2024, consisted of sales entirely of our Spryng® products of $123,751. The increase in our revenues in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is due to sales of Precise PRP products, pursuant to our exclusive licensing agreement with VetStem.

Cost of Sales. Cost of sales were $110,774 and $12,994 for the three months ended June 30, 2025 and 2024, respectively. Cost of sales includes product costs related to the sale of our Spryng® products, labor and overhead costs and product costs related to the sale of Precise PRP products. The increase in our cost of sales in the three months ended June 30, 2025, compared to the three months ended June 30, 2024, is due to sales of Precise PRP products.

Operating Expenses. Operating expenses were $2,031,043 and $2,155,189 for the three months ended June 30, 2025 and 2024, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and research and development (“R&D”) expenses.

General and administrative (“G&A”) expenses were $1,068,818 and $1,233,261 for the three months ended June 30, 2025 and 2024, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $621,712 and $534,413 for the three months ended June 30, 2025 and 2024, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng® product.

Research and development (“R&D”) expenses were $340,513 and $387,515 for the three months ended June 30, 2025 and 2024, respectively. The decrease was primarily related to decreased clinical studies due to tight cash flow constraints.

Operating Loss. As a result of the foregoing, our operating loss was $1,844,317 and $2,044,432 for the three months ended June 30, 2025 and 2024, respectively. The decrease was related to cost-cutting initiatives in general and administrative and research and development expenses.

Other Income (Expense). Other income (expense) was ($466,720) for the three months ended June 30, 2025 compared to other expense of ($2,631) for the three months ended June 30, 2024. Other income (expense) in 2025 consisted of unrealized loss on change in derivative liabilities and loss on disposal of assets. Other income (expense) in 2024 consisted of interest expense.

Net Loss. Our net loss for the three months ended June 30, 2025 was $2,311,037 or ($0.09) per share as compared to a net loss of $2,047,063 or ($0.11) per share for the three months ended June 30, 2024. The increase was primarily related to the loss on change in derivative liabilities and the loss on disposal of assets. The weighted average number of shares outstanding was 24,302,790 compared to 18,683,975 for the three months ended June 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2025, our current assets were $4,400,859, including $3,303,844 in cash and cash equivalents. In comparison, our current liabilities as of that date were $3,117,433 including $1,590,770 of accounts payable and accrued expenses. Our working capital as of June 30, 2025 was $1,283,426.

The Company has continued to realize losses from operations. As a result of our private placement offering with proceeds of $5,000,000 from the sale of Series B convertible preferred stock, we do not believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next twelve months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng® and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $1,633,755 of net cash in operating activities for the three months ended June 30, 2025. This cash used in operating activities was primarily attributable to our net loss of $2,311,037 and the extinguishment of derivative liability of $768,493, and an unrealized loss on change in fair value of derivatives of $320,404.

Net Cash Used in Investing Activities – During the three months ended June 30, 2025, net cash used in investing activities was $0.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2025, net cash provided by financing activities of $4,709,910 consisted of proceeds of Series B preferred stock receivable of $4,400,000, proceeds from the issuance of convertible debentures of $160,000 and proceeds from the exercise of a warrant of $140,000.

MATERIAL COMMITMENTS

Notes Payable

As of June 30, 2025, we are obligated on non-convertible notes and accrued interest of $334,061. We also are obligated on convertible notes and accrued interest of $1,129,222, net of debt discount of $790,631.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2025, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our June 30, 2025 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital at June 30, 2025, was $1,283,426. As a result of our private placement offering with proceeds of $5,000,000 from the sale of Series B convertible preferred stock, we believe the proceeds from this private placement offering are sufficient to fund operations until December 31, 2025 (see Liquidity and Capital Resources above).

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not required

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation, our CEO and CFO concluded that as of June 30, 2025, our disclosure controls and procedures were not effective due to previously disclosed material weaknesses in internal control over financial reporting. These material weaknesses, which were disclosed in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2025, relate to the design and operation of controls over the accounting for modifications of convertible notes, measurement of beneficial conversion features, warrant debt discounts, and derivative liabilities.

Remediation

Management is in the process of implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) tightening the ICFR controls moving forward, (ii) improving existing training program associated with our accounting for convertible notes, Beneficial Conversion Features, warrant discounts and derivative liabilities, and (iii) hiring additional accounting personnel, including adding a senior accounting position with derivative accounting and warrant discount experience. We believe that these actions will remediate the material weaknesses with our internal control over financial reporting. Management plans on implementing these remedial steps during the remainder of the fiscal year. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed prior to the end of our fiscal year ending March 31, 2026.

Changes in Internal Control Over Financial Reporting

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our assessment, our management concluded that as of June 30, 2025, our internal control over financial reporting was not effective.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 11. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information regarding legal contingencies.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2025. The risks discussed in our Annual Report on Form 10-K could materially affect our business, financial condition, and future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2025, the Company issued 20,000 shares to service providers for consulting services valued at market on the date of grant of $12,640.

In April 2025, the Company issued 52,500 shares of common stock upon the vesting of restricted stock units issued to 6 board members.

In May 2025, the Company issued 20,000 shares to service providers for consulting services valued at market on the date of grant of $15,160.

In June 2025, the Company issued 8,000 shares to a consultant in connection with the conversion of an outstanding accounts payable balance of $6,000.

In June 2025, the Company issued 70,000 shares of common stock in connection with the exercise of a warrant in exchange for proceeds of $140,000.

In June 2025, the Company issued 30,157 shares of common stock upon the vesting of restricted stock units issued to 2 employees.

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

August 14, 2025	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

August 14, 2025	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

