Form 10-Q
period 2025-09-30
PetVivo Holdings, Inc.
filed 2025-11-14
CIK 1512922

U.S. SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 14, 2025
Common Stock, $0.001	33,580,630

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED September 30, 2025

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2025	March 31, 2025

Assets:
Current Assets
Cash	$767,914	$227,689
Accounts receivable, net of allowance for credit losses	137,999	60,573
Subscriptions receivable	-	4,400,000
Inventory (Note 2)	578,293	323,504
Investments	150,000	150,000
Prepaid expenses and other assets (Note 3)	475,517	447,801
Total Current Assets	2,109,723	5,609,567

Property and Equipment, net (Note 4)	482,885	766,874

Other Assets:
Operating lease right-of-use	86,318	961,539
Patents and trademarks, net (Note 5)	21,624	23,725
Licensing Agreements, net (Note 6)	2,544,889	1,950,000
Security deposit	12,830	27,490
Total Other Assets	2,665,661	2,962,754
Total Assets	$5,258,269	$9,339,195

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$370,243	$821,081
Accrued expenses (Note 7)	618,736	948,554
Operating lease liabilities – current portion	63,715	163,834
Notes payable and accrued interest – current portion (Note 8)	-	312,865
Convertible notes payable and accrued interest, net of debt discount of $0 and $149,644 (Note 9)	-	1,622,377
Derivative liabilities	-	448,089
Total Current Liabilities	1,052,694	4,316,800
Other Liabilities
Operating lease liabilities (net of current portion)	22,603	797,705
Notes payable and accrued interest (net of current portion) (Note 9)	-	5,442
Total Other Liabilities	22,603	803,147
Total Liabilities	1,075,297	5,119,947

Commitments and Contingencies (see Note 11)
Stockholders’ Equity: (Note 13)
Preferred Stock, par value $0.001, 20,000,000 shares authorized:
Series A Preferred stock: 0 and 3,045,000 shares issued and outstanding at September 30, 2025 and March 31, 2025	-	3,045
Series B Preferred stock: 5,000,000 shares issued and outstanding at September 30, 2025 and March 31, 2025	5,000	5,000
Common Stock, par value $0.001, 250,000,000 shares authorized, 32,954,679 and 24,181,537 issued and outstanding at September 30, 2025 and March 31, 2025, respectively	32,955	24,182
Additional Paid-In Capital	100,815,956	95,385,511
Accumulated Deficit	(96,670,939)	(91,198,490)
Total Stockholders’ Equity	4,182,972	4,219,248
Total Liabilities and Stockholders’ Equity	$5,258,269	$9,339,195

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenues	$303,284	$200,720	$600,784	$324,470

Cost of Sales	83,226	21,162	194,000	34,156
Gross Profit	220,058	179,558	406,784	290,314

Operating Expenses:

Sales and Marketing	787,262	620,307	1,408,974	1,154,720
Research and Development	261,433	465,174	601,946	852,689
General and Administrative	1,236,730	1,267,117	2,305,548	2,500,378

Total Operating Expenses	2,285,425	2,352,598	4,316,468	4,507,787

Operating Loss	(2,065,367)	(2,173,040)	(3,909,684)	(4,217,473)

Other (Expense) Income
Loss on Disposal of Assets	-	-	(149,125)	-
Unrealized Loss on Change in Derivative Liabilities	-	-	(320,404)	-
Other Income	-	-	111,518	-
Interest Income	-	-	13,099	-
Interest Expense	(942,442)	(2,453)	(1,064,250)	(5,083)

Total Other Income (Expense)	(942,442)	(2,453)	(1,409,162)	(5,083)

Loss before taxes	(3,007,809)	(2,175,493)	(5,318,846)	(4,222,556)

Income Tax Provision	-	-	-	-

Net Loss	(3,007,809)	(2,175,493)	(5,318,846)	(4,222,556)
Less: Series B Preferred Stock Dividends	(125,000)	-	(153,603)	-
Net Loss Available to Common Stockholders	$(3,132,809)	$(2,175,493)	$(5,472,449)	$(4,222,556)

Net Loss Per Share:
Basic and Diluted	$(0.11)	$(0.11)	$(0.21)	$(0.22)

Weighted Average Common Shares Outstanding:
Basic and Diluted	27,579,136	20,099,095	25,949,915	19,395,401

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended September 30, 2025

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	5,000,000	$5,000	$95,385,511	$(91,198,490)	$4,219,248
Common stock issued for services	60,000	60	-	-	-	-	40,360	-	40,420
Common stock issued for conversion of A/P	8,000	8	-	-	-	-	5,992		6,000
Warrant exercise	70,000	70	-	-	-	-	139,930	-	140,000
Stock based compensation	-	-	-	-	-	-	133,197	-	133,197
Vesting of restricted stock units	82,657	82	-	-	-	-	(82)	-	-
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(28,603)	(28,603)
Beneficial Conversion Feature	-	-	-	-	-	-	763,259	-	763,259
Reclass. of fair value of derivative liability	-	-	-	-	-	-	768,493	-	768,493
Net loss	-	-	-	-	-	-	-	(2,311,037)	(2,311,037)
Balance at June 30, 2025	24,402,194	$24,402	3,045,000	$3,045	5,000,000	$5,000	$97,236,660	$(93,538,130)	$3,730,977
Common stock issued for services	19,372	19	-	-	-	-	14,981	-	15,000
Common stock issued to employees for compensation	707,669	708	-	-	-	-	557,953	-	558,660
Conversion of Series A Preferred to common stock	3,045,000	3,045	(3,045,000)	(3,045)	-	-	-	-	-
Conversion of accrued dividends to common stock	38,138	38	-	-	-	-	28,565	-	28,604
Common stock issued for licensing agreement	1,000,000	1,000	-	-	-	-	799,000	-	800,000
Vesting of restricted stock units	72,500	73	-	-	-	-	(73)	-	-
Common stock issued for conversion of debt	3,669,806	3,670	-	-	-	-	2,014,484	-	2,018,154
Dividends declared on Series B Preferred Stock	-	-	-	-	-	-	-	(125,000)	(125,000)
Beneficial Conversion Feature	-	-	-	-	-	-	23,649	-	23,649
Stock based compensation	-	-	-	-	-	-	140,737	-	140,737
Net loss	-	-	-	-	-	-	-	(3,007,809)	(3,007,809)
Balance at September 30, 2025	32,954,679	$32,955	-	-	5,000,000	$5,000	$100,815,956	$(96,670,939)	$4,182,972

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Six Months Ended September 30, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	17,058,620	$17,059			$83,468,218	$(82,799,324)	$685,953
Common stock sold	1,889,434	1,889			1,320,711	-	1,322,600
Conversion of debt and interest to common stock	430,798	431			301,127	-	301,558
Stock issued for services	376,000	376			213,784	-	214,160
Stock-based compensation	-	-			352,295	-	352,295
Vesting of restricted stock units	150,000	150			(150)	-	-
Net loss	-	-			-	(2,047,063)	(2,047,063)
Balance at June 30, 2024	19,904,852	$19,905	-	$-	$85,655,985	$(84,846,387)	$829,503
Preferred stock sold	-	-	3,045,000	3,045	1,214,955	-	1,218,000
Stock issued for services	120,000	120	-	-	55,900	-	56,020
Common stock to be issued	330,000	330	-	-	131,670	-	132,000
Stock-based compensation	-	-	-	-	349,141	-	349,141
Vesting of restricted stock units	42,312	42	-	-	(42)	-	-
Net loss						(2,175,493)	(2,175,493)
Balance at September 30, 2024	20,397,164	$20,397	3,045,000	$3,045	$87,407,609	$(87,021,880)	$409,171

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(5,318,846)	$(4,222,556)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	832,594	701,436
Depreciation and amortization	241,533	66,540
Amortization of Right-of-Use asset	31,439	-
Unrealized loss on change in fair value of derivatives	320,404	-
Loss on disposal of fixed assets	149,125	-
Amortization of debt discount	936,552	-
Consulting and investor relations services paid in stock	55,420	315,088
Stock issued in lieu of compensation	-	132,000
Changes in Operating Assets and Liabilities
(Increase) in prepaid expenses and other current assets	(27,716)	(121,247)
(Increase) in accounts receivable	(82,300)	(115,011)
(Increase) decrease in inventory	(254,789)	17,961
(Decrease) increase in accounts payable and accrued expenses	(786,183)	92,127
Lease liabilities	(31,439)	-
Accrued interest on notes payable	105,997	2,900
Net Cash (Used In) Operating Activities	(3,828,209)	(3,130,762)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(12,929)	(18,598)
Payments received on disposal of equipment	4,874	-
Security deposits and other assets	14,660	-
Net Cash Provided by (Used in) Investing Activities	6,605	(18,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	-	1,322,600
Proceeds received from preferred stock subscription receivable	4,400,000	1,218,000
Proceeds from the issuance of convertible debentures	160,000	150,000
Proceeds from the exercise of warrants	140,000	-
Proceeds from the issuance of notes payable	12,000	500,000
Repayments of notes payable	(350,171)	(2,404)
Net Cash Provided by Financing Activities	4,361,829	3,188,196

Net Increase (Decrease) in Cash	540,225	38,836
Cash at Beginning of Period	227,689	87,403
Cash at End of Period	$767,914	$126,239

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$21,701	$5,084
Stock granted for consulting services	$-	$210,100
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
(Decrease) increase to operating lease right of use asset and operating lease liability	$(859,504)	$(105,876)
Vesting of restricted stock units	$155	$150
Stock issued for conversion of accounts payable	$6,000	$-
Dividends declared on Series B preferred stock	$153,603	$-
Convertible debentures and accrued interest converted to common stock	$2,018,154	$301,558
Stock issued for licensing agreement	$800,000	$-
Stock issued for conversion of accrued dividends	$28,604	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

September 30, 2025

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization and Description

PetVivo Holdings, Inc. was incorporated in Nevada under its former name in 2009 and entered its current business in 2014 through a stock exchange reverse merger with PetVivo, Inc., a Minnesota corporation. This merger resulted in PetVivo, Inc. becoming a wholly owned subsidiary of PetVivo Holdings, Inc. In April 2017, PetVivo Holdings, Inc. acquired another Minnesota corporation, Gel-Del Technologies, Inc., through a statutory merger, which is also a wholly-owned subsidiary of PetVivo Holdings, Inc. In April 2025, PetVivo Holdings, Inc. changed the name of its wholly-owned subsidiary PetVivo, Inc. to PetVivo Animal Health, Inc. to better reflect the industry in which PetVivo Holdings, Inc. sells its products

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment and/or management of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng® with OsteoCushion® Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. A portfolio of nineteen patents protects the Company’s biomaterials, products, production processes and methods of use. In February 2025, The Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP™ (Platelet-Rich Plasma) product for both canine and equine. Revenues are expected in fiscal year 2026. The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota.

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the six months ended September 30, 2025, are not necessarily indicative of results to be expected for the year ending March 31, 2026, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2025.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At September 30 , 2025, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable is carried at its contractual amounts, less an estimated allowance for credit losses. Management estimates the credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of September 30, 2025, and March 31, 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

(H) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. As of September 30, 2025 and March 31, 2025, the Company determined that no inventory reserve was required.

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

(K) Loss Per Share

The Company follows Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) 260 when reporting Loss Per Share resulting in the presentation of basic and diluted loss per share. Because the Company reported a net loss for the three and six months ended September 30, 2025 and 2024, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of September 30, 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI.

For the three months ended September 30, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $177,840, respectively. This represents 0% and 84% of total revenues for the three-month period ended September 30, 2025, and 2024, respectively.

For the six months ended September 30, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $231,192, respectively. This represents 0% and 68% of total revenues for the six months ended September 30, 2025, and 2024, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	September 30, 2025	March 31, 2025
Accounts receivable	$-	$-
Rebate liability	57,264	57,264
Distribution fee payable	2,299	2,299

The Company entered into a Distribution Services Agreement (the “Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 1% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of September 30, 2025, and March 31, 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales. In February 2025, the Company mutually terminated its non-exclusive distribution agreement with Covetrus.

For the three months ended September 30, 2025, and 2024, the Company did not recognize revenue from product sales under the Agreement. The Company did not have any Accounts Receivable from Covetrus at September 30, 2025, and March 31, 2025.

For the six months ended September 30, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $17,784, respectively. This represents 0% and 5% of total revenues for the six months ended September 30, 2025, and 2024, respectively.

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

For the three months ended September 30, 2025 and 2024, the Company recognized revenue from product sales to Vedco of $227,498 and $0, respectively. This represents 75% and 0% of total revenues for the three months ended September 30, 2025 and 2024, respectively.

For the six months ended September 30, 2025 and 2024, the Company recognized revenue from product sales to Vedco of $425,878 and $0, respectively. This represents 71% and 0% of total revenues for the six months ended September 30, 2025 and 2024, respectively.

Accounts receivable from Vedco was $124,969 and $0 at September 30, 2025, and March 31, 2025.

For the three and six months ended September 30, 2025 and 2024, the Company did not recognize any revenue from product sales to Clipper. There were no accounts receivable from Clipper at September 30, 2025 and March 31, 2025.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities approximate their fair value as of September 30, 2025 and March 31, 2025, due to the short-term nature of those items.

The fair value of the Company’s debt approximates its carrying value as of September 30, 2025 and March 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

NOTE 2 – INVENTORY

Inventory consists of the following at September 30, 2025, and March 31, 2025:

The inventory components are as follows:

	September 30, 2025	March 31, 2025
Finished Goods	$335,176	$21,782
Work in process	12,382	41,540
Raw materials	230,735	260,182
Total Net	$578,293	$323,504

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2025, the Company had $475,517 in prepaid expenses and other current assets consisting primarily of $113,000 of supplier advance, $225,000 in insurance costs, $59,000 in software subscription fees, $16,000 in investor relations, $30,000 in OTC markets and FINRA fees, and $26,000 in trade shows.

As of March 31, 2025, the Company had $447,801 in prepaid expenses and other current assets consisting primarily of $195,000 of supplier advance, $128,000 in insurance costs, $47,000 in investor relations services, $26,000 in rent, $24,000 in software subscription fees and $20,000 in Nasdaq and FINRA fees.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2025, and March 31, 2025:

	September 30, 2025	March 31, 2025
Leasehold improvements	$263,294	$424,041
Production equipment	619,229	708,150
R&D equipment	25,184	25,184
Computer equipment and furniture	155,306	155,305
Total, at cost	1,063,013	1,312,680
Accumulated depreciation	(580,128)	(545,806)
Total Net	$482,885	$766,874

Depreciation expense was $17,661 and $31,661 for the three months ended September 30, 2025 and 2024, respectively. Depreciation expense was $34,321 and $62,924 for the six months ended September 30, 2025 and 2024, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	September 30, 2025	March 31, 2025
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,874,575)	(3,872,474)
Total net	$21,624	$23,725

Amortization expense was $870 and $1,382 for the three months ended September 30, 2025 and 2024, respectively. Amortization expense was $2,100 and $3,616 for the six months ended September 30, 2025 and 2024, respectively. The Company currently has twelve (12) U.S. and foreign patents issued, with three (3) additional patent applications pending with the USPTO.

NOTE 6 –LICENSING AGREEMENTS

The components of licensing agreements, all of which are finite-lived, were as follows:

	September 30, 2025	March 31, 2025
License Agreements	$2,800,000	$2,000,000
Accumulated Amortization	(255,111)	(50,000)
Total net	$2,544,889	$1,950,000

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP™ (Platelet-Rich Plasma) for both canine and equine products. The exclusive licensing agreement is a five-year agreement whereby the Company paid an initial licensing fee of $2,000,000, which was paid in a combination of $500,000 cash, $1,000,000 in stock issuances and $500,000 in future contract payments. The Company paid $125,000 in contract payments in August 2025. Future contract payments included in accrued expenses as of September 30, 2025, and March 31, 2025 were $375,000 and $500,000, respectively. The licensing fee is amortized over sixty (60) months, the term of the agreement. The licensing agreement also has a nominal royalty fee payment between 3% to 4.5%, commencing in the seventh month of the licensing agreement. The royalty fee expense for the three months ended September 30, 2025, and 2024 was $2,060 and $0, respectively. The royalty fee expense for the six months ended September 30, 2025, and 2024 was $2,060 and $0, respectively. We also issued 250,000 warrants, with a strike place of $1.25 per share for a term of three years. The total warrant expense is fair valued at $46,030 to be amortized over thirty-six months. During the three months ended September 30, 2025 and 2024, warrant expense was $3,836 and $0, respectively. During the six months ended September 30, 2025 and 2024, warrant expense was $7,672 and $0, respectively.

During the three and six months ended September 30, 2025 and 2024 amortization expense was $100,000 and $0 and $200,000 and $0.

In September 2025, the Company signed an exclusive licensing agreement with Digital Landia Holding Corp to utilize their Artificial Intelligence (AI) under a B2B white-label model to target a bigger share of the veterinary industry within North America, the United Kingdom, and potentially other markets. The Company will market the software as its own brand and logo through exclusive Software-as-a-Service access rights. The exclusive licensing agreement is a ten year agreement whereby the Company paid an initial licensing fee of $800,000, which was paid in stock issuances. The fair value of the common stock issued as consideration was determined based on the quoted market price of the Company’s common stock on the measurement date. The licensing fee recorded as an intangible asset and is amortized over one-hundred twenty (120) months, the term of the agreement. The licensing agreement also has a royalty fee payment between 10% and 15%, commencing in the thirteenth month of the licensing agreement. No royalty expense was incurred for the three and six months ended September 30, 2025

Amortization expense was $5,111 and $0 for the three months ended September 30, 2025, and 2024, respectively. Amortization expense was $5,111 and $0 for the six months ended September 30, 2025, and 2024, respectively.

NOTE 7 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	September 30, 2025	March 31, 2025
Contract payable	$375,000	$500,000
Accrued payroll and related taxes	40,788	284,312
Accrued expenses	202,948	164,242
Total	$618,736	$948,554

NOTE 8 – NOTES PAYABLE AND ACCRUED INTEREST

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. The Company paid off the loan in its entirety in September 2025. At September 30, 2025, and March 31, 2025, the amount outstanding on the note was $0 and $13,244, respectively. At March 31, 2025, the Company classified $7,802 as a current liability and $5,442 in other liabilities.

On December 20, 2024, the Company entered into a promissory note for $100,000. The note accrued interest at a rate of 12% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 20th day of June 2025, with an amended maturity date of December 31, 2025. On March 3, 2025, the Company entered into another promissory note for an additional $200,000 with the same terms. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 3rd day of September 3, 2025. On July 15, 2025, the Company repaid in full $315,618 of the promissory note plus accrued interest of $15,618.

In May and June 2025, the Company entered into three separate promissory notes totaling $12,000. The notes accrued interest at a rate of 10% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the earlier of December 31, 2025 or the date the Company receives the remaining balance of the $5 million Series B Subscription. The Company repaid the three promissory notes plus accrued interest of $293 for a total of $12,293 on July 14, 2025.

As of September 30, 2025, total non-convertible notes payable, including accrued interest, were $0. As of March 31, 2025, the balance totaled $318,307, consisting of $312,865 classified as current and $5,442 classified as long-term liabilities within other liabilities.

For the three months ended September 30, 2025 and 2024, interest expense on non-convertible notes payable totaled $1,946 and $0, respectively. For the six months ended September 30, 2025 and 2024, interest expense totaled $11,220 and $0, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE and ACCRUED INTEREST

From September 9, 2024 through March 31, 2025, the Company borrowed $1,623,377 in convertible promissory notes. On June 10, 2025, the Company entered into an additional promissory note for $160,000 at a rate of 10% per annum and a maturity date of December 31, 2025. This note included the issuance of 75,000 warrants, with a two-year term and a strike price of $0.75 per share. The warrants were valued at $23,649 using the Black-Scholes option pricing model on the grant date. The fair value is required to be recorded as a debt discount and amortized to interest expense over the term of the note. The Company did not record the debt discount and related amortization in the three months ended June 30, 2025, as the amounts were not considered material. The Company recorded the debt discount of $23,649 and recognized the related amortization expense of $16,815 in the three month period ending September 30, 2025.

On September 30, 2025, the Company issued 3,669,806 shares of common stock, with a fair value of $2,018,154, for conversion of the convertible notes in the amount of $1,850,000 and accrued interest of $168,154.

On September 30, 2025, the Company repaid a $25,000 convertible promissory note, dated December 20, 2024, and accrued interest of $2,334.

Interest expense on these convertible notes payable for the three months ended September 30, 2025 and 2024 is $69,622 and $1,342, respectively. Interest expense for the six months ended September 30, 2025 and 2024 is $113,467 and $2,736, respectively.

June 30, 2025 Amendment to Convertible Notes and Extinguishment Accounting

On June 30, 2025, the Company and the noteholders entered into an amendment to fix the Conversion Price at $0.50 per share, eliminate the variable pricing feature, and change all maturity dates to September 30, 2025. As a result of the amendment, the conversion feature no longer required derivative liability accounting under ASC 815 and instead met the criteria for equity classification under ASC 470-20, Debt with Conversion and Other Options.

The Company evaluated the amendment under ASC 470-50, Modifications and Extinguishments, and concluded that the amendment represented a substantial modification due to the reclassification of the conversion feature from a liability to equity and the resulting change in economic substance. Accordingly, the Company accounted for the amendment as an extinguishment of the existing notes and the issuance of new convertible notes.

Prior to extinguishment, the derivative liability was remeasured to its fair value at June 30, 2025 of $768,493, resulting in a loss of $320,404, which was recognized in other income (expense), net. Upon extinguishment, the derivative liability of $768,493 was reclassified to additional paid-in capital.

The new debt instrument issued upon extinguishment was recorded at its estimated fair value of $1,215,000. The Company recognized a beneficial conversion feature (“BCF”) of $763,259, calculated as the intrinsic value of the fixed conversion option on the commitment date (based on the excess of the Company’s closing stock price of $0.80 over the fixed conversion price of $0.50, multiplied by the number of shares issuable upon conversion). The BCF was recorded as a debt discount with a corresponding increase to additional paid-in capital. The debt discount is being amortized using the effective interest method.

The accounting impact of the amendment is summarized as follows, as of June 30, 2025:

Description	Amount
Carrying amount of extinguished debt	$1,215,000
Fair value of new debt issued	$1,215,000
Fair value of derivative reclassified to equity	$768,493
Beneficial conversion feature recorded as debt discount	$763,259

As of September 30, 2025, the beneficial conversion feature recorded as debt discount on the convertible notes and related warrants were fully amortized during the period, as the notes matured and were converted on September 30, 2025. For the three and six months ending September 30, 2025, the amortization of debt discount expense was $107,034 and $936,552.

Convertible Notes Issued with Warrants

On February 14, 2025, a total of 250,000 warrants were issued for two Notes totaling $500,000. The warrants have a three year term with an exercise strike price of $0.90 per share. The warrants were evaluated under ASC 480 and ASC 815 and determined to be equity-classified instruments. The fair value of the warrants at inception was recorded at a discount to the carrying value of the associated notes and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value at issuance was estimated using the binomial option pricing model with the following inputs: closing stock price of $0.74, strike price of $0.90, 3-year term, volatility rate of 113.7%, risk-free rate of 4.26%, and dividend yield of zero. The fair value of the warrants at inception was $98,684 and is being amortized over thirty-six months, until September 30, 2025 when the convertible notes were all converted whereby the remaining balance of the debt discount for the warrants of $90,219 was fully amortized. Interest expense related to the amortization of the debt discounts associated with warrants was $107,034 and $0 for the three months ended September 30, 2025 and 2024, respectively. Interest expense related to the amortization of the debt discounts associated with warrants was $117,280 and $0 for the six months ended September 30, 2025 and 2024, respectively.

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

NOTE 10 – RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended September 30, 2025, and 2024, the Company made contributions to the plan of $17,796 and $12,773, respectively. For the six months ended September 30, 2025, and 2024, the Company made contributions to the plan of $33,675 and $25,463, respectively.

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

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of September 30, 2025, and March 31, 2025, was $2,386.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of September 30, 2025, and March 31, 2025, was $2,879.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of September 30, 2025, and March 31, 2025, was $8,631.

Lease Termination

The Company terminated its ten-year lease agreement on the 14,073 square foot production and warehouse space effective June 30, 2025. As consideration for the early termination of the lease, the Company paid the Landlord the unamortized portion of lease commissions, unamortized rent abatement, legal fees, termination fee, management fee and unamortized tenant improvements. In addition, the Company was responsible for paying all costs to release a mechanical lien attached to the property, including the costs related to the lien along with all legal fees and other costs incurred by the landlord. The Company also paid a fee equal to six months of base rent, common area maintenance, and real estate taxes for the unrented office area consisting of 3,794 rentable square feet as part of the termination of the lease. Total fees incurred for the termination of the lease for the six months ended September 30, 2025 and 2024 were $314,768 and $0, respectively.

Vehicles and Other Operating Leases

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

Operating vehicle lease expense for the six months ended September 30, 2025, and 2024, was $0 and $25,395, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of September 30, 2025:

2026	$244,731
2027	55,102
Total	$299,833
Less: amount representing interest	(213,515)
Total	$86,318

In compliance with ASC 842, the Company recognized, based on the extended lease terms to June 2026, November 7, 2026, and March 2027, a treasury rate of 0.12%, 0.40%, and 4.39%, respectively, an operating lease right-of-use assets for approximately $86,318 and corresponding and equal operating lease liabilities for the leases. As of September 30, 2025, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate are approximately 4.2 years and 1.92%, respectively, are as follows:

Present value of future base rent lease payments	$86,318
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$86,318

As of September 30, 2025, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$86,318
Total operating lease assets	86,318

Operating lease current liability	63,715
Operating lease other liability	22,603
Total operating lease liabilities	$86,318

Employment Agreements

The Company has employment agreements with its executive officers. As of September 30, 2025, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

NOTE 12 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss $5,318,846 for the six months ended September 30, 2025, had net cash used in operating activities of $3,828,209 for the same period, and has an accumulated deficit of $96,670,939 on September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

NOTE 13 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030. The number of shares available to grant under the Plan was 1,134,235 at September 30, 2025.

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

Series B Preferred Stock is entitled to receive a specific dividend in an annual amount equal to Ten Percent (10%) of the total amount paid to secure the Series B Convertible Preferred Stock. The dividend shall be paid to the holder by the Company in quarterly payments of Common Stock. The amount of shares pursuant to the dividend shall be calculated by dividing the total quarterly dividend payment by the greater of i) the volume weighted average price of the common stock for the prior trading ten (10) day period from the date the quarterly dividend is owed, or ii) fifty cents ($0.50). Also, non-cumulative dividends may be paid when, and if declared by the Company’s board of directors. Total dividends declared at September 30, 2025 and March 31, 2025 were $153,603 and $0, respectively.

Common Stock

During the six months ended September 30, 2025, the Company issued 8,773,142 shares of common stock as follows:

i)	60,000 shares, in aggregate, 20,000 equally in April, May and June 2025 to service providers for consulting services fair valued based on the market price on the date of grant of $40,420. The Company expensed these shares on a monthly basis through June 30, 2025.
ii)	82,657 shares related to vesting of restricted stock units (“RSUs”), vesting in April and June 2025.
iii)	8,000 shares in June 2025 in connection with the conversion of an outstanding accounts payable balance of $6,000
iv)	70,000 shares in June 2025 in connection with the exercise of a warrant in exchange for proceeds of $140,000 at a price of $2.00 per share.
v)	19,372 shares in July 2025 to a service provider for advisory services fair valued on the date of grant of $15,000 and expensed for the period ending June 30, 2025.
vi)	707,669 shares to employees in July and September 2025 for performance services valued at market on the date of grant of $558,660 and expensed for the period ending September 30, 2025.
vii)	3,045,000 shares in July 2025 for conversion of Series A Preferred Stock on a share-for-share basis.
viii)	38,138 shares in September 2025 for conversion of accrued dividends on Series B Preferred Stock valued at $28,604.
ix)	1,000,000 shares in September 2025 for purchase of an exclusive licensing agreement valued at $800,000.
x)	72,500 shares related to vesting of restricted stock units (“RSUs”), vesting in July and September 2025.
xi)	3,669,806 shares on September 30, 2025, with a fair value of $2,018,154, for the conversion of $1,850,000 in convertible notes plus accrued interest of $168,154.

Time-Based Restricted Stock Units

The Company has granted time-based restricted stock units to certain participants under the 2020 Plan that are stock settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense for time-based restricted stock units was $42,500 and $91,149 for the three months ended September 30, 2025, and 2024, respectively and $93,409 and $227,724 for the six months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, there was approximately $18,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of four months.

Time-based restricted stock unit activity for the six months ended September 30, 2025 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2025	205,314	0.58	$4,106
Vested	(165,314)	0.59
Cancelled	-	-
Balance at September 30, 2025	40,000	$0.55	$22,000

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock, which was $1.10 per share on September 30, 2025 and $.60 per share on March 31, 2025.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of three to seven years. Stock-based compensation expense for stock options was $5,508 and $148,614 for the three months ended September 30, 2025, and 2024, respectively and $13,772 and $321,939 for the six months ended September 30, 2025, and 2024, respectively. As of September 30, 2025, there were no unrecognized stock option expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. Annually, the Company makes predictive assumptions regarding future stock price volatility, dividend yield, expected term, and forfeiture rate. The dividend yield assumption is based on expected annual dividend yield on a grant date. To date, no dividends on common stock have been paid by the Company. Expected volatility for grants is based on historical volatility over a similar period as the expected term . The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. The Company uses the “simplified method” to estimate the expected term of the stock option grants. This approach is used because the Company does not have sufficient historical exercise data to develop a reasonable estimate of expected term.

No stock options were granted during the six months ended September 30, 2025.

Stock option activity for the six months ended September 30, 2025 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Balance at March 31, 2025	157,954	0.86	2.1 years	$-
Granted	-	-
Cancelled	-	-
Balance at September 30, 2025	157,954	$0.86	1.85 years	$37,909

Options exercisable at September 30, 2025	157,954

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.10 for the Company’s common stock on September 30, 2025 and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025.

The following summarizes additional information about the stock options:

Six Months Ended
September 30, 2025
Number of:
Non-vested options, beginning of period	35,954
Non -vested options, end of period	-
Vested options, end of period	157,954

Six Months Ended
September 30, 2025
Weighted-average grant date fair value of:
Non-vested options, beginning of period	$0.80
Non-vested options, end of period	$-
Vested options, end of period	$0.86
Forfeited options, during the period	$-

Warrants

During the six months ended September 30, 2025, the Company issued warrants to purchase an aggregate of 470,000 shares of common stock in connection with consulting agreements with a fair value of $147,483. The fair value of the warrants were expensed as $1,623 and $11,671 for the three months and six months ending September 30, 2025 respectively. These warrants have terms between 2 years and 3 years. The exercise strike price ranges from $0.75 to $1.00 per share.

The fair value of the warrants was determine using the Black-Scholes valuation model based on the following assumptions:

Six Months Ended
September 30, 2025
Stock price on valuation date	$0.70 – $0.95
Exercise price	$0.75 - $1.00
Term (years)	2.0 – 3.0
Volatility	107.7% – 119.3%
Risk-free rate	3.61% - 3.75%

A summary of warrant activity for six months ended September 30, 2025 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercisable Price	Aggregate Intrinsic Value (1)

Outstanding, March 31, 2025	14,632,859	2.40	2.1	2.40	-
Granted and issued	470,000	0.83	2.83	0.83
Exercised	(70,000)	2.00	-	2.00
Expired	(58,778)	-	-	-
Outstanding, September 30, 2025	14,974,081	$2.33	1.58	$2.33	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing price of the Company’s common stock, which was $1.10 per share on September 30, 2025 and $.60 per share on March 31, 2025.

Stock-based compensation expense related to warrants was $92,728 and $109,378 for the three months ended September 30, 2025 and 2024, respectively, and $166,752 and $151,773 for the six months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, unrecognized warrant expense totaled $815,049, which is expected to be recognized on a quarterly basis over the remaining 26-month vesting period.

NOTE 14 – SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The segment is animal health products. As the Company has one reportable segment, sales and marketing, research and development, including clinical trial expenses and general and administrative expenses are equal to consolidated results. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Financial Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to animal health. The CODM reviews financial budgets and actual results to assess performance and allocate resources, and makes strategic decisions related to headcount and other expenditures on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on operating income (loss) when deciding where and when to make expenditures.

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

NET REVENUE	$303,284	$200,720	$600,784	$324,470
Cost of Sales	83,226	21,162	194,000	34,156
Gross Profit	220,058	179,558	406,784	290,314
OPERATING EXPENSES
Sales and marketing	787,262	620,307	1,408,974	1,154,720
Research and development	261,433	465,174	601,946	852,689
General and administrative	1,236,730	1,267,117	2,305,548	2,500,378
Total operating expenses	2,285,425	2,352,598	4,316,468	4,507,787
NET OPERATING LOSS	$(2,065,367)	$(2,173,040)	$(3,909,684)	$(4,217,473)

NOTE 15 – SUBSEQUENT EVENTS

In October, 2025, the Company issued an aggregate of 400,951 shares of restricted common stock for advisory and employee compensation, board compensation and accrued dividends for Series B Preferred shareholders, fair valued at $491,324 with stock prices ranging from $1.19 through $1.46.

In October, 2025, the Company issued an aggregate of 225,000 shares of restricted common stock related to a warrant exercise valued at $0.50 to $0.75 per share for total cash proceeds of $131,250.

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

Our initial product, Spryng®, is a veterinary medical device designed to help reinforce and/or augment articular cartilage tissue for the management of lameness and other joint related afflictions, such as osteoarthritis, in horses and companion animals. Spryng® is an intra-articular injectable product of biocompatible and insoluble particles that are slippery, wet-permeable, durable, and resilient to enhance the force cushioning function of the synovial fluid and cartilage. The particles mimic natural cartilage in composition, structure, and hydration. Multiple joints can be treated simultaneously. Our particles are comprised of collagen, elastin, and heparin, similar components found in natural cartilage. These particles show an effectiveness in reinforcing and/or augment the cartilage, which enhances the functionality of the joint (e.g. provide cushion or shock-absorbing features to the joint and to provide joint lubricity).

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

We commenced sales of Spryng® in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng® in the United States through our distribution relationship with MWI Veterinary Supply Co. (“Distributor” or “MWI”), Vedco, Inc. and the use of sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of Spryng®.

VetStem, Inc.

On February 14, 2025, the “Company” and VetStem, Inc. (“VetStem”) entered into an Exclusive License and Supply Agreement pursuant to which VetStem will license to us, on an exclusive basis, the right to sell, have sold, offer for sale and import Therapeutic Compositions and Products involving PrecisePRP™ equine and PrecisePRP™ canine. Exclusivity shall be maintained as long as the mutually agreed upon annual minimum purchases of Products are made during the first five years of the Agreement, with an option to extend exclusivity upon the mutual agreement of the Parties.

VetStem, Inc. is a veterinarian-led company established in 2002 to bring regenerative medicine to the veterinary profession. Based near San Diego, California, this privately held biopharmaceutical enterprise offers veterinarians a range of regenerative modalities, including autologous stem cell processing from patients’ own fat tissue. With over 15 years of expertise and thousands of treatments for joint, tendon, and ligament issues, VetStem has made regenerative medicine a therapeutic reality. The VetStem team is dedicated to developing clinically practical and affordable solutions that harness the natural restorative abilities of living organisms. In addition to its own patents, VetStem holds exclusive global veterinary licenses to a significant portfolio of patents in regenerative medicine and is in the late stages of approval of additional regenerative medicine solutions for the veterinarian.

PrecisePRP™ is a first-in-class off-the-shelf platelet-rich plasma (PRP) product designed for use by veterinarians. It is a leucoreduced, allogeneic, pooled, freeze-dried PRP intended to provide a species-specific source of concentrated platelets in plasma for intra-articular administration in dogs and horses. Unlike any PRP mechanical kits currently on the market. PrecisePRP™ does not require a blood draw or centrifugation making it a truly off-the-shelf product that is easy and convenient. Perhaps more important is the uniformity and consistency that PrecisePRP™ guarantees. Each vial of PrecisePRP™ contains a consistent dose of 4 billion platelets per vial at a concentration of 500,000 platelets per microliter and is leucoreduced with less than 1,500 white blood cells per microliter.

To significantly minimize safety risks, all dog and horse donors are screened according to the FDA CVM Guidance 254. Along with infectious disease screening, donors are tested for blood type and plasma antibody to red blood cells, providing a low risk of transfusion reaction. At the request of the FDA, two randomized placebo-controlled safety studies were conducted in dogs and horses. There were no treatment-related adverse events reported in dogs or horses after treatment with PrecisePRP™.

“This is a game changer for veterinarians and their ability to treat their patients with PRP”, said Mike Eldred, PetVivo Board Member. “This innovative, and FDA reviewed product, will be a great addition to Spryng® with OsteoCushion® technology, and supports our strategy to be the leader in veterinary medical devices and regenerative medicine.”

Distributors

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

Spryng® is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules, and pre-market approval is not required by the FDA. Spryng® completed a safety and efficacy study in rabbits in 2007. Since that time, more than 2,000 horses and dogs have been treated with Spryng®. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. We expect this university clinical study to be completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began two canine clinical studies with Ethos Veterinary Health, the first beginning in May of 2022 with anticipated completion in October 2023, and the second beginning in June of 2023 with an expected completion in October 2024. We anticipate that these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

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

RESULTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2025	2024	2025	2024

Revenues	$303,284	$200,720	$600,784	$324,470

Cost of Sales	83,226	21,162	194,000	34,156

Operating Expenses	2,285,425	2,352,598	4,316,468	4,507,787

Other (Expense) Income	(942,442)	(2,453)	(1,409,162)	(5,083)

Net Loss	$(3,007,809)	$(2,175,493)	$(5,318,846)	$(4,222,556)

Net loss per share - basic and diluted	$(0.11)	$(0.11)	$(0.20)	$(0.22)

For The Three Months Ended September 30, 2025, Compared to The Three Months Ended September 30, 2024

Total Revenues. Revenues were $303,284 and $200,720 for the three months ended September 30, 2025 and 2024, respectively. Revenues in the three months ended September 30, 2025, consist of sales of our Spryng® products of $186,902 and PrecisePRP™ products of $116,382. Revenues in the three months ended September 30, 2024, consisted of sales entirely of our Spryng® products of $200,720. The increase in our revenues in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is due to sales of PrecisePRP™ products, pursuant to our exclusive licensing agreement with VetStem.

Cost of Sales. Cost of sales were $83,226 and $21,162 for the three months ended September 30, 2025 and 2024, respectively. Cost of sales includes product costs and labor and overhead related to the sale of our Spryng® products and product costs related to the sale of PrecisePRP™ products. The increase in our cost of sales in the three months ended September 30, 2025, compared to the three months ended September 30, 2024, is due to sales of PrecisePRP™ products.

Operating Expenses. Operating expenses were $2,285,425 and $2,352,598 for the three months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and research and development (“R&D”) expenses.

General and administrative (“G&A”) expenses were $1,236,730 and $1,267,117 for the three months ended September 30, 2025 and 2024, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $787,262 and $620,307 for the three months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng® and the PrecisePRP™ products.

Research and development (“R&D”) expenses were $261,433 and $465,174 for the three months ended September 30, 2025 and 2024, respectively. The decrease was primarily related to decreased clinical studies due to tight cash flow constraints.

Operating Loss. As a result of the foregoing, our operating loss was $2,065,367 and $2,173,040 for the three months ended September 30, 2025 and 2024, respectively. The decrease was related to cost-cutting initiatives in general and administrative and research and development expenses.

Other Income (Expense). Other income (expense) was ($942,442) for the three months ended September 30, 2025 compared to other expense of ($2,453) for the three months ended September 30, 2024. Other income (expense) in 2025 consisted of unrealized loss on change in derivative liabilities, amortization of debt discount and interest expense. Other income (expense) in 2024 consisted of interest expense.

Net Loss. Our net loss for the three months ended September 30, 2025 was $3,007,809 or ($0.11) per share as compared to a net loss of $2,175,493 or ($0.11) per share for the three months ended September 30, 2024. The increase was primarily related to the loss on change in derivative liabilities and amortization of debt discount. The weighted average number of shares outstanding was 27,579,136 compared to 20,099,095 for the three months ended September 30, 2025 and 2024, respectively.

For The Six Months Ended September 30, 2025, Compared to The Six Months Ended September 30, 2024

Total Revenues. Revenues were $600,784 and $324,470 for the six months ended September 30, 2025 and 2024, respectively. Revenues for the six months ended September 30, 2025, consist of sales of our Spryng® products of $335,145 and PrecisePRP™ products of $265,639. Revenues in the six months ended September 30, 2024, consisted of sales entirely of our Spryng® products of $324,470. The increase in our revenues in the six months ended September 30, 2025, compared to the six months ended September 30, 2024, is due to sales of PrecisePRP™ products, pursuant to our exclusive licensing agreement with VetStem.

Cost of Sales. Cost of sales were $194,000 and $34,156 for the six months ended September 30, 2025 and 2024, respectively. Cost of sales includes product costs and labor and overhead related to the sale of our Spryng® products and product costs related to the sale of PrecisePRP™ products. The increase in our cost of sales for the six months ended September 30, 2025, compared to the six months ended September 30, 2024, is due to sales of PrecisePRP™ products.

Operating Expenses. Operating expenses were $4,316,468 and $4,507,787 for the six months ended September 30, 2025 and 2024, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and sales and marketing expenses related to the sale of our Spryng® products.

General and administrative (“G&A”) expenses were $2,305,548 and $2,500,378 for the six months ended September 30, 2025 and 2024, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $1,408,974 and $1,154,720 for the six months ended September 30, 2025 and 2024, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the sales of our Spryng® and PrecisePRP™ products.

Research and development (“R&D”) expenses were $601,946 and $852,689 for the six months ended September 30, 2025 and 2024, respectively. The decrease was primarily related to decreased clinical studies due to tight cash flow constraints.

Operating Loss. As a result of the foregoing, our operating loss was $3,909,684 and $4,217,473 for the six months ended September 30, 2025 and 2024, respectively. The decrease was related to cost-cutting initiatives in general and administrative and research and development (“R&D”) expenses.

Other Income (Expense). Other expense was ($1,409,162) and $5,083 for the six months ended September 30, 2025 and 2024, respectively. Other income (expense) in 2025 consisted of unrealized loss on change in derivative liabilities, loss on disposal of assets, amortization of debt discount and interest expense. Other income (expense) in 2024 consisted of interest expense.

Net Loss. Our net loss for the six months ended September 30, 2025 was $5,318,846 or ($0.20) per share as compared to a net loss of $4,222,556 or ($0.22) per share for the six months ended September 30, 2024. The increase was related to the unrealized loss on change in derivative liabilities, loss on disposal of assets, amortization of debt discount and interest expense. The weighted average number of shares outstanding was 25,949,915 compared to 19,395,401 for the six months ended September 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2025, our current assets were $2,109,723, including $767,914 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,052,694 including $988,979 of accounts payable and accrued expenses. Our working capital as of September 30, 2025 was $1,057,029.

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

Net Cash Used in Operating Activities – We used $3,828,209 of net cash in operating activities for the six months ended September 30, 2025. This cash used in operating activities was primarily attributable to our net loss of $5,318,846 and a decrease of accounts payable and accrued expenses of $786,183, along with the increased PrecisePRP™ production and inventory ramp-up.

Net Cash Used in Investing Activities – During the six months ended September 30, 2025, net cash used in investing activities was $6,605. This cash used in investing activities was primarily attributable to the purchase of equipment.

Net Cash Provided by Financing Activities – During the six months ended September 30, 2025, net cash provided by financing activities of $4,361,829 consisted of proceeds of Series B preferred stock receivable of $4,400,000, proceeds from the issuance of convertible debentures of $160,000 and proceeds from the exercise of a warrant of $140,000.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2025, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our September 30, 2025 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital at September 30, 2025, was $1,057,029. As a result of our private placement offering with proceeds of $5,000,000 from the sale of Series B convertible preferred stock, we believe the proceeds from this private placement offering are sufficient to fund operations until December 31, 2025 (see Liquidity and Capital Resources above).

We have continued to realize losses from operations. We will need to raise additional capital in the future to support our efforts to commercialize Spryng® and PrecisePRP™ products and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

Not required

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15€ and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation our CEO and CFO concluded that as of September 30, 2025, our disclosure controls and procedures were not effective due to previously disclosed material weaknesses in internal control over financial reporting. These material weaknesses, which were disclosed in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2025, relate to the design and operation of controls over the accounting for modifications of convertible notes, measurement of beneficial conversion features, warrant debt discounts, and derivative liabilities.

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

Changes in internal control over financial reporting.

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our assessment, our management concluded that as of September 30, 2025, our internal control over financial reporting was not effective.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business, the resolution of which we do not anticipate would have, individually or in the aggregate, a material adverse effect on our business, financial condition, or results of operations.

Refer to Note 11 Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements set forth in Part I, Item 1 Financial Statements of this Quarterly Report, for further information regarding legal contingencies.

ITEM 1A. RISK FACTORS

Our business, financial condition, results of operations, and stock price could be materially and adversely affected by a U.S. federal government shutdown or a sustained period of economic disruption.

The government shutdown could impact our business in several ways, including, but not limited to the following:

○	Reduced Spending: The shutdown may lead to reduced government activity and decreased discretionary spending, which could negatively affect the market for our products and services, particularly if the shutdown is prolonged.
○	Supply Chain Disruptions: We may experience disruptions in our supply chain if federal agencies that are critical to the import or export of our goods are affected by the shutdown.
○	Limited Access to Capital Markets: An extended SEC shutdown could impact our access to capital markets. While the EDGAR system remains operational, the SEC will not be able to review or accelerate registration statements during a shutdown, which could create challenges if we need to raise capital.
○	Reduced Consumer Confidence: Uncertainty created by a government shutdown can lead to a decrease in consumer and business confidence, which could negatively impact our financial performance.
○	Impact on Economic Data: The delay in the publication of official economic data, such as employment and inflation reports, could create market uncertainty and potentially impact Federal Reserve decisions on interest rates, which may further affect our business.

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

In July 2025, the Company issued 52,500 shares of common stock upon the vesting of restricted stock units issued to 6 board members.

In July 2025, the Company issued 19,372 shares to a service provider for consulting services valued at market on the date of grant of $15,000.

In July and September 2025, the Company issued 707,669 shares of common stock to various employees for performance services valued at market on the date of grant of $558,660.

In July 2025, the Company issued 3,045,000 shares of common stock for conversion of Series A Preferred Stock.

In September 2025, the Company issued 38,138 shares of common stock for conversion of accrued dividends on Series B Preferred Stock valued at $28,604.

In September 2025, the Company issued 1,000,000 shares of common stock for purchase of exclusive licensing agreement valued at $800,000.

In September 2025, the Company issued 20,000 shares of common stock upon the vesting of restricted stock units issued to an employee.

In September 2025, the Company issued 3,669,806 shares of common stock for the conversion of $1,850,000 in convertible notes plus accrued interest of $168,154 for a total value of $2,018,154.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement dated April 17, 2023 between PetVivo Holding Company, Inc. and investors (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

10.2	Finder’s Fee Agreement dated March 28, 2023, between PetVivo Holdings, Inc. and Bancroft Capital, LLC (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 18, 2023).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2022.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2025	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

November 14, 2025	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

