Form 10-Q
period 2025-12-31
PetVivo Holdings, Inc.
filed 2026-02-17
CIK 1512922

U.S. SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 17, 2026
Common Stock, $0.001	35,017,419

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED December 31, 2025

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

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	December 31, 2025	March 31, 2025

Assets:
Current Assets
Cash	$18,164	$227,689
Accounts receivable, net of allowance for credit losses	29,862	60,573
Subscriptions and warrant exercise receivable (Note 15)	202,500	4,400,000
Inventory (Note 3)	605,390	323,504
Investments	150,000	150,000
Prepaid expenses and other assets (Note 4)	377,362	447,801
Total Current Assets	1,383,278	5,609,567

Property and Equipment, net (Note 5)	463,630	766,874

Other Assets:
Operating lease right-of-use	70,560	961,539
Patents and trademarks, net (Note 6)	20,967	23,725
Licensing Agreements, net (Note 7)	2,424,889	1,950,000
Security deposit	12,830	27,490
Total Other Assets	2,529,246	2,962,754
Total Assets	$4,376,154	$9,339,195

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$385,641	$821,081
Accrued expenses (Note 8)	541,203	948,554
Operating lease liabilities – current portion	61,577	163,834
Notes payable and accrued interest – current portion (Note 9)	-	312,865
Convertible notes payable and accrued interest, net of debt discount of $0 and $149,644 (Note 10)	-	1,622,377
Derivative liabilities	-	448,089
Total Current Liabilities	988,421	4,316,800
Other Liabilities
Operating lease liabilities (net of current portion)	8,983	797,705
Notes payable and accrued interest (net of current portion) (Note 10)	-	5,442
Total Other Liabilities	8,983	803,147
Total Liabilities	997,404	5,119,947

Commitments and Contingencies (see Note 12)

Stockholders’ Equity: (Note 13)
Preferred Stock, par value $0.001, 20,000,000 shares authorized:
Series A Preferred stock: 0 and 3,045,000 shares issued and outstanding at December 31, 2025 and March 31, 2025	-	3,045
Series B Preferred stock: 5,000,000 shares issued and outstanding at December 31, 2025 and March 31, 2025	5,000	5,000
Common Stock, par value $0.001, 250,000,000 shares authorized, 34,450,942, and 24,181,537 issued and outstanding at December 31, 2025 and March 31, 2025, respectively	34,451	24,182
Additional Paid-In Capital	102,326,693	95,385,511
Accumulated Deficit	(98,987,394)	(91,198,490)
Total Stockholders’ Equity	3,378,750	4,219,248
Total Liabilities and Stockholders’ Equity	$4,376,154	$9,339,195

See the accompanying notes to the condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenues	$286,108	$583,313	$886,892	$907,783

Cost of Sales	141,396	61,497	335,396	95,653
Gross Profit	144,712	521,816	551,496	812,130

Operating Expenses:

Sales and Marketing	760,770	723,461	2,169,745	1,878,180
Research and Development	322,991	371,953	924,937	1,224,642
General and Administrative	1,252,406	1,184,807	3,557,953	3,685,186

Total Operating Expenses	2,336,167	2,280,221	6,652,635	6,788,008

Operating Loss	(2,191,455)	(1,758,405)	(6,101,139)	(5,975,878)

Other (Expense) Income
Loss on Disposal of Assets	-	-	(149,125)	-
Unrealized Loss on Change in Derivative Liabilities	-	-	(320,404)	-
Other Income	-	25,745	111,518	25,745
Interest Income	-	-	13,099	-
Interest Expense	-	(24,378)	(1,064,250)	(29,461)

Total Other Income (Expense)	-	1,367	(1,409,162)	(3,716)

Loss before taxes	(2,191,455)	(1,757,038)	(7,510,301)	(5,979,594)

Income Tax Provision	-	-	-	-

Net Loss	(2,191,455)	(1,757,038)	(7,510,301)	(5,979,594)
Less: Series B Preferred Stock Dividends	(125,000)	-	(278,603)	-
Net Loss Available to Common Stockholders	$(2,316,455)	$(1,757,038)	$(7,788,904)	$(5,979,594)

Net Loss Per Share:
Basic and Diluted	$(0.07)	$(0.09)	$(0.27)	$(0.30)

Weighted Average Common Shares Outstanding:
Basic and Diluted	33,674,322	20,632,921	28,534,080	19,786,608

See the accompanying notes to the condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended December 31, 2025

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	5,000,000	$5,000	$95,385,511	$(91,198,490)	$4,219,248
Common stock issued for services	60,000	60	-	-	-	-	40,360	-	40,420
Common stock issued for conversion of A/P	8,000	8	-	-	-	-	5,992		6,000
Warrant exercise	70,000	70	-	-	-	-	139,930	-	140,000
Stock based compensation	-	-	-	-	-	-	133,197	-	133,197
Vesting of restricted stock units	82,657	82	-	-	-	-	(82)	-	-
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(28,603)	(28,603)
Beneficial Conversion Feature	-	-	-	-	-	-	763,259	-	763,259
Reclass. of fair value of derivative liability	-	-	-	-	-	-	768,493	-	768,493
Net loss	-	-	-	-	-	-	-	(2,311,037)	(2,311,037)
Balance at June 30, 2025	24,402,194	$24,402	3,045,000	$3,045	5,000,000	$5,000	$97,236,660	$(93,538,130)	$3,730,977
Common stock issued for services	19,372	19	-	-	-	-	14,981	-	15,000
Common stock issued to employees for compensation	707,669	708	-	-	-	-	557,953	-	558,660
Conversion of Series A Preferred to common stock	3,045,000	3,045	(3,045,000)	(3,045)	-	-	-	-	-
Conversion of accrued dividends to common stock	38,138	38	-	-	-	-	28,565	-	28,604
Common stock issued for licensing agreement	1,000,000	1,000	-	-	-	-	799,000	-	800,000
Vesting of restricted stock units	72,500	73	-	-	-	-	(73)	-	-
Common stock issued for conversion of debt	3,669,806	3,670	-	-	-	-	2,014,484	-	2,018,154
Dividends declared on Series B Preferred Stock	-	-	-	-	-	-	-	(125,000)	(125,000)
Beneficial Conversion Feature	-	-	-	-	-	-	23,649	-	23,649
Stock based compensation	-	-	-	-	-	-	140,737	-	140,737
Net loss	-	-	-	-	-	-	-	(3,007,809)	(3,007,809)
Balance at September 30, 2025	32,954,679	$32,955	-	-	5,000,000	$5,000	$100,815,956	$(96,670,939)	$4,182,972
Common stock issued for services	89,935	90	-	-	-	-	106,934	-	107,024
Common stock issued to employees for compensation	411,286	411	-	-	-	-	480,483	-	480,894
Conversion of accrued dividends to common stock	105,042	105	-	-	-	-	124,895	-	125,000
Common stock issued for exercise of warrants	870,000	870	-	-	-	-	710,880	-	711,750
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(125,000)	(125,000)
Vesting of restricted stock units	20,000	20	-	-	-	-	(20)	-	-
Stock based compensation	-	-	-	-	-	-	87,565	-	87,565
Net loss	-	-	-	-	-	-	-	(2,191,455)	(2,191,455)
Balance at December 31, 2025	34,450,942	$34,451	-	-	5,000,000	$5,000	$102,326,693	$(98,987,394)	$3,378,750

See the accompanying notes to the condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three and Nine Months Ended December 31, 2024

	Common Stock		Preferred Stock		Additional Paid-in	Accumulated	Common Stock to
	Shares	Amount	Shares	Amount	Capital	Deficit	be Issued	Total
Balance at March 31, 2024	17,058,620	$17,059			$83,468,218	$(82,799,324)	$-	$685,953
Common stock sold	1,889,434	1,889			1,320,711	-	-	1,322,600
Conversion of debt and interest to common stock	430,798	431			301,127	-	-	301,558
Stock issued for services	376,000	376			213,784	-	-	214,160
Stock-based compensation	-	-			352,295	-	-	352,295
Vesting of restricted stock units	150,000	150			(150)	-	-	-
Net loss	-	-			-	(2,047,063)	-	(2,047,063
Balance at June 30, 2024	19,904,852	$19,905	-	$-	$85,655,985	$(84,846,387)	$-	$829,503
Preferred stock sold	-	-	3,045,000	3,045	1,214,955	-	-	1,218,000
Stock issued for services	120,000	120	-	-	55,900	-	-	56,020
Common stock in lieu of compensation	-	-	-	-	-	-	132,000	132,000
Stock-based compensation	-	-	-	-	349,141	-	-	349,141
Vesting of restricted stock units	42,312	42	-	-	(42)	-	-	-
Net loss						(2,175,493)	-	(2,175,493
Balance at September 30, 2024	20,067,164	$20,067	3,045,000	$3,045	$87,275,939	$(87,021,880)	$(132,000)	$409,171
Common stock sold	225,000	225	-	-	112,275	-	-	112,500
Stock issued for services	460,000	460	-	-	188,070	-	-	188,530
Common stock in lieu of compensation	240,000	240	-	-	131,760	-	(132,000)	-
Cancellation of stock awards	(25,000)	(25)	-	-	(13,725)	-	-	(13,750)
Bonus conversion	121,808	122	-	-	49,878	-	-	50,000
Stock-based compensation	-	-	-	-	315,806	-	-	315,806
Vesting of restricted stock units	162,812	163	-	-	(163)	-	-	-
Net Loss						(1,757,038)	-	(1,757,038)
Balance at December 31, 2024	21,251,784	$21,252	3,045,000	$3,045	$88,059,840	$(88,778,918)	$-	$(694,781)

See the accompanying notes to the condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(7,510,301)	$(5,979,594)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,401,053	1,017,242
Depreciation and amortization	376,250	98,614
Amortization of Right-of-Use asset	31,439	-
Unrealized loss on change in fair value of derivatives	320,404	-
Loss on disposal of fixed assets	149,125	-
Amortization of debt discount	936,552	-
Consulting and investor relations services paid in stock	162,444	626,653
Stock issued in lieu of compensation, net of cancelled shares	-	118,250
Stock issued for bonus conversion	-	50,000
Interest on convertible debentures	-	2,900
Changes in Operating Assets and Liabilities
Decrease in prepaid expenses and other current assets	70,439	18,558
Decrease (increase) in accounts receivable	25,837	(474,452)
(Increase) in warrant exercise and subscriptions receivable	(202,500)	-
(Increase) decrease in inventory	(281,886)	36,769
(Decrease) increase in accounts payable and accrued expenses	(848,318)	371,307
Lease liabilities	(31,439)	-
Accrued interest on notes payable	105,997	21,775
Net Cash (Used In) Operating Activities	(5,294,904)	(4,091,978)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(7,734)	(42,230)
Payments received on disposal of equipment	4,874	-
Security deposits and other assets	14,660	-
Net Cash Provided by (Used in) Investing Activities	11,800	(42,230)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	-	1,435,100
Proceeds received from preferred stock and warrants	4,400,000	1,218,000
Proceeds from the issuance of convertible debentures	160,000	1,325,000
Proceeds from the exercise of warrants	851,750	-
Proceeds from the issuance of notes payable	12,000	100,000
Repayments of notes payable	(350,171)	(2,404)
Net Cash Provided by Financing Activities	5,073,579	4,075,696

Net Decrease in Cash	(209,525)	(58,512)
Cash at Beginning of Period	227,689	87,403
Cash at End of Period	$18,164	$28,891

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$21,701	$29,461
Stock granted for consulting services	$-	$236,380
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
Derecognition and decrease of operating lease right-of-use asset and lease liability	$(890,979)	$(139,198)
Vesting of restricted stock units	$175	$-
Stock issued for conversion of accounts payable	$6,000	$-
Dividends declared on Series B preferred stock	$278,603	$-
Convertible debentures and accrued interest converted to common stock	$2,018,154	$301,558
Stock issued for licensing agreement	$800,000	$-
Stock issued for conversion of accrued dividends	$278,603	$-

See the accompanying notes to the condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

December 31, 2025

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

(B) Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (including those which are normal and recurring) considered necessary for a fair presentation of the interim financial information have been included. The results for the nine months ended December 31, 2025, are not necessarily indicative of results to be expected for the year ending March 31, 2026, or for any other interim period or for any future year. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2025.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2025.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At December 31, 2025, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable is carried at its contractual amounts, less an estimated allowance for credit losses. Management estimates the credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of December 31, 2025, and March 31, 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

(H) Inventory

Inventory is stated at the lower of cost or market. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods and raw materials.

The Company evaluates inventory for excess and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated on an as needed based on the Company’s business plans and market conditions. As of December 31, 2025 and March 31, 2025, the Company determined that no inventory reserve was required.

(I) Property & Equipment

Property and equipment are recorded at cost. Expenditures for major additions and improvements are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation is computed by the straight-line method (after considering their respective estimated residual values) over the assets estimated useful life of 3 to 5 years for production and computer equipment and furniture. Leasehold improvements are depreciated using the straight-line method over the shorter of the estimated useful lives of the improvements or the remaining lease term (including renewal periods that are reasonably certain to be exercised).

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

(K) Loss Per Share

The Company follows Financial Accounting Standards Board (“FASB”) and Accounting Standards Codification (“ASC”) 260 when reporting Loss Per Share resulting in the presentation of basic and diluted loss per share. Because the Company reported a net loss for the three and nine months ended December 31, 2025 and 2024, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and diluted loss per share were the same.

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfilment activity and are reported as cost of sales. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI.

For the three months ended December 31, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $202,738, respectively. This represents 0% and 35% of total revenues for the three-month period ended December 31, 2025, and 2024, respectively.

For the nine months ended December 31, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $422,371, respectively. This represents 0% and 47% of total revenues for the nine months ended December 31, 2025, and 2024, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	December 31, 2025	March 31, 2025
Accounts receivable	$-	$-
Rebate liability	57,264	57,264
Distribution fee payable	2,299	2,299

The Company entered into a Distribution Services Agreement (the “Agreement”) with Covetrus North America LLC (“Covetrus”) on December 18, 2023. Contracts with Covetrus are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 1% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of December 31, 2025, and March 31, 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfilment activity and are reported as cost of sales. In February 2025, the Company mutually terminated its non-exclusive distribution agreement with Covetrus.

For the three months ended December 31, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $17,606, respectively. The Company did not have any Accounts Receivable from Covetrus at December 31, 2025, and March 31, 2025.

For the nine months ended December 31, 2025, and 2024, the Company recognized revenue from product sales under the Agreement of $0 and $35,212, respectively. This represents 0% and 4% of total revenues for the nine months ended December 31, 2025, and 2024, respectively.

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

For the three months ended December 31, 2025 and 2024, the Company recognized revenue from product sales to Vedco of $216,966 and $129,699, respectively. This represents 76% and 22% of total revenues for the three months ended December 31, 2025 and 2024, respectively.

For the nine months ended December 31, 2025 and 2024, the Company recognized revenue from product sales to Vedco of $642,844 and $288,929, respectively. This represents 72% and 26% of total revenues for the nine months ended December 31, 2025 and 2024, respectively.

Accounts receivable from Vedco was $16,209 and $53,904 at December 31, 2025, and March 31, 2025.

For the three months ended December 31, 2025, and 2024, the Company recognized revenue from product sales to Clipper of $16,209 and $194,504, respectively. This represents 6% and 33% of total revenues for the three months ended December 31, 2025, and 2024, respectively.

For the nine months ended December 31, 2025, and 2024, the Company recognized revenue from product sales to Clipper of $16,209 and $194,504, respectively. This represents 2% and 21% of total revenues for the nine months ended December 31, 2025, and 2024, respectively.

Accounts receivable from Clipper was $16,209 and $0 at December 31, 2025, and March 31, 2025.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities approximate their fair value as of December 31, 2025 and March 31, 2025, due to the short-term nature of those items.

The fair value of the Company’s debt approximates its carrying value as of December 31, 2025 and March 31, 2025. Factors that the Company considered when estimating the fair value of its debt included market conditions, liquidity levels in the private placement market, variability in pricing from multiple lenders and terms of debt.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred a net loss $7,510,301 for the nine months ended December 31, 2025, had net cash used in operating activities of $5,294,904 for the same period, and has an accumulated deficit of $98,987,394 on December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance of these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations. While the Company believes in its ability to raise additional funds, there can be no assurances to that effect.

These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – INVENTORY

Inventory consists of the following at December 31, 2025, and March 31, 2025:

The inventory components are as follows:

	December 31, 2025	March 31, 2025
Raw materials	244,488	260,182
Work in process	23,938	41,540
Finished Goods	$336,964	$21,782
Total Net	$605,390	$323,504

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2025, the Company had $377,362 in prepaid expenses and other current assets consisting primarily of $162,000 in insurance costs, $95,000 of supplier advance, $58,000 in software subscription fees, $44,000 in OTC markets and FINRA fees, and $9,000 in consulting fees.

As of March 31, 2025, the Company had $447,801 in prepaid expenses and other current assets consisting primarily of $195,000 of supplier advance, $128,000 in insurance costs, $47,000 in investor relations services, $26,000 in rent, $24,000 in software subscription fees and $20,000 in Nasdaq and FINRA fees.

NOTE 5 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2025, and March 31, 2025:

	December 31, 2025	March 31, 2025
Leasehold improvements	$258,099	$424,041
Production equipment	619,228	708,150
R&D equipment	25,184	25,184
Computer equipment and furniture	155,306	155,305
Total, at cost	1,057,817	1,312,680
Accumulated depreciation	(594,187)	(545,806)
Total Net	$463,630	$766,874

Depreciation expense was $14,059 and $30,695 for the three months ended December 31, 2025 and 2024, respectively. Depreciation expense was $48,381 and $93,619 for the nine months ended December 31, 2025 and 2024, respectively.

NOTE 6 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	December 31, 2025	March 31, 2025
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,875,232)	(3,872,474)
Total net	$20,967	$23,725

Amortization expense was $658 and $1,379 for the three months ended December 31, 2025 and 2024, respectively. Amortization expense was $2,758 and $4,995 for the nine months ended December 31, 2025 and 2024, respectively. The Company currently has twelve (12) U.S. and foreign patents issued, with three (3) additional patent applications pending with the United States Patent and Trademark Office.

NOTE 7 –LICENSING AGREEMENTS

The components of licensing agreements, all of which are finite-lived, were as follows:

	December 31, 2025	March 31, 2025
License Agreements	$2,800,000	$2,000,000
Accumulated Amortization	(375,111)	(50,000)
Total net	$2,424,889	$1,950,000

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP™ (Platelet-Rich Plasma) for both canine and equine products. The exclusive licensing agreement is a five-year agreement whereby the Company paid an initial licensing fee of $2,000,000, which was paid in a combination of $500,000 cash, $1,000,000 in stock issuances and $500,000 in future contract payments. The Company paid $125,000 in contract payments in August 2025. Future contract payments included in accrued expenses as of December 31, 2025, and March 31, 2025 were $250,000 and $500,000, respectively. The licensing fee is amortized over sixty (60) months, the term of the agreement. The licensing agreement also has a nominal royalty fee payment between 3% to 4.5%, commencing in the seventh month of the licensing agreement. The royalty fee expense for the three months ended December 31, 2025, and 2024 was $6,616 and $0, respectively. The royalty fee expense for the nine months ended December 31, 2025, and 2024 was $8,676 and $0, respectively. The Company also issued 250,000 warrants, with a strike price of $1.25 per share for a term of three years. The total warrant expense is fair valued at $46,030 to be amortized over thirty-six months. The Company used the Black-Scholes option pricing model to calculate the warrant fair value, with the following assumptions: no dividend yield, expected volatility of 115.1%, risk free interest rate of 4.02%, and expected warrant life of 3 years. During the three months ended December 31, 2025 and 2024, warrant expense was $3,836 and $0, respectively. During the nine months ended December 31, 2025 and 2024, warrant expense was $11,508 and $0, respectively.

During the three and nine months ended December 31, 2025 and 2024 amortization expense was $100,000 and $0, and $300,000 and $0, respectively.

In September 2025, the Company signed an exclusive licensing agreement with Digital Landia Holding Corp to utilize their Artificial Intelligence (AI) under a B2B white-label model to target a bigger share of the veterinary industry within North America, the United Kingdom, and potentially other markets. The Company will market the software as its own brand and logo through exclusive Software-as-a-Service access rights. The exclusive licensing agreement is a ten-year agreement whereby the Company issued 1,000,000 shares of its common stock, with a fair value of $800,000, for the licensing fee. The fair value of the common stock issued as consideration was determined based on the quoted market price of the Company’s common stock on the measurement date. The licensing fee is recorded as an intangible asset and is amortized over one-hundred twenty (120) months, the term of the agreement. The licensing agreement also has a royalty fee payment between 10% and 15%, commencing in the thirteenth month of the licensing agreement. No royalty expense was incurred for the three and nine months ended December 31, 2025.

Amortization expense was $20,000 and $0 for the three months ended December 31, 2025, and 2024, respectively. Amortization expense was $25,111 and $0 for the nine months ended December 31, 2025, and 2024, respectively.

NOTE 8 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	December 31, 2025	March 31, 2025
Contract payable	$250,000	$500,000
Accrued payroll and related taxes	68,358	284,312
Accrued expenses	222,845	164,242
Total	$541,203	$948,554

NOTE 9 – NOTES PAYABLE AND ACCRUED INTEREST

In January 2020, the Company entered into a lease amendment for our corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. The Company paid off the loan in its entirety in September 2025. At December 31, 2025, and March 31, 2025, the amount outstanding on the note was $0 and $13,244, respectively. At March 31, 2025, the Company classified $7,802 as a current liability and $5,442 in other liabilities.

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

As of December 31, 2025, total non-convertible notes payable, including accrued interest, were $0. As of March 31, 2025, the balance totaled $318,307, consisting of $312,865 classified as current liability and $5,442 classified as long-term liabilities within other liabilities.

For the three months ended December 31, 2025 and 2024, interest expense on non-convertible notes payable totaled $0 and $461, respectively. For the nine months ended December 31, 2025 and 2024, interest expense totaled $11,220 and $461, respectively.

NOTE 10 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

From September 9, 2024 through March 31, 2025, the Company borrowed $1,715,000 in convertible promissory notes. On June 10, 2025, the Company entered into an additional promissory note for $160,000 at a rate of 10% per annum and a maturity date of December 31, 2025. This note included the issuance of 75,000 warrants, with a two-year term and a strike price of $0.75 per share. The Company used the Black-Scholes option pricing model to calculate the warrant fair value, with the following assumptions: no dividend yield, expected volatility of 119.3%, risk free interest rate of 3.72%, and expected option life of 2.0 years. The fair value is required to be recorded as a debt discount and amortized to interest expense over the term of the note. Amortization of the debt discount, included in interest expense, was $2,956 and $23,649 for the three and nine months ended December 31, 2025.

On September 30, 2025, the Company issued 3,669,806 shares of common stock, with a fair value of $2,018,154, for conversion of the convertible notes in the amount of $1,850,000 and accrued interest of $168,154.

On September 30, 2025, the Company repaid a $25,000 convertible promissory note, dated December 20, 2024, and accrued interest of $2,334.

Interest expense, including amortization of debt discount, on these convertible notes payable for the three months ended December 31, 2025 and 2024 is $0 and $21,321, respectively. Interest expense for the nine months ended December 31, 2025 and 2024 is $113,467 and $22,715, respectively.

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

As of September 30, 2025, the beneficial conversion feature recorded as debt discount on the convertible notes and related warrants were fully amortized during the period, as the notes matured and were converted on September 30, 2025. For the three and nine months ending December 31, 2025, the amortization of debt discount expense was $0 and $763,259.

Convertible Notes Issued with Warrants

On February 14, 2025, a total of 250,000 warrants were issued for two Notes totaling $500,000. The warrants have a three-year term with an exercise strike price of $0.90 per share. The warrants were evaluated under ASC 480 and ASC 815 and determined to be equity-classified instruments. The fair value of the warrants at inception was recorded at a discount to the carrying value of the associated notes and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value at issuance was estimated using the binomial option pricing model with the following inputs: closing stock price of $0.74, strike price of $0.90, 3-year term, volatility rate of 113.7%, risk-free rate of 4.26%, and dividend yield of zero. The fair value of the warrants at inception was $98,684 and is being amortized over thirty-six months, until September 30, 2025, when the convertible notes were all converted whereby the remaining balance of the debt discount for the warrants of $90,219 was fully amortized. Interest expense related to the amortization of the debt discounts associated with warrants was $0 and $0 for the three months ended December 31, 2025 and 2024, respectively. Interest expense related to the amortization of the debt discounts associated with warrants was $117,280 and $0 for the nine months ended December 31, 2025 and 2024, respectively.

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

NOTE 11 – RETIREMENT PLAN

In February 2021, the Company established a 401(k)-retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the three months ended December 31, 2025, and 2024, the Company made contributions to the plan of $19,256 and $14,941, respectively. For the nine months ended December 31, 2025, and 2024, the Company made contributions to the plan of $52,931 and $40,404, respectively.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred, and the amount can be reasonably estimated. If a loss is reasonable possible but not probable, or if the amount cannot be estimated, the nature of the contingency and an estimate of the possible loss, if determinable, is disclosed. Remote contingencies are generally not disclosed unless related to guarantee.

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

The Company classifies its leases as buildings, vehicles or computer and office equipment and do not separate lease and non-lease components of contracts for any of the classifications. In accordance with applicable guidance, the Company does not record leases with terms that are less than one year on the consolidated balance sheets.

None of the lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

The Company entered into an eighty-four-month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of December 31, 2025, and March 31, 2025, was $2,434 and $2,386, respectively.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of December 31, 2025, and March 31, 2025, was $2,879.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset has taken place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of December 31, 2025, and March 31, 2025, was $8,631.

Lease Termination

The Company terminated its ten-year lease agreement on the 14,000 square foot production and warehouse space effective June 30, 2025. As consideration for the early termination of the lease, the Company paid the Landlord the unamortized portion of lease commissions, unamortized rent abatement, legal fees, termination fee, management fee and unamortized tenant improvements. In addition, the Company was responsible for paying all costs to release a mechanical lien attached to the property, including the costs related to the lien along with all legal fees and other costs incurred by the landlord. The Company also paid a fee equal to six months of base rent, common area maintenance, and real estate taxes for the unrented office area consisting of 3,794 rentable square feet as part of the termination of the lease. Total fees incurred for the termination of the lease for the nine months ended December 31, 2025 and 2024 were $314,768 and $0, respectively. On June 30, 2025, the Company recorded the derecognition of the right-of-use asset and lease liability of $890,979.

Vehicles and Other Operating Leases

The Company leased vehicles for certain members of its field sales organization during the three months ended June 30, 2024, under a vehicle fleet program whereby the noncancelable lease was for a term of 48 months. During the year ended March 31, 2025, all the leased vehicles under the vehicle fleet program were sold and the Company recognized a loss of $1,018 on the sale of the leased vehicles, reported in other income (expense). As a result of the sale, right-of-use assets were reduced by $53,168 and lease liability was reduced by $53,168.

Operating vehicle lease expense for the nine months ended December 31, 2025, and 2024, was $0 and $25,395, respectively.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of December 31, 2025:

2026	$61,967
2027	9,073
Total	$71,040
Less: amount representing interest	(480)
Total	$70,560

In compliance with ASC 842, the Company recognized, based on the extended lease terms to November 7, 2026, and March 2027, a treasury rate of 3.48%, an operating lease right-of-use assets for approximately $70,560 and corresponding and equal operating lease liabilities for the leases. As of December 31, 2025, the present value of future base rent lease payments based on the remaining lease terms and weighted average discount rate is approximately 1.1 years, are as follows:

Present value of future base rent lease payments	$70,560
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$70,560

As of December 31, 2025, the present value of future base rent lease payments – net is classified between current and non-current assets and liabilities as follows:

Operating lease right-of-use asset	$70,560
Total operating lease assets	70,560

Operating lease current liability	61,577
Operating lease other liability	8,983
Total operating lease liabilities	$70,560

Employment Agreements

The Company has employment agreements with its executive officers. As of December 31, 2025, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

NOTE 13 – STOCKHOLDERS’ EQUITY

Equity Incentive Plan

On July 10, 2020, our Board of Directors unanimously approved the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (the “2020 Plan”), which authorized the issuance of up to 1,000,000 shares of our common stock as awards under the 2020 Plan, subject to approval by our stockholders at the Annual Meeting of Stockholders held on September 22, 2020, when it was approved by our stockholders and became effective. On October 14, 2022, the stockholders of the Company approved the PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan (the “Amended Plan”), which increased the number of shares of the Company’s common stock which may be granted under the Amended Plan from 1,000,000 to 3,000,000. Unless sooner terminated by the Board, the Amended Plan will terminate at midnight on July 10, 2030; however, as of December 31, 2025, there are 20,000 shares available to grant under the Plan at December 31, 2025.

Preferred Stock

The certificate of designation of rights and preferences has an optional conversion provision whereby each share of Series A Preferred Stock shall be convertible at any time at the option of a holder into shares of Common Stock. The Series A Preferred Stock also has an automatic conversion whereby the preferred shares shall automatically convert into Common Stock upon the one-year anniversary of the issuance of the Series A Preferred Stock. There are no dividends attached to the Series A Preferred Stock. The Series A Preferred Stock was converted into 3,045,000 shares of Common Stock on July 18, 2025.

On March 26, 2025, the Company entered into a Subscription Agreement to receive $5,000,000 shares of Series B Preferred Stock. The Company initially received $600,000 of proceeds on March 26, 2025, with the investor receiving an option to invest the remaining $4,400,000 pursuant to the same terms and conditions, which was fully received and funded on June 24, 2025.

Series B Preferred Stock is entitled to receive a specific dividend in an annual amount equal to Ten Percent (10%) of the total amount paid to secure the Series B Convertible Preferred Stock. The dividend shall be paid to the holder by the Company in quarterly payments of Common Stock. The number of shares pursuant to the dividend shall be calculated by dividing the total quarterly dividend payment by the greater of i) the volume weighted average price of the common stock for the prior trading ten (10) day period from the date the quarterly dividend is owed, or ii) fifty cents ($0.50). Also, non-cumulative dividends may be paid when, and if declared by the Company’s board of directors. Total dividends declared at December 31, 2025 and March 31, 2025 were $278,603 and $0, respectively.

Common Stock

During the nine months ended December 31, 2025, the Company issued 10,269,405 shares of common stock as follows:

i)	60,000 shares, in aggregate, 20,000 equally in April, May and June 2025 to service providers for consulting services fair valued at $40,420 based on the market price on the date of grant. The Company expensed these shares on a monthly basis through June 30, 2025.
ii)	82,657 shares related to vesting of restricted stock units (“RSUs”), vesting in April and June 2025.
iii)	8,000 shares in June 2025, fair valued at $6,000, in connection with the conversion of an outstanding accounts payable balance of $6,000
iv)	70,000 shares in June 2025 in connection with the exercise of a warrant in exchange for proceeds of $140,000 at a price of $2.00 per share.
v)	19,372 shares in July 2025 to a service provider for advisory services fair valued at $15,000, based on the market price on the date of grant and expensed for the period ending June 30, 2025.
vi)	707,669 shares to employees in July and September 2025 for performance services fair valued at $558,660 based on the market price at date of grant and expensed for the period ending September 30, 2025.
vii)	3,045,000 shares in July 2025 for conversion of Series A Preferred Stock on a share-for-share basis.
viii)	38,138 shares in September 2025, fair valued at $28,604, for conversion of $28,604 of accrued dividends on Series B Preferred Stock.
ix)	1,000,000 shares in September 2025 for purchase of an exclusive licensing agreement fair valued at $800,000.
x)	72,500 shares related to vesting of restricted stock units (“RSUs”), vesting in July and September 2025.
xi)	3,669,806 shares on September 30, 2025, with a fair value of $2,018,154, for the conversion of $1,850,000 in convertible notes plus accrued interest of $168,154.
xii)	89,935 shares in October 2025 to the board of directors for advisory services and compensation fair valued at $107,024, based on the market price date of grant and expensed for the period ending December 31, 2025.
xiii)	411,286 shares to employees in October and December 2025 for performance services fair valued at $480,895, based on the market price at date of grant and expensed for the period ending December 31, 2025.
xiv)	105,042 shares in October 2025, fair valued at $125,000, for conversion of $125,000 of accrued dividends on Series B Preferred Stock.
xv)	870,000 shares in October, November, and December 2025 in connection with the exercise of warrants in exchange for proceeds of $711,750 at prices ranging between $0.50 to $0.90 per share
xvi)	20,000 shares related to vesting of restricted stock units (“RSUs”), vesting in December 2025.

Time-Based Restricted Stock Units

The Company has granted time-based restricted stock units to certain participants under the 2020 Plan that are stock settled with common shares. Time-based restricted stock units granted under the 2020 Plan vest over three years. Stock-based compensation expense for time-based restricted stock units was $11,000 and $44,114 for the three months ended December 31, 2025, and 2024, respectively and $104,409 and $271,838 for the nine months ended December 31, 2025, and 2024, respectively. As of December 31, 2025, there was approximately $7,000 of total unrecognized compensation expense related to time-based restricted stock units that is expected to be recognized over a weighted-average period of two months.

Time-based restricted stock unit activity for the nine months ended December 31, 2025 was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2025	205,314	0.58	$4,106
Vested	(185,314)	0.59	-
Cancelled/Forfeited	-	-	-
Balance at December 31, 2025	20,000	$0.55	$11,800

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of the Company’s common stock, which was $1.14 per share on December 31, 2025 and $.60 per share on March 31, 2025.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of three to seven years. Stock-based compensation expense for stock options was $0 and $148,614 for the three months ended December 31, 2025, and 2024, respectively and $13,772 and $477,778 for the nine months ended December 31, 2025, and 2024, respectively. As of December 31, 2025, all outstanding options were fully vested; therefore, there was no unrecognized stock option expense.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The dividend yield assumption is based on expected annual dividend yield on a grant date. To date, no dividends on common stock have been paid by the Company. Expected volatility for grants is based on historical volatility over a similar period as the expected term . The risk-free interest rate is based on yields of U.S. Treasury securities with maturities similar to the expected term of the options for each option group. The Company uses the “simplified method” to estimate the expected term of the stock option grants, because the Company has insufficient historical exercise data. This approach is used because the Company does not have sufficient historical exercise data to develop a reasonable estimate of expected term.

No stock options were granted during the nine months ended December 31, 2025, therefore no weighted-average assumptions are presented for the period.

Stock option activity for the nine months ended December 31, 2025 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Balance at March 31, 2025	157,954	0.86	2.1 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(61,000)	0.80	-	-
Balance at December 31, 2025	96,954	$0.90	2.41 years	$23,616

Options exercisable at December 31, 2025	96,954	$0.90	2.41 years	$23,616

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1.14 for the Company’s common stock on December 31, 2025 and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025.

The following summarizes additional information about the stock options, as of December 31, 2025:

Number of:
Non-vested options, beginning of period	35,954
Options vested during the period	35,954
Non-vested options, end of period	-

Warrants

During the nine months ended December 31, 2025, the Company issued warrants to purchase an aggregate of 470,000 shares of common stock in connection with consulting agreements with a fair value of $147,483. The fair value of the warrants were expensed as $1,623 and $9,783 for the three months and nine months ending December 31, 2025 respectively. These warrants have terms between 2 years and 3 years. The exercise strike price ranges from $0.75 to $1.00 per share.

The fair value of the warrants was determine using the Black-Scholes valuation model based on the following assumptions:

Stock price on valuation date	$0.70 – $0.95
Exercise price	$0.75 - $1.00
Term (years)	2.0 – 3.0
Volatility	110% – 119.3%
Risk-free rate	3.72% - $3.75%

A summary of warrant activity for nine months ended December 31, 2025 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercisable Price	Aggregate Intrinsic Value (1)

Outstanding, March 31, 2025	14,632,859	$2.40	2.1	$2.40	-
Granted and issued	470,000	0.83	2.83	0.83	-
Exercised	(1,035,000)	0.97	-	0.97	-
Expired	(58,778)	-	-	-	-
Outstanding, December 31, 2025	14,009,081	$2.44	1.58	$2.44	-

Warrants exercisable at Dec. 31, 2025	14,009,081	$2.44	1.58	2.44	-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying warrants and the closing price of the Company’s common stock, which was $1.14 per share on December 31, 2025 and $.60 per share on March 31, 2025.

Stock-based compensation expense related to warrants was $76,556 and $115,853 for the three months ended December 31, 2025 and 2024, respectively, and $243,317 and $267,626 for the nine months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, unrecognized warrant expense of $616,000, which is expected to be recognized on a quarterly basis over the remaining 17 to 33 month vesting period.

NOTE 14 – SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company operates as a single operating and reportable segment focused on animal health products. As the Company has one reportable segment, segment totals equal consolidated totals for the amounts disclose. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is operating income (loss) The CODM reviews financial budgets and actual results to assess performance and allocate resources, and makes strategic decisions related to headcount and other expenditures on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on operating income (loss) when deciding where and when to make expenditures.

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

NET REVENUE	$286,108	$583,313	$886,892	$907,783
Cost of Sales	141,396	61,497	335,396	95,653
Gross Profit	144,712	521,816	551,496	812,130
OPERATING EXPENSES
Sales and marketing	760,770	723,461	2,169,745	1,878,180
Research and development	309,668	356,953	831,308	1,082,039
Clinical trial expense	13,323	15,000	93,629	142,603
General and administrative	1,252,406	1,184,807	3,557,953	3,685,186
Total operating expenses	2,336,167	2,280,221	6,652,635	6,788,008
NET OPERATING LOSS	$(2,191,455)	$(1,758,405)	$(6,101,139)	$(5,975,878)

NOTE 15 – SUBSEQUENT EVENTS

In January 2026, the Company received $202,500 in connection with the exercise of warrants on December 31, 2025 into 225,000 shares of common stock, recorded as warrant exercise receivable on December 31, 2025.

In January 2026, the Company issued an aggregate of 86,228 shares for consulting and board service to service providers and a board member with a fair value on the date of grant of $97,542.

In January 2026, the Company issued 5,148 shares to an employee for compensation with a fair value on the date of grant of $6,000.

In January and February 2026, the Company sold 343,750 shares at a price of $0.80 per share for proceeds totaling $275,000.

In January 2026, the Company issued 109,650 shares, with a fair value of $125,000 for $125,000 of accrued dividends on Series B Preferred Stock.

In January and February 2026, the Company issued an aggregate of 250,000 warrants with a strike price between $0.75 and $1.10 expiring in 3 years, with a fair value of $115,587 to an investor and a consultant.

In February 2026, the Company granted 100,000 restricted shares of common stock to an employee in connection with the commencement of employment. The restricted shares vest ratably over a one-year service period, with 25,000 shares vesting at the end of each three-month period of continuous service. The grant-date fair value was based on the Company’s common stock price of $0.80 per share, resulting in a fair value of $80,000. The Company will recognize compensation expense for the award over the requisite service period.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our March 31, 2025 period ending 10-K Report and the condensed consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2025 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to pursue our current plans to commercialize our initial product, Spryng®.

RESULTS OF OPERATIONS

	For the Three Months Ended December 31,		For the Nine Months Ended December 31,
	2025	2024	2025	2024

Revenues	$286,108	$583,313	$886,892	$907,783

Cost of Sales	141,396	61,497	335,396	95,653

Operating Expenses	2,336,167	2,280,221	6,652,635	6,788,008

Other (Expense) Income	-	1,367	(1,409,162)	(3,716)

Net Loss	$(2,191,455)	$(1,757,038)	$(7,510,301)	$(5,979,594)

Net loss per share - basic and diluted	$(0.07)	$(0.09)	$(0.27)	$(0.30)

For The Three Months Ended December 31, 2025, Compared to The Three Months Ended December 31, 2024

Total Revenues. Revenues were $286,108 and $583,313 for the three months ended December 31, 2025 and 2024, respectively. Revenues in the three months ended December 31, 2025, consist of sales of our Spryng® products of $65,566 and PrecisePRP™ products of $220,542. Revenues in the three months ended December 31, 2024, consisted of sales entirely of our Spryng® products of $583,313. The decrease in our revenues in the three months ended December 31, 2025, compared to the three months ended December 31, 2024, is due to a decrease in our Spryng® product sales, as in the period ending December 31, 2024, the Company had a special promotion to MWI Animal Health whereby additional Spryng® product was sold in December 2024 offering promotional discounts and “free product.” During December 2025, this promotion was not offered to our distributors, as this resulted in lower Spryng® revenues.

Cost of Sales. Cost of sales were $141,396 and $61,497 for the three months ended December 31, 2025 and 2024, respectively. Cost of sales includes product costs, direct labor and certain overhead related to the manufacturing of our Spryng® products and product purchasing of finished goods related to the PrecisePRP™ products from VetStem, Inc. The increase in our cost of sales in the three months ended December 31, 2025, compared to the three months ended December 31, 2024, is due to PrecisePRP™ lower-margin purchase of finished goods associated with our exclusive licensing agreement with VetStem, Inc.

Operating Expenses. Operating expenses were $2,336,167 and $2,280,221 for the three months ended December 31, 2025 and 2024, respectively. The increase is primarily due to increased general and administrative (“G&A”) expenses and sales and marketing expenses.

General and administrative (“G&A”) expenses were $1,252,406 and $1,184,807 for the three months ended December 31, 2025 and 2024, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $760,770 and $723,461 for the three months ended December 31, 2025 and 2024, respectively. Sales and marketing expenses include compensation, consulting, advertising and promotions, tradeshows, and stock compensation costs to support the launch of our Spryng® and the PrecisePRP™ products.

Research and development (“R&D”) expenses were $322,991 and $371,953 for the three months ended December 31, 2025 and 2024, respectively. The decrease was primarily related to decreased clinical studies.

Operating Loss. As a result of the foregoing, our operating loss was $2,191,455 and $1,758,405 for the three months ended December 31, 2025, and 2024, respectively. The decrease was primarily related to decreased revenues for the three-month period.

Other Income (Expense). Other income (expense) was $0 for the three months ended December 31, 2025 compared to other income of $1,367 for the three months ended December 31, 2024. Other income in 2024 consisted of sublease rental income offset by interest expense.

Net Loss. Our net loss for the three months ended December 31, 2025 was $2,191,455 or ($0.07) per share as compared to a net loss of $1,757,038 or ($0.09) per share for the three months ended December 31, 2024. The increase was primarily related to decreased sales and an increase in general and administrative, and sales and marketing expenses. The weighted average number of shares outstanding was 33,674,322 compared to 20,632,921 for the three months ended December 31, 2025 and 2024, respectively.

For The Nine Months Ended December 31, 2025, Compared to The Nine Months Ended December 31, 2024

Total Revenues. Revenues were $886,892 and $907,783 for the nine months ended December 31, 2025 and 2024, respectively. Revenues for the nine months ended December 31, 2025, consist of sales of our Spryng® products of $400,711 and PrecisePRP™ products of $486,181. Revenues in the nine months ended December 31, 2024, consisted of sales of our Spryng® products. The decrease in our revenues in the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, is due to decreased sales of Spryng® products offset by an increase in PrecisePRP products.

Cost of Sales. Cost of sales were $335,396 and $95,653 for the nine months ended December 31, 2025 and 2024, respectively. Cost of sales includes product costs, direct labor and certain overhead related to the manufacturing of our Spryng® products and product purchasing of finished goods related to the PrecisePRP™ products from VetStem, Inc. The increase in our cost of sales for the nine months ended December 31, 2025, compared to the nine months ended December 31, 2024, is due to PrecisePRP™ lower-margin purchase of finished goods associated with our exclusive licensing agreement with VetStem, Inc.

Operating Expenses. Operating expenses were $6,652,635 and $6,788,008 for the nine months ended December 31, 2025 and 2024, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and research and development (“R&D”) expenses.

General and administrative (“G&A”) expenses were $3,557,953 and $3,685,186 for the nine months ended December 31, 2025 and 2024, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses.

Sales and marketing expenses were $2,169,745 and $1,878,180 for the nine months ended December 31, 2025 and 2024, respectively. The increase in sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the sales of our Spryng® and the new PrecisePRP™ product line.

Research and development (“R&D”) expenses were $924,937 and $1,224,642 for the nine months ended December 31, 2025 and 2024, respectively. The decrease was primarily related to decreased clinical studies.

Operating Loss. As a result of the foregoing, our operating loss was $6,101,139 and $5,975,878 for the nine months ended December 31, 2025 and 2024, respectively. The increase in operating loss was related to the increase in sales and marketing expenses of the new PrecisePRP™ product line.

Other Income (Expense). Other expense was ($1,409,162) and ($3,716) for the nine months ended December 31, 2025 and 2024, respectively. Other expense in 2025 consisted of unrealized loss on change in derivative liabilities, loss on disposal of assets, amortization of debt discount and interest expense of our convertible notes, whereby the notes were all converted on September 30, 2025. Other expense in 2024 consisted of interest expense offset by sublease rental income.

Net Loss. Our net loss for the nine months ended December 31, 2025 was $7,510,301 or ($0.27) per share as compared to a net loss of $5,979,594 or ($0.30) per share for the nine months ended December 31, 2024. The increase in net loss was related to the unrealized loss on change in derivative liabilities, loss on disposal of assets, amortization of debt discount and interest expense on our convertible notes. The weighted average number of shares outstanding was 28,534,080 compared to 19,786,608 for the nine months ended December 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2025, our current assets were $1,383,278, including $18,164 in cash and cash equivalents. In comparison, our current liabilities as of that date were $988,421 including $926,844 of accounts payable and accrued expenses. Our working capital as of December 31, 2025 was $394,857.

The Company has continued to realize losses from operations. As a result of our private placement offering with proceeds of $5,000,000 from the sale of Series B convertible preferred stock, we do not believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next twelve months. We will need to raise additional capital in the future to support our efforts to commercialize Spryng® and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities and proceeds from the exercise of warrants, from time to time, for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $5,294,904 of net cash in operating activities for the nine months ended December 31, 2025. This cash used in operating activities was primarily attributable to our net loss of $7,510,301 and a decrease of accounts payable and accrued expenses of $848,318, along with the increased PrecisePRP™ production and inventory ramp-up.

Net Cash Used in Investing Activities – During the nine months ended December 31, 2025, net cash used in investing activities was $11,800. This cash used in investing activities was primarily attributable to the purchase of equipment.

Net Cash Provided by Financing Activities – During the nine months ended December 31, 2025, net cash provided by financing activities of $5,073,579 consisted of proceeds of Series B preferred stock subscription receivable of $4,400,000, proceeds from the issuance of convertible debentures of $160,000 and proceeds from the exercise of warrants of $851,750.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2025, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The report of independent registered public accounting firm accompanying our December 31, 2025 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital at December 31, 2025, was $394,857. We anticipate in raising additional capital through the sale of our capital stock and proceeds from the exercise of warrants to fund our operations as our cash position on December 31, 2025 was minimal. (see Liquidity and Capital Resources above).

We have continued to realize losses from operations. We will need to raise additional capital in the future to support our efforts to commercialize Spryng® and PrecisePRP™ products and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities and proceeds from the exercise of warrants, from time to time, for the foreseeable future, to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

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

Based on that evaluation our CEO and CFO concluded that as of December 31, 2025, our disclosure controls and procedures were not effective due to previously disclosed material weaknesses in internal control over financial reporting. These material weaknesses, which were disclosed in Item 9A of our Annual Report on Form 10-K for the year ended March 31, 2025, relate to the design and operation of controls over the accounting for modifications of convertible notes, measurement of beneficial conversion features, warrant debt discounts, and derivative liabilities.

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

Other than the ongoing remediation efforts described above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act), during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Based on our assessment, our management concluded that as of December 31, 2025, our internal control over financial reporting was not effective.

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

In October 2025, the Company issued 89,935 shares of common stock to the board of directors for compensation valued at $107,024.

In October and December 2025, the Company issued 411,286 shares of common stock to various employees for performance services valued at $480,895.

In October 2025, the Company issued 105,042 shares of common stock for conversion of accrued dividends on Series B Preferred Stock valued at $125,000.

In October, November, and December 2025, the Company issued 870,000 shares of common stock in connection with the exercise of warrants in exchange for proceeds of $711,750.

In December 2025, the Company issued 20,000 shares of common stock upon the vesting of restricted stock units to an employee.

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

February 17, 2026	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

February 17, 2026	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

