Form 10-K
period 2026-03-31
PetVivo Holdings, Inc.
filed 2026-06-29
CIK 1512922

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2026

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

☐ Yes ☒ No

As of June 29, 2026, the aggregate market value of the registrant’s common stock held by non-affiliates was $12,126,991, based on the closing price of the common stock on the OTC Markets Group (OTCQX) on such date.

As of June 29, 2026, there were 37,594,245 shares of the issuer’s $.001 par value common stock issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Overview

PetVivo Holdings, Inc. (the “Company,” “PetVivo,” “we” or “us) is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The Company has a pipeline of seventeen products for the treatment of animals and humans. A portfolio of ten issued patents (consisting of six U.S. patents and four foreign patents), two U.S. patent applications, and six proprietary trade secrets protects the Company’s biomaterials, products, production processes and methods of use. The Company began commercialization of its lead product Spryng® with OsteoCushion® Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses, in the second quarter of its fiscal year ended March 31, 2022.

In August 2021, we received net proceeds of approximately $9.7 million in a registered public offering (“Public Offering”) of 2.5 million units at a public offering price of $4.50 per unit. Each unit consisted of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $5.625 per share. The shares of common stock and warrants were transferable separately immediately upon issuance. In connection with the Public Offering, the Company’s common stock and warrants were registered under Section 12(b) of the Exchange Act and began trading on The Nasdaq Capital Market, LLC under the symbols “PETV” and “PETVW,” respectively. Presently, the Company is trading on the OTC Markets Group, under the OTCQX Best Market tier under the same symbols “PETV” and “PETVW,” respectively.

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

In December 2023, the Company and MWI agreed to change the Distribution Agreement from an exclusive distribution agreement to a non-exclusive distribution agreement, effective as of January 1, 2024. This is consistent with the Company’s strategy to create multiple sales channels for its products. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI. In December 2023, the Company entered into a non-exclusive distribution agreement with Covetrus North America, LLC (“Covetrus Distribution Agreement”), to market, distribute and sell the Company’s products in the United States, including the District of Columbia. The Covetrus Distribution Agreement had an initial term of one year, which was not automatically renewed. The Company mutually terminated its non-exclusive distribution agreement with Covetrus North America, LLC in February 2025.

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

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP (Platelet-Rich Plasma) product for both canine and equine. Revenues were incurred in fiscal year 2026.

Product Pipeline: Other Potential Biocoacervate and Protein Based Products

Below is a list of applications of our technology that we plan to commercialize or out-license to strategic partners:

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

Research and Development

The Company is currently pursuing advancements in the composition, methods of manufacture and use for its proprietary biomaterials. It is anticipated that within the next twelve months the Company will pursue additional third-party studies related to the use of Spryng® for the treatment of osteoarthritis in canine and equine patients. The Company also anticipates that resources will be expended to advance and improve the manufacturing systems for Spryng® that will increase product volume and overall efficiency. Finally, the Company anticipates that research and testing will be conducted in the next eighteen months involving the existing Spryng® formulation and other variations to identify and determine the next commercial product(s) that may be administered to the digital cushion of horses for the treatment of navicular disease.

Employees and Human Capital

As of June 29, 2026, we have 22 employees. We also engage outside consultants to assist with research and development, clinical development and regulatory matters, investor relations, operations, and other functions from time to time.

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

Our common stock and warrants were delisted for trading on Nasdaq and on July 26, 2024, we received approval for trading on the OTC Markets Group, OTCQB Venture Market. On July 30, 2025, we were uplisted to the OTCQX Best Market.

We have incurred substantial losses to date and could continue to incur such losses.

We have incurred substantial losses since commencing our current business. For the year ended March 31, 2026, we lost approximately $10 million without obtaining any significant commercial revenues and had an accumulated deficit of approximately $102.0 million. In order to achieve and sustain future revenues, we must succeed in our current efforts to commercialize Spryng® for treatment of dogs and horses suffering from osteoarthritis. That will require us to produce our products effectively in commercial quantities, establish adequate sales and marketing systems, conduct clinical trials and tests which show the safety and efficacy of Spryng® in dogs and horses and gain significant support from veterinarians in the use of our products. We expect to continue to incur losses until such time, if ever, as we succeed in significantly increasing our revenues and cash flow beyond what is necessary to fund our ongoing operations and pay our obligations as they become due. We may never generate revenues sufficient to become profitable or to sustain profitability.

If we are unable to obtain sufficient funding, we may have to reduce materially or even discontinue our business.

As of March 31, 2026, we have cash or cash equivalents of approximately $201,000. We anticipate that we will be adequate to satisfy operational and capital requirements for the next one (1) month. Also, an investor shareholder has a Purchase Option to invest up to $1.5 million into the company by July 15, 2026. If these funds are received by this date, we anticipate that we will be adequate to satisfy operational and capital requirements for an additional three (3) months.

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

Our Distribution relationships with Vedco and Clipper Distributing are important to our business and if we were to lose our Distribution relationships it would adversely affect our revenues and profitability.

In December 2024, we entered into distribution partnerships with Vedco and Clipper Distributing. Both distribution partnerships are important to our business. We generated 74% of our total revenues from Spryng® products sold under the distribution partnerships in the fiscal year ended March 31, 2026.

We entered into a Distribution Agreement with MWI in June 2022. We generated 0% of our total revenues from Spryng® products sold under the Distribution Agreement in the fiscal year ended March 31, 2026. In March 2025, we mutually terminated our non-exclusive agreement with MWI.

We entered into a Distribution Agreement with Covetrus in December 2023. We generated 0% of our total revenues from Spryng® products sold under the Distribution Agreement in the fiscal year ended March 31, 2026. In February 2025, we mutually terminated our non-exclusive agreement with Covetrus.

If our current sales and marketing program is insufficient or inadequate to support the current introduction of our Spryng® product, we may not be able to sell this product in quantities to become commercially successful.

We commenced sales of Spryng® in the second quarter of fiscal 2022 and plan to increase our commercialization efforts for Spryng® in the United States through our direct sales to veterinarians and our distributorship relationships with Vedco and Clipper. There are significant risks involved in our building and managing an effective sales and marketing program, including our ability to manage and support our distribution relationship with Vedco and Clipper, our ability to hire, adequately train, maintain, and motivate qualified sales representatives for direct sales and to support our sales to Vedco and Clipper, to generate sufficient sales leads and other contacts, and establish effective product distribution channels. Any failure or substantial delay in the development of our internal sales and marketing program and distribution capabilities would adversely impact our business and financial condition.

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

We must respect prevailing third-party intellectual property, and the procedures and steps we take to prevent our misappropriation, infringement, or other violation of the intellectual property of others may not be successful. If third parties assert infringement claims against us, our suppliers, or veterinarians using our products and technology, we could be required to expend substantial financial and personnel resources to respond to and litigate or settle any such third-party claims. Although we believe our patents, manufacturing processes and products do not infringe in any material respect on the intellectual property rights of other parties, we could be found to infringe on such proprietary rights of others. Any claims that our products, processes, or technology infringe on third-party rights, regardless of their merit or resolution could be very costly to us and also materially divert the efforts and attention of our management and technical personnel. Any adverse outcome to us from one or more such claims against us could, among other things, require us to pay substantial damages, to cease the sale of our products, to discontinue our use of any infringing processes or technology, to expend substantial resources to develop non-infringing products or technology, or to license technology from the infringed party. If one or more such adverse outcomes occur, our ability to compete could be affected significantly and our business, financial condition and results of operations could be harmed substantially.

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

As of June 29, 2026, our officers and directors beneficially own or control approximately 15% of our outstanding shares of common stock. This concentrated ownership and control by our management could adversely affect the status and perception of our common stock and/or warrants. In addition, any material sales of common stock of our management, or even the perception that such sales will occur, could cause a material decline in the trading price of our common stock and/or warrants.

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

Our Articles of Incorporation, Bylaws, and Nevada law could make it more difficult for a third party to acquire us, even if closing such a transaction would be beneficial to our stockholders. We are authorized to issue up to 20,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by our board of directors without further action by stockholders. The terms of any series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights, and sinking fund provisions. None of our preferred stock will be outstanding at the closing of this offering. The issuance of any preferred stock could materially adversely affect the rights of the holders of our common stock and therefore reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

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

On January 10, 2023, the Company entered into a new lease agreement for 14,073 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this lease asset took place. The initial monthly base rent was $8,420 and had annual increases of 2.5%. The Company was also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease had a termination of June 30, 2033, and the Company had a renewal option for a period of five years. The Company terminated its ten-year lease agreement on the 14,073 square foot production and warehouse space effective June 30, 2025.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock is publicly traded on the OTC Markets Group OTCQX Best Market tier under the symbol “PETV.”

Number of Stockholders

As of March 31, 2026, there were approximately 258 stockholders of record. The number of stockholders of record does not include certain beneficial owners of our common stock, whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

In October 2025, the Company issued 89,935 shares of common stock to the board of directors for advisory services and compensation fair valued at $107,024.

In October and December 2025, the Company issued 411,286 shares of common stock to employees for performance services fair valued at $480,895.

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

In January 2026, the Company issued 109,650 shares of common stock for conversion of accrued dividends on Series B Preferred Stock valued at $125,000.

In January and March 2026, the Company issued 200,148 shares of common stock to employees for performance services fair valued at $141,330.

In January and March 2026, the Company issued 136,332 shares of common stock to the board of directors for compensation valued at $98,640.

In January 2026 to March 2026, the Company issued 843,750 shares of common stock in connection with the sale of stock at a price of $0.80 per share in exchange for proceeds of $675,000.

In January to March 2026, the Company issued 109,097 shares of common stock to service providers for consulting and advisory services valued at market on the date of grant of $119,482.

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

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

None.

Securities Authorized for Issuance

The following table sets forth securities authorized for issuance under any equity compensation plan approved by our stockholders as well as any equity compensation plans not approved by our stockholders as of March 31, 2026.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of Securities remaining available for future issuance under equity compensation plans (excluding securities reflect in table)
Plans approved by shareholders(1)	1,140,933	$2.58	20,000
Plans not approved by shareholders(2)	562,817	$2.00	—

(1)	PetVivo Holdings, Inc. Amended and Restated 2020 Equity Incentive Plan.

(2)	Represents warrants granted to officers, directors, employees, financial advisors, consultants, investors, and other service providers pursuant to individual contracts, investments, awards, or arrangements for compensatory purposes.

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

We received aggregate gross proceeds from our Public Offering of $11,253,850 (inclusive of the underwriter’s exercise of its overallotment option to purchase warrants). After deducting underwriting discounts and commissions and other offering expenses, we received net proceeds of approximately $9,781,000 from the Public Offering.

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

The independent auditor’s report accompanying our March 31, 2026, financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern,” which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. We have suffered recurring losses from operations, and our working capital is insufficient to fund our operations for the next 12 months. These factors raise substantial doubt about our ability to continue as a going concern.

RESULTS OF OPERATION

	For Fiscal Year Ended March 31,
	2026	2025
Revenues	$1,141,607	$1,132,533
Total Cost of Sales	386,856	137,677
Total Operating Expenses	9,817,713	9,050,575
Total Other Income (Expense)	(1,410,710)	(343,446)
Net Loss	(10,473,672)	(8,399,165)
Net loss per share - basic and diluted	$(0.37)	$(0.41)

For The Fiscal Year Ended March 31, 2026 (“fiscal 2026”) Compared to The Year Ended March 31, 2025 (“fiscal 2025”)

Total Revenues. Revenues were $1,141,607 in fiscal 2026 compared to $1,132,533 for fiscal 2025. Revenues in fiscal 2026 consisted of sales of our Spryng® and PrecisePRP products to our Distributors of $886,219 and to veterinary clinics in the amount of $255,388. Revenues in fiscal 2025 consisted of sales of our Spryng® product to our Distributors of $956,159 and to veterinary clinics in the amount of $176,374. The increase in our revenues in the twelve months ended March 31, 2026, is due to sales to our Distributors pursuant to our distribution partnerships with Vedco and Clipper Distributing and sales of PrecisePRP product pursuant to our Exclusive License Agreement with VetStem.

Total Cost of Sales. Cost of sales was $386,856 in fiscal 2026 compared to $137,677 for fiscal 2025. Cost of sales includes product costs related to the sale of our Spryng® products, labor and certain overhead costs and direct costs of PrecisePRP product pursuant to our Exclusive License Agreement with VetStem. The Company has historically prepared a manufacturing allocation on a quarterly basis based on certain manufacturing expenses as part of cost of sales.

Operating Expenses. Operating expenses increased to $9,832,643 in fiscal 2026 compared to $9,050,575 in fiscal 2025. Operating expenses consisted of general and administrative, sales and marketing, and research and development expenses. The increase is primarily due to increased sales and marketing expenses related to the commercialization of PrecisePRP product.

General and administrative (“G&A”) expenses were $4,333,577 and $4,823,230 in fiscal 2026 and 2025, respectively. General and administrative expenses include compensation and benefits, contracted services, consulting fees, stock compensation, and incremental public company costs. The decrease is primarily due to decreased legal expenses as our corporate/secretary duties have been absorbed by our internal general counsel. The decrease is also attributed to reduced investor relations consulting fees.

Sales and marketing expenses were $4,069,104 and $2,644,095 in fiscal 2026 and 2025, respectively. Sales and marketing expenses includes compensation, consulting, tradeshows, and advertising and promotion costs to support the launch of our Spryng® product. The increase is primarily due to the commercialization expenses of PrecisePRP product.

Research and development (“R&D”) expenses were $1,415,032 and $1,583,250 in fiscal 2026 and 2025, respectively. The decrease was related to reduced clinical studies.

Operating Loss. As a result of the foregoing, our operating loss was $9,062,962 and $8,055,720 in fiscal 2026 and 2025, respectively. The increased loss was related to increased sales and marketing expenses.

Other Income (Expense). Other expense was ($1,410,710) in fiscal 2026 compared to other expense of ($343,446) in fiscal 2025. Other expense in fiscal 2026 consisted of interest expense of ($1,065,797), loss on asset disposal of ($149,125), unrealized loss on change in derivative liability of ($320,404), interest income of $13,099, IRS payroll tax refunds from prior years of $82,237 and sublease rental income of $29,280. Other expense in fiscal 2025 consisted of extinguishment of payables of $66,076, sublease rental income of $42,000, an IRS payroll tax refund from a prior year of $16,800, interest expense of ($362,413) and unrealized loss on change in derivative liability of ($106,513),

Net Loss. Our net loss in fiscal 2026 was $10,473,672 or ($0.37) per share compared to a net loss $8,399,166 or ($0.41) per share in fiscal 2025. The weighted average number of shares outstanding was 30,154,631 compared to 20,491,422 for fiscal 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2026, our current assets were $1,859,921 including $200,782 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,377,292 including $1,001,134 of accounts payable and accrued expenses. Our working capital as of March 31, 2026 was $482,629.

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

Net Cash Used in Operating Activities – We used $6,107,286 of net cash in operating activities in fiscal 2026. This cash used in operating activities was primarily attributable to our net loss of $10,349,084, offset by stock based compensation of $1,879,890, loss on impairment of licensing agreement of $1,000,000 and amortization of debt discount of $977,596.

Net Cash Provided in Investing Activities – During fiscal 2026, we were provided $11,800 of net cash in due to the return of a security deposit received from a lease termination offset by the purchase of property and equipment.

Net Cash Provided by Financing Activities – During fiscal 2026, we were provided with net cash of $6,068,579 from financing activities consisting primarily of $4,400,000 from the proceeds of the sale of preferred stock, $851,750 from the exercise of warrants, $675,000 from the proceeds of the sale of common stock and warrants, and $492,000 from the proceeds of the issuance of convertible debentures and notes payable.

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

At March 31, 2026, the Company’s inventory has a carrying value of $538,366 and consists of $291,218 of net finished goods, $21,850 of work in process and $225,298 in raw material.

At March 31, 2025, the Company’s inventory has a carrying value of $323,504 and consists of $21,782 of finished goods, $41,540 of work in process and $260,182 in raw material.

MATERIAL COMMITMENTS

Notes Payable and Accrued Interest

As of March 31, 2026, we were obligated on two short-term promissory notes to one investor totaling $320,000 with an annual interest rate of six percent (6%). The first promissory note was initiated on February 26, 2026, in the amount of $150,000 with a maturity date of February 26, 2027. The second promissory note was initiated on March 11, 2026, in the amount of $170,000 with a maturity date of March 11, 2027. Accrued interest on both notes at March 31, 2026 was $1,447.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2026, and as of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors’ report accompanying our March 31, 2026, Form 10-K and financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital as of March 31, 2026 was $482,629.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended March 31, 2026 and applied the guidance on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 14 for further details.

The Company has reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles, other than ASU 2023-09, Income Taxes (Topic 740) discussed above, and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to formal review of the Company’s financial management.

All other newly issued but not yet effective accounting pronouncements have been deemed either immaterial or not applicable.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements for the years ended March 31, 2026, and 2025 are being filed with this report and commence on page F-1, immediately following the signature page.

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

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems if determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

Based on our assessment, our management concluded that as of March 31, 2026, our internal control over financial reporting was not effective.

ITEM 9B. OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of our directors or officers (as defined in Section 16 of the Securities Exchange Act of 1934, as amended) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age, and position held with respect to our executive officers and directors as of March 31, 2026:

Name	Age	Positions and Offices With Registrant
John Lai	63	Chief Executive Officer, President, and Director
Garry Lowenthal	66	Chief Financial Officer
Joseph Jasper (1)(3)	61	Director and Chair of our Compensation Committee
Robert Costantino (1)(3)	67	Director and Chair of our Audit Committee
Diane Levitan (2)	61	Director
Robert Rudelius (1)(3)	70	Director and Chairman of the Board of Directors
Joshua Ruben (2)	39	Director and Chairman of our Nominations/Governance Committee

(1)	Member of the Audit Committee.
(2)	Member of the Nominating and Governance Committee.
(3)	Member of the Compensation Committee.

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

Joshua Ruben. Mr. Ruben is the Managing Director of Life Sciences at Trinity Capital where he focuses on venture lending to healthcare companies. Mr. Ruben joined Trinity after 12 years of investment banking, most recently at RBC Capital Markets where he was Head of Life Science Tools and Diagnostics coverage. He is a published expert in corporate finance with a background in economics. He holds degrees from Pomona College and Harvard Business School. Mr. Ruben’s long track record of successful experiences in analyzing life sciences companies, capital investments and his overall finance background including executing billions of dollars of M&A and securities transactions are material factors regarding his qualifications to serve on our Board of Directors.

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

Our Board of Directors has five independent members, consisting of Robert Costantino, Joseph Jasper, Diane Levitan, Robert Rudelius, and Joshua Ruben, as “independence” is defined under the applicable rules and regulations of the SEC and the listing standards of Nasdaq, and does not have a relationship with us (either directly or as a partner, stockholder, or officer of an organization that has a relationship with us) that would interfere with their exercise of independent judgment in carrying out their responsibilities as directors. Accordingly, a majority of our directors are independent, as required under the applicable Nasdaq rules.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. To the Company’s knowledge, based solely on a review of the Form 3’s, 4’s and 5’s electronically filed with the SEC during fiscal 2026, all such filing requirements applicable to the Company’s directors, executive officers, and greater than 10% beneficial owners were complied with.

Committees of the Board of Directors

We have an Audit Committee, Compensation Committee, and Nominating Committee. Our Audit Committee consists of three independent directors who are Robert Costantino (Chair), Joseph Jasper, and Robert Rudelius. Our Compensation Committee consists of three independent directors who are Joseph Jasper (Chair), Robert Rudelius, and Robert Costantino. Our Nominating and Governance Committee consists of two independent directors who are Joshua Ruben (Chair) and Diane Levitan.

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

Director Compensation

The following table provides information on compensation paid to our non-employee directors for their services as members of our board of directors during our fiscal year ended March 31, 2026:

Name of Director	Fees paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Robert Costantino	$23,500	$51,153	$-	$-	$74,653
Joseph Jasper	$19,500	$51,153	$-	$-	$70,653
Robert Rudelius	$23,500	$51,153	$-	$-	$74,653
Spencer Breithaupt(4)	$15,000	$26,863	$-	$-	$41,863
Diane Levitan	$10,000	$51,153	$-	$-	$61,153
Michael Eldred(4)	$10,000	$26,863	$-	$166,032	$202,895
Joshua Ruben	$-	$34,447	$-	$-	$34,447

(1)	The value in this column reflects the aggregate grant date fair value of the stock award as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations are included in “Note 11 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2026 Form 10-K. Share grants are issued at the beginning of each quarters’ board service period.

(2)	The value in this column reflects the aggregate grant date fair value of the stock options as computed in accordance with ASC Topic 718. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” to our audited consolidated financial statements included in our 2026 Form 10-K. As of March 31, 2026, the aggregate number of options outstanding (vested and unvested) for Ms. Levitan was 35,954 and has been fully expensed in the past. Stock options for all other Board Directors were canceled in connection with the stock option buyout program.

(3)	The value in this column reflects fees paid in cash for advisory services of $119,250 and the market value of restricted shares issued on the date of issuance of $46,782 for advisory services.

(4)	Spencer Breithaupt and Michael Eldred resigned from the Board of Directors in January 2026 and no longer serve on the Board of Directors, as of March 31, 2026.

General Policy Regarding Compensation of Non-Employee Directors

Directors who are not employees of the Company are paid director’s fees, in cash, stock awards, stock options, or a combination thereof. In fiscal 2026, compensation was paid in cash and stock awards.

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

Our named executive officers (“Named Executive Officers” or “NEO’s”) for fiscal year ended March 31, 2026 (“fiscal 2026”) were as follows:

●	John Lai, our Chief Executive Officer and President;
●	Garry Lowenthal, our Chief Financial Officer; and

Certain information regarding the compensation of our Named Executive Officer for our fiscal years ended March 31, 2026 (“fiscal 2026”) and March 31, 2025 (“fiscal 2025”) is provided on the following pages.

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding the compensation earned by our Named Executive Officers for fiscal 2026 and 2025.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)

John Lai	2026	183,333	20,000	225,943	—	4,235	433,512
CEO and President	2025	166,667	25,000	297,700	—	3,912	493,279

Garry Lowenthal Chief Financial	2026	218,750	47,500	169,395	—	10,217	445,861
Officer(4)	2025	200,000	25,000	257,950	—	8,220	491,170

Randall Meyer Chief Operating	2026	—	—	—-	—	—	—
Officer (3)	2025	153,750	—	—	—	13,008	166,758

(1)	Amounts shown represent grant date fair value computed in accordance with ASC Topic 718, with respect to restricted stock awards (based on the closing price of our common stock on the grant date) and stock option awards. Information regarding the valuation assumptions used in the calculations is included in “Note 11 – Stockholder’s Equity” of our audited consolidated financial statements included in our 2023 Form 10-K.

(2)	Represents the payment of health insurance premiums by the Company.

(3)	Mr. Meyer was appointed to serve as the Company’s Chief Operating Officer on September 10, 2021 and his position was terminated on January 31, 2025.
(4)	Mr. Lowenthal was appointed to serve as the Company’s Chief Financial Officer on March 8, 2024.

Narrative Disclosure to the Summary Compensation Table

The following is a discussion of certain terms that we believe are necessary to understand the information disclosed in the Summary Compensation Table.

Base Salaries

The Company’s Named Executive Officers receive a base salary for services rendered to the Company, which is set forth in their respective employment agreements. The base salary payable to each Named Executive Officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role, and responsibilities. From April 1, 2020, through September 8, 2021, Mr. Lai received a base salary of $100,000 which was increased to $275,000, effective as of September 1, 2022 and increased to $350,000 as of November 1, 2022. On May 1, 2025, Mr. Lai agreed to lower his annual base salary to $150,000 per year which was increased to $200,000 on July 1, 2025, and remains at this level as of March 31, 2026.

Mr. Lowenthal joined the Company on March 8, 2024, and his base salary was $200,000 per year which was increased to $225,000 effective as of July 1, 2025, and remains at this level as of March 31, 2026.

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

On October 19, 2022, the Compensation Committee granted non-qualified stock options of 200,000 shares to Mr. Folkes the vest equally over a three-year period with 66,667 shares beginning on October 19, 2022. These options will automatically vest if there is a Change in Control (as defined in our Equity Incentive Plan).

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END 2026

The following table sets forth for each Named Executive Officer, information regarding outstanding equity awards as of March 31, 2026. Market value is based on the closing stock price of $.70 on March 31, 2026.

		Option Awards				Stock Awards
Name	Grant Date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($)(1)
John Lai	10/31/2019	90,000	—	2.24	10/31/2024	—		$—
	12/31/2019	19,847	—	1.95	12/31/2024	—		—
	3/31/2020	24,253	—	1.27	3/31/2025	—		—
	6/30/2020	7,441	—	1.60	6/30/2025	—		—
	9/25/2021					100,500	(2)	276,375

Garry Lowenthal (6)	—	—	—	—	—	—		$—

Randall Meyer	1/15/2020	10,547	—	1.20	1/15/2029	—		$—
	12/31/2019	1,213	—	1.95	12/31/2024	—		—
	3/31/2020	1,104	—	1.27	3/31/2025	—		—
	6/30/2020	559	—	1.60	6/30/2025	—		—
	9/09/2021	—	—	—	—	21,666	(5)	59,582

(1)	The value reported for the RSUs was determined by multiplying the number of unvested RSUs by the closing market price of $0.70 of the Company’s common stock on March 31, 2026.

(2)	Comprised of 50,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, and 50,500 unvested shares underlying an RSU award granted on February 24, 2023, which will vest in equal monthly installments of 10,100 shares beginning April 1, 2023, with both awards subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a Change of Control (as defined in our Equity Incentive Plan).

(3)	Mr. Folkes was granted a nonqualified stock option grant on October 19, 2022 to purchase 200,000 shares of our common stock at an exercise price of $2.40 per share. The options have a seven-year life and vest 66,667 shares on October 19. 2022, 66,667 shares on October 19, 2023, and 66,666 shares on October 19, 2024. The options will vest automatically if there is a change of control (as defined in our Equity Incentive Plan).

(4)	Comprised of 14,000 unvested shares underlying an RSU award granted on April 14, 2021, which will vest on January 1, 2024, and 18,000 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, with both RSU awards subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a change of control (as defined in our Equity Incentive Plan).

(5)	Comprised of 21,666 unvested shares underlying an RSU award granted on September 9, 2021, which will vest on March 31, 2024, subject to the executive’s continued employment with the Company. The RSUs will vest automatically if there is a Change of Control (as defined in our Equity Incentive Plan).

(6)	Mr. Lowenthal employment began on March 8, 2024. No RSUs or stock options were issued in fiscal year 2025 or 2026. Mr. Lowenthal’s employment agreement issued 90,000 shares of restricted common stock, based on a vesting schedule. During the fiscal year 2025, the Compensation Committee removed the vesting schedule and had the restricted shares issued.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of June 29, 2026 (the “Record Date”), we had 36,421,745 shares of our common stock issued and outstanding. The following table sets forth, as of the Record Date, information concerning the beneficial ownership of shares of our common stock held by our directors, our named executive officers, our directors, and executive officers as a group, and each person known by us to be a beneficial owner of more than 5% of our outstanding common stock. Unless otherwise indicated, the business address of each of our directors, executive officers, and beneficial owners of more than 5% of our outstanding common stock is c/o PetVivo Holdings, Inc., 5151 Edina Industrial Blvd. Suite 575, Edina, MN 55439. Each person has sole voting and investment power with respect to the shares of our common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Beneficial Ownership (%)
John Lai (2)	2,306,913	5.57%
Garry Lowenthal (3)	878,881	2.12%
Randall Meyer (4)	631,952	1.53%
Joseph Jasper (6)	140,159	0.34%
Diane Levitan (7)	71,489	0.17%
Robert Rudelius (8)	403,392	0.97%
Robert Costantino (9)	108,661	0.26%
Joshua Ruben(10)	46,332	0.11%
All Directors and Executive Officers as a Group (8 Persons) (12)	4,587,779	11.08%

Owners of more than 5% of our Stock
Alan Sarroff (13)	16,433,204	39.6%
Alexander Nazarenko(5)	7,817,835	18.87%
Stanley Cruden (14)	3,620,163	8.74%

*	Less than one percent.

(1)	Unless otherwise indicated, the business address of each officer and director of the Company is c/o PetVivo Holdings, Inc., 5151 Edina Industrial Boulevard, Suite 575, Minneapolis, MN 55439.

(2)	Amount consists of 2,306,913 shares owned by Mr. Lai and warrants to purchase 141,815 shares and RSUs for 10,100 shares that are vested or will vest within 60 days of the Record Date.

(3)	Garry Lowenthal was granted 90,000 common shares to vest as follows: 45,000 shares on January 28, 2025and 45,000 shares on January 28, 2026. During the fiscal year ending March 31, 2025, the Compensation Committee removed the vesting schedule for Mr. Lowenthal. Amount consists of 878,881 shares owned by Mr. Lowenthal.

(4)	Amount consists of 631,952 shares that are owned directly by Mr. Meyer and includes warrants to purchase 13,423 shares that are vested or will vest within 60 days of the Record Date. Mr. Meyer’s last day of employment was January 31, 2025.

(5)	Alexander Nazarenko owns 2,817,835 shares of Common Stock and 5,000,000 of our Series B Preferred Stock, for total ownership of 7,817,835 shares.

(6)	Amount includes 140,159 shares held by Mr. Jasper.

(7)	Amount consists 71,489 shares held by Ms. Levitan and options held by Ms. Levitan to purchase 35,954 shares at $1.06 per share that have vested or will vest within 60 days of the Record Date.

(8)	Amount consists of 403,392 shares held by Mr. Rudelius directly, in his IRA, and by Noble Ventures, LLC,a company controlled by Mr. Rudelius.
(9)	Amount consists of 108,661 shares held by Mr. Costantino.

(10)	Amount consists of 46,332 shares held by Mr. Ruben.

(11)	Not used.

(12)	Amount includes 4,587,779 shares held by the Named Executive Officers and Directors directly, as a group of eight (8) persons.

(13)	As reported in Mr. Sarroff’s Schedule 13D filed with the SEC on March 13, 2026, reported ownership as A.L. Sarroff Fund, LLC,. Mr. Sarroff’s directly owns 16,433,204 common shares and 6,105,008 warrants as follows: The Warrants are exercisable on the following schedule: 1,166,668 warrants exercisable as of August 8, 2026; 111,112 warrants exercisable as of December 14, 2026; 571,430 warrants exercisable as of May 15, 2027; 430,798 warrants exercisable as of April 29, 2027; 75,000 warrants exercisable as of June 20, 2027; 2,500,000 warrants exercisable as of August 12, 2027; and 1,250,000 warrants exercisable as of March 13, 2029.

(14)	As reported in Mr. Cruden’s Schedule 13G filed with the SEC on January 20, 2026, Mr. Cruden directly owns 3,620,163 common shares.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Auditor Information:

Auditor Name: Stephano Slack LLC

PCAOB ID: 3523

Location: Wayne, Pennsylvania

Audit Fees

The aggregate fees billed for the fiscal years ended March 31, 2026 and 2025 for professional services rendered by Stephano Slack LLC, the principal accountant for the audit of the Company’s annual financial statements included in our Form 10-K and review of our quarterly unaudited financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $52,000 and $59,500 respectively.

Audit-Related Fees

For the fiscal years ended March 31, 2026 and 2025, there were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.”

Tax Fees

For the fiscal years ended March 31, 2026, and 2025, there were no fees billed for services for tax compliance, tax advice, and tax planning work by our principal accountants.

All Other Fees

None.

Pre-Approval Policies and Procedures

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by the independent public accountants. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Stephano Slack LLC and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent public accountants in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis. The Audit Committee approved one hundred percent (100%) of all services provided by Stephano Slack LLC during Fiscal 2026 and 2025.

The Audit Committee has considered the nature and amount of the fees billed by Stephano Slack LLC and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of both Stephano Slack LLC and Assurance Dimension.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

3.1	Articles of Incorporation, as amended (incorporated by reference to Exhibit 3.1 in the Company’s Registration Statement on Form S-8 filed with the SEC on June 17, 2022).

3.2	Bylaws (incorporated by reference to Exhibit 3.3 in the Company’s Registration Statement on Form S-1 (File No. 333-173569) filed with the SEC on April 18, 2011).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 in the Company’s Annual Report on Form 10-K for fiscal 202 filed with the SEC on June 24, 2022).

10.1	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and John Lai, as amended in November 2022 and February 2023 and further amended May 1, 2025 (incorporated by reference to Exhibit 10.1 in the Company’s Annual Report on Form 10-K for fiscal 2025 filed with the SEC on July 10, 2025).+

10.2	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and Robert Folkes, as amended in November 2022 (incorporated by reference to Exhibit 10.2 in the Company’s Annual Report on Form 10-K for fiscal 2025 filed with the SEC on July 10, 2025).+

10.3	Employment Agreement effective as of November 1, 2021 between PetVivo Holdings, Inc. and Randall Meyer, as amended in November 2022 (incorporated by reference to Exhibit 10.3 in the Company’s Annual Report on Form 10-K for fiscal 2025 filed with the SEC on July 10, 2025).+

10.4	Employment Agreement and Restricted Stock Award Agreement, dated March 8, 2024, between PetVivo Holdings, Inc. and Garry Lowenthal (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on March 14, 2024)

10.5	PetVivo, Inc. 2020 Equity Compensation Plan (incorporated by reference to Appendix B in the Company’s Definitive Information Statement filed with the SEC on September 1, 2020).+

10.6	Form of Employee Stock Option Agreement for use with the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.7	Form of Non-Employee Director Stock Option Agreement for use with the PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.8	Form of Employee Restricted Stock Unit Award Agreement for use with PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.6 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.9	Form of Non-Employee Director Restricted Stock Unit Award Agreement for use with PetVivo Holdings, Inc. 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).+

10.10	Distribution Services Agreement made as of June 17, 2022 by and between MWI Veterinary Suppl Co, Inc. and PetVivo Holdings, Inc. (incorporated by reference to Exhibit 10.1 in the Company’s Quarterly Report on 10-Q filed with the SEC on August 11, 2022).

10.11	Lease dated January 10, 2023 by and between PetVivo Holdings, Inc. and Dewey AL L.L.C. and Dewey MS L.L.C (incorporated by reference to Exhibit 10.11 in the Company’s Annual Report on Form 10-K for fiscal 2025 filed with the SEC on July 10, 2025).

10.12	Settlement and General Release Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and its wholly-owned subsidiaries and David B. Masters (incorporated by reference to Exhibit 10.3 in the Company’s Form 8-K filed with the SEC on September 17, 2020).

10.13	Consulting Agreement effective September 1, 2020 between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.4 in the Company’s Form 8-K filed with the SEC on September 17, 2020). +

10.14	Note Conversion Agreement effective as of October 15, 2020 by and between PetVivo Holdings, Inc. and David B. Masters (incorporated by reference to Exhibit 10.1 in the Company’s Form 8-K filed with the SEC on October 26, 2020).

10.15	Escrow Agreement effective as of December 16, 2019 by and between PetVivo Holdings, Inc., John Dolan and John Lai (incorporated by reference to Exhibit 10.13 in the Company’s reference to Exhibit 10.3 in the Company’s Form S-1/A (File No. 333-24942) filed with the SEC on December 31, 2020).+

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 in the Company’s Annual Report on Form 10-K for fiscal 2022 filed with the SEC on June 24, 2022).

23.1	Consent of Stephano Slack LLC*

31.1	Certification of Principal Executive Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*Filed herewith

+ Indicates compensatory plan

ITEM 16. FORM 10-K SUMMARY

Not Applicable.

ITEM 17.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PetVivo Holdings, Inc., a Nevada corporation

June 29, 2026	By:	/s/ John Lai
John Lai
	Its:	CEO, President and Director (Principal Executive Officer)

June 29, 2026	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John Lai	June 29, 2026
John Lai
CEO, President, and Director
(Principal Executive Officer)

/s/ Garry Lowenthal	June 29, 2026
Garry Lowenthal
Chief Financial Officer

/s/ Diane Levitan	June 29, 2026
Diane Levitan
Director

/s/ Robert Costantino	June 29, 2026
Robert Costantino
Director

/s/ Joseph Jasper	June 29, 2026
Joseph Jasper
Director

/s/ Robert Rudelius	June 29, 2026
Robert Rudelius
Director

/s/ Joshua Ruben	June 29, 2026
Joshua Ruben
Director

PETVIVO HOLDINGS, INC.

INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements for the Years Ended March 31, 2026 and 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of PetVivo Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Petvivo Holdings, Inc. and its Subsidiaries (the Company) as of March 31, 2026 and 2025, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2026, and the related consolidated notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt About its Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 12 to the consolidated financial statements, for the year ended March 31, 2026 the Company has a net loss of $10,473,672 and net cash used in operating activities of $6,107,286 and has an accumulated deficit of $102,075,765 on March 31, 2026 which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Wayne, Pennsylvania

June 29, 2026

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2026	March 31, 2025
Assets:
Current Assets
Cash	$200,782	$227,689
Accounts receivable, net of allowance for credit losses	100,843	60,573
Subscriptions receivable	600,000	4,400,000
Inventory, net of allowances (Note 2)	538,366	323,504
Investments	150,000	150,000
Prepaid expenses and other current assets (Note 3)	269,930	447,801
Total Current Assets	1,859,921	5,609,567

Property and Equipment, net (Note 4)	448,881	766,874

Other Assets:
Operating lease right-of-use	54,711	961,539
Patents and trademarks, net (Note 5)	20,509	23,725
Licensing Agreements, net (Note 6)	1,179,889	1,950,000
Security deposit	12,830	27,490
Total Other Assets	1,267,939	2,962,754
Total Assets	$3,576,741	$9,339,195

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$547,421	$821,081
Accrued expenses (Note 7)	453,713	948,554
Operating lease liability – current portion	54,711	163,834
Notes payable and accrued interest-current portion (Note 8)	321,447	312,865
Convertible notes payable and accrued interest, net of debt discount of $0 and $149,644 (Note 9)	-	1,622,377
Derivative liabilities	-	448,089
Total Current Liabilities	1,377,292	4,316,800
Other Liabilities
Operating lease liabilities (net of current portion)	-	797,705
Notes payable and accrued interest (net of current portion) (Note 8)	-	5,442
Total Other Liabilities	-	803,147
Total Liabilities	1,377,292	5,119,947

Commitments and Contingencies (see Note 11)

Stockholders’ Equity: (Note 13)
Preferred stock, par value $0.001 per share, 20,000,000 shares authorized:
Series A Preferred stock: 0 and 3,045,000 shares issued and outstanding at March 31, 2026 and 2025	-	3,045
Series B Preferred stock: 5,000,000 shares issued and outstanding at March 31, 2026 and 2025	5,000	5,000

Common stock, par value $0.001 per share, 250,000,000 shares authorized, 35,849,919 and 24,181,537 shares issued and outstanding at March 31, 2026 and 2025	35,850	24,182
Common stock to be issued	649,750	-
Additional Paid-In Capital	103,584,614	95,385,511
Accumulated Deficit	(102,075,765)	(91,198,490)
Total Stockholders’ Equity	2,199,449	4,219,248
Total Liabilities and Stockholders’ Equity	$3,576,741	$9,339,195

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2026	2025
Revenues	$1,141,607	$1,132,533

Cost of Sales	386,856	137,677
Gross Profit	754,751	994,856

Operating Expenses:

Sales and Marketing	3,069,104	2,644,095
Research and Development	1,415,032	1,583,250
General and Administrative	4,333,577	4,823,230
Impairment Expense	1,000,000	-

Total Operating Expenses	9,817,713	9,050,575

Operating Loss	(9,062,962)	(8,055,720)

Other Income (Expense)
Loss on Disposal of Assets	(149,125)	-
Gain on Extinguishment of debt	-	66,076
Unrealized Loss on Change in Derivative Liabilities	(320,404)	(106,513)
Other Income	111,517	56,399
Interest Income	13,099	-
Interest Expense	(1,065,797)	(359,408)
Total Other Income (Expense)	(1,410,710)	(343,446)

Loss before taxes	(10,473,672)	(8,399,166)

Income Tax Provision	-	-

Net Loss	(10,473,672)	(8,399,166)
Less: Series B Preferred Stock Dividends	(403,603)	-
Net Loss Available to Common Stockholders	$(10,877,275)	$(8,399,166)

Net Loss Per Share:
Basic and Diluted	$(0.38)	$(0.41)

Weighted Average Common Shares Outstanding:
Basic and Diluted	30,154,631	20,491,422

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Years Ended March 31, 2026 and 2025

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Common Stock To Be	Accumulated
	Shares	Amount	Shares	Amount	Capital	Amount	Capital	Issued	Deficit	Total
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	5,000,000	$5,000	$95,385,511	$-	$(91,198,490)	$4,219,248
Sale of Common stock and warrants	843,750	844	-	-	-	-	674,156		-	675,000
Common stock to be issued	-	-	-	-	-	-	-	600,000	-	600,000
Common stock issued for services	203,404	203	-	-	-	-	192,473		-	192,676
Common stock issued for conversion of Accounts Payable	8,000	8	-	-	-	-	5,992		-	6,000
Common stock issued for exercise of warrants	940,000	940	-	-	-	-	850,810		-	851,750
Common stock issued to employees and directors for compensation	1,530,435	1,530	-	-	-	-	1,367,247	49,750	-	1,418,527
Conversion of Series A preferred to common stock	3,045,000	3,045	(3,045,000)	(3,045)	-	-	-		-	-
Dividends declared on Series B Preferred stock	-	-	-	-	-	-	-		(403,603)	(403,603)
Conversion of accrued dividends to common stock	252,830	253	-	-	-	-	278,350		-	278,603
Common stock issued for licensing agreement	1,000,000	1,000	-	-	-	-	799,000		-	800,000
Common stock issued for conversion of debt and accrued interest	3,669,806	3,670	-	-	-	-	2,014,484		-	2,018,154
Beneficial conversion feature	-	-	-	-	-	-	786,908		-	786,908
Reclass of fair value of derivative liability	-	-	-	-	-	-	768,493		-	768,493
Stock based compensation	-	-	-	-	-	-	461,365		-	461,365
Vesting of restricted stock units	175,157	175	-	-	-	-	(175)		-	-
Net loss									(10,473,672)	(10,473,672)
Balance at March 31, 2026	35,849,919	$35,850	-	$-	5,000,000	$5,000	$103,584,614	$649,750	$(102,075,765)	$2,199,449

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at March 31, 2024	17,058,620	$17,059	-	$-	-	-	$83,468,218	$(82,799,324)	$685,953
Sale of Common stock and warrants	3,060,588	3,061	-	-	-	-	2,047,039	-	2,050,100
Sale of Series A Preferred stock	-	-	3,045,000	$3,045	-	-	1,214,955	-	1,218,000
Sale of Series B Preferred stock	-	-	-	-	5,000,000	$5,000	4,995,000	-	5,000,000
Conversion of debt and interest to common stock	430,798	431	-	-	-	-	301,127	-	301,558
Common stock issued for services	1,120,000	1,120	-	-	-	-	573,171	-	574,291
Common stock issued Licensing Agreement	1,000,000	1,000	-	-	-	-	999,000	-	1,000,000
Common stock issued for investment	230,770	231	-	-	-	-	149,769	-	150,000
Cashless warrant exercise	2,316	2	-	-	-	-	(2)	-	-
Cancellation of stock awards	(25,000)	(25)	-	-	-	-	(13,725)	-	(13,750)
Common stock in lieu of compensation	725,436	725	-	-	-	-	372,525	-	373,250
Stock option buyout program	150,072	150	-	-	-	-	72,658	-	72,808
Warrant derivative	-	-	-	-	-	-	98,684		98,684
Stock based compensation			-	-	-	-	1,107,520	-	1,107,520
Vesting of restricted stock units	427,937	428	-	-	-	-	(428)	-	-
Net loss	-	-	-	-	-	-	-	(8,399,166)	(8,399,166)
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	$5,000,000	$5,000	$95,385,511	$(91,198,490)	$4,219,248

The accompanying notes are an integral part of these consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	March 31, 2026	March 31,2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(10,473,672)	$(8,399,166)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	1,879,890	1,107,520
Depreciation and amortization	511,457	174,590
Amortization of Right-of-Use Asset	31,439	178,623
Unrealized loss on change in fair value of derivatives	320,404	290,616
Loss on disposal of fixed assets	149,125	-
Loss on impairment of licensing agreement	1,000,000	-
Loss on write down of inventory	239,935	-
Amortization of debt discount	936,552	106,513
Common stock issued for services	192,676	574,291
Stock issued in lieu of compensation, net of cancelled shares	-	359,500
Common stock issued for stock option buyout program	-	72,808
Gain on extinguishment of debt	-	(66,075)
Loss on sale of lease vehicles	-	1,018
Changes in Operating Assets and Liabilities
(Increase) decrease in prepaid expenses and other assets	177,871	97,710
(Increase) decrease in accounts receivable	(45,144)	(41,904)
(Increase) decrease in inventory	(454,797)	66,572
(Decrease) increase in accounts payable and accrued expenses	(649,027)	271,450
Lease liabilities	(31,439)	(179,641)
Accrued interest in notes payable	107,444	63,622
Net Cash (Used In) Operating Activities	(6,107,286)	(5,321,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(7,734)	(63,434)
Payments received on disposal of equipment	4,874	-
Payments made on licensing agreement	-	(500,000)
Security deposits	14,660	-
Net Cash Provided by (Used In) Investing Activities	11,800	(563,434)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock and warrants	675,000	2,050,100
Proceeds from exercise of warrants	-	1,818,000
Proceeds from preferred stock subscription receivable	4,400,000	-
Proceeds from the issuance of convertible debentures	160,000	1,865,000
Proceeds from the exercise of warrants	851,750	-
Proceeds from the issuance of notes payable	332,000	300,000
Repayments of notes payable	(350,171)	(7,427)
Net Cash Provided by Financing Activities	6,068,579	6,025,673
Net increase (decrease) in Cash	(26,907)	140,286)
Cash at Beginning of the Year	227,689	87,403
Cash at End of the Year	$200,782	$227,689

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Year For:
Interest	$21,801	$8,360
Income Taxes	$-	$-
SUPPLEMENTAL DISCLOSURE ON NON-CASH FINANCING AND INVESTING ACTIVITIES
Derecognition and decrease of operating lease right-of-use asset and lease liability	$(890,979)	$-
Common stock issued on conversion of convertible notes and accrued interest	$2,018,154	$301,558
(Decrease) increase to operating lease right of use asset and operating lease liabilities	$-	$(53,168)
Vesting of restricted stock units	$175	$428
Stock issued for conversion of accounts payable	$6,000	$-
Dividends declared on Series B preferred stock	$403,603	$-
Stock issued for conversion of accrued dividends	$278,603	$-
Stock issued for licensing agreement	$800,000	$1,000,000
Stock issued for investment	$-	$150,000
(Decrease) increase to accrued expenses for licensing agreement	$(125,000)	$500,000
Warrants issued as debt discount	$-	$98,684
Derivative liabilities as debt discount	$-	$341,576
Stock to be issued for common stock subscription receivable	$600,000	$-
Preferred stock subscription	$-	$4,400,000

The accompanying notes are an integral part of these consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2026 and 2025

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at March 31, 2026 and 2025.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At March 31, 2026 and 2025, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable is carried at its contractual amounts, less an estimated allowance for credit losses. Management estimates the credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of March 31, 2026 and 2025, the Company had not recorded an allowance for credit losses, as management determined that no reserve was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

(H) Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists primarily of finished goods.

The Company evaluates inventory for excess, and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, a reserve is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed at least annually and updated as needed based on the Company’s business plans and market conditions. The Company recorded an inventory reserve of $239,935 and $0 as of March 31, 2026 and 2025, respectively. The inventory reserve is due to a re-negotiation of the VetStem licensing agreement whereby the PrecisePRP product has not been selling as originally expected. Therefore, management decided to sell the PrecisePRP product line at a discount, as to reduce the inventory levels, resulting in the Company recording an inventory reserve of $239,935.

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

(J) Patents and Trademarks

The Company capitalizes direct costs for the maintenance and advancement of their patents and trademarks and amortizes these costs over the lesser of the useful life of 60 months or the legal life of the patent. The Company evaluates the recoverability of intangible assets periodically by considering events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired. The Company has chosen to amortize over a sixty (60) month period, as the patent assets are expected to generate economic benefits for only five (5) years.

(K) Loss Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with FASB ASC 260, Earnings Per Share. Basic EPS is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended March 31, 2026 and 2025, the Company reported a net loss; therefore, diluted EPS is calculated the same as basic EPS, as the inclusion of all potentially dilutive securities would be anti-dilutive.

The following securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

•	Options and warrants: 16,035,035 shares (2026); 14,668,813 shares (2025)
•	Unvested RSUs: 0 shares (2026); 205,314 shares (2025)

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2026 and 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI. Therefore, we have no distribution fees, no rebates and no right of return provisions. As a result, the Company no longer has any distribution fees, rebates or return liabilities recorded during our fiscal year ending March 31, 2026.

For the years ended March 31, 2026 and 2025, the Company recognized revenue from product sales under the Agreement of $0 and $430,818, respectively. This represents 0% and 38% of total revenues for the years ended March 31, 2026 and 2025, respectively.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	March 31, 2026	March 31, 2025
Accounts receivable	$-	$-
Rebate liability	57,264	57,264
Distribution fee payable	2,299	2,299

We currently don’t have any distributor agreements in place, as of March 31, 2026. Product sales for all domestic shipments into the United States occur once control or title is transferred based on the commercial terms purchase orders. Revenue is recognized upon delivery to the Distributor in the United States, with international shipments, freight terms are FOB our warehouses, as ownership transfers for these international shipments when our product is picked up; payment is due within 30 days for domestic orders and payment-in-advance for international distributors.

From time-to-time, we honor returns for short-dated inventory (close to expiration). Inasmuch, sales periodically are subject to returns; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of March 31, 2026 and 2025. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

For the years ended March 31, 2026 and 2025, the Company recognized revenue from product sales to Covetrus of $0 and $44,015, respectively. This represents 0% and 4% of total revenues for the years ended March 31, 2026 and 2025, respectively. There were no accounts receivable from Covetrus at March 31, 2026 and 2025. As of February 28, 2025, the Company no longer has a distribution agreement in place with Covetrus, whereby the Company no longer has any distribution fees, rebates or return liabilities recorded for the fiscal year ending March 31, 2026.

In December 2024, the Company entered into new wholesale distribution partnerships with Vedco, Inc. (“Vedco”) and Clipper Distributing, LLC (“Clipper”). A distribution service agreement was not signed with either distribution partner. Contracts with both distribution partners are evidenced by individual executed purchase orders. The purchase orders consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the terms in the purchase order. Revenue is recognized upon delivery to the Distributor for domestic shipments, and for international shipments, ownership transfers at the point of freight pickup from our warehouse, at which time we recognize the revenue for these international customers; payment is due within 30 days. Neither distribution partnership provides for a distribution fee payable or a rebate payable.

For the years ended March 31, 2026 and 2025, the Company recognized revenue from product sales to Vedco of $809,161 and $288,929, respectively. This represents 71% and 26% of total revenues for the years ended March 31, 2026 and 2025, respectively. Accounts receivable from Vedco was $83,494 and $53,904 at March 31, 2026 and 2025.

For the years ended March 31, 2026 and 2025, the Company recognized revenue from product sales to Clipper of $40,521 and $194,504, respectively. This represents 4% and 17% of total revenues for the years ended March 31, 2026 and 2025, respectively. There were no accounts receivable from Clipper at March 31, 2026 and 2025.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities. approximates their fair value as of March 31, 2026, and March 31, 2025, due to the short-term nature of these items.

The fair value of the Company’s debt approximates its carrying value as of March 31, 2026 and 2025 because the stated interest rates and terms of the debt are consistent with those currently available to the Company for similar instruments.

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

(P) Income Tax Provision

The Company is subject to income taxes in the U.S. The determination of these tax liabilities requires estimation, significant judgment, and interpretation of U.S. federal and state tax statutes, regulations, and case laws. Additionally, governing tax legislation could change significantly with little or no notice. It is important for us to monitor economic, political, and other conditions in the various countries with operations as changes in a jurisdiction’s conditions could impact the amount of deferred tax assets or our ability to utilize deferred tax assets in the future.

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the related temporary differences reverse or the carryforwards are utilized. The Company establishes a valuation allowance to reduce deferred tax assets to the amount expected to be realized when, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As required by FASB ASC 450, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense.

The Company is not currently under examination by any federal or state jurisdiction.

(Q) Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended March 31, 2026 and applied the guidance on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 14 for further details.

NOTE 2 – INVENTORY

Inventory consists of the following at March 31, 2026 and March 31, 2025:

	March 31, 2026	March 31, 2025
Finished goods, net of allowances	$291,218	$21,782
Work in process	21,850	41,540
Raw materials	225,298	260,182
Total	$538,366	$323,504

As of March 31, 2026, the Company recorded an inventory allowance of $239,935 to reserve for the current market conditions with its licensed PrecisePRP™ (Platelet-Rich Plasma) product. The Company is undergoing negotiations to terminate its current licensing agreement with VetStem, whereby the PrecisePRP product has not been selling as originally expected. Therefore, management decided to sell the PrecisePRP product line at a discount, as to reduce the inventory levels, resulting in the Company recording an inventory reserve of $239,935.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2026, the Company had $269,930 in prepaid expenses and other current assets consisting primarily of $102,000 in insurance costs, $72,000 in prepaid investor relations expenses, $47,000 in software subscription fees, $36,000 in OTC markets and FINRA fees, and $9,000 in consulting fees.

As of March 31, 2025, the Company had $447,801 in prepaid expenses and other current assets consisting primarily of $195,000 of supplier advance, $128,000 in insurance costs, $47,000 in investor relations services, $26,000 in rent, $24,000 in software subscription fees and $20,000 in Nasdaq and FINRA fees.

NOTE 4 – PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following at March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Leasehold improvements	$258,099	$424,041
Production equipment	619,229	708,150
R&D equipment	25,184	25,184
Computer equipment and furniture	155,306	155,305
Total, at cost	1,057,818	1,312,680
Accumulated depreciation	(608,937)	(545,806)
Property and equipment, net	$448,881	$766,874

For the years ended March 31, 2026 and 2025, depreciation expense was $63,131 and $118,216, respectively.

NOTE 5 – PATENTS AND TRADEMARKS, NET

The components of patents and trademarks, all of which are finite-lived, were as follows:

	March 31, 2026	March 31, 2025
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,875,690)	(3,872,474)
Patents and trademarks, net	$20,509	$23,725

For the years ended March 31, 2026 and 2025, amortization expenses were $3,216 and $6,374, respectively. The Company currently has six (6) U.S. and four (4) foreign patents issued, with two (2) additional patent applications pending with the United States Patent and Trademark Office

NOTE 6 – LICENSING AGREEMENTS

The components of licensing agreements, all of which are finite-lived, were as follows:

	March 31, 2026	March 31, 2025
License Agreements	$2,800,000	$2,000,000-
Impairment write-off	(1,000,000)	-
Contract Liability	(125,000)	-
Accumulated Amortization	(495,111)	(50,000)
Total net	$1,179,889	$1,950,000

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP™ (Platelet-Rich Plasma) for both canine and equine products. The exclusive licensing agreement is a five-year agreement whereby the Company paid an initial licensing fee of $2,000,000, which was paid in a combination of $500,000 cash, $1,000,000 in stock issuances and $500,000 in future contract payments. The Company paid $125,000 in contract payments in August 2025 and $125,000 in November 2025. Future contract payments included in accrued expenses as of March 31, 2026 and 2025 were $125,000 and $500,000, respectively. The licensing fee is amortized over sixty (60) months, the term of the agreement. The licensing agreement also has a nominal royalty fee payment between 3% to 4.5%, commencing in the seventh month of the licensing agreement. The royalty fee expense was $10,837 and $0 for the years ended March 31, 2026, and 2025, respectively. The Company also issued 250,000 warrants, with a strike price of $1.25 per share for a term of three years. The total warrant expense is fair valued at $46,030 to be amortized over thirty-six months. The Company used the Black-Scholes option pricing model to calculate the warrant fair value, with the following assumptions: no dividend yield, expected volatility of 115.1%, risk free interest rate of 4.02%, and expected warrant life of 3 years. Warrant expense was $15,348 and $1,913 for the years ended March 31, 2026, and 2025, respectively.

Amortization expense was $400,000 and $50,000 for the years ended March 31, 2026, and 2025, respectively.

As of March 31, 2026, the Company decided the long-term viability of selling the VetStem PrecisePRP products was not in the Company’s best interests, as the market is not accepting the PRP product as expected. The Company sent VetStem on Notice of Termination for the license agreement, along with a transition period to move the remaining inventory within a six to nine month period. This licensing agreement Notice of Termination effectively reduces the licensing agreement from 60 months to 24 months, resulting in a licensing agreement impairment expense for the reduction of the licensing period. As of March 31, 2026, the Company recorded an impairment expense of $1,000,000. As a result of termination negotiations, the Company derecognized the $125,000 final milestone payment obligation, resulting in a corresponding reduction of the related contract payable.

In September 2025, the Company signed an exclusive licensing agreement with Digital Landia Holding Corp to utilize their Artificial Intelligence (AI) under a B2B white-label model to target a bigger share of the veterinary industry within North America, the United Kingdom, and potentially other markets. The Company will market the software as its own brand and logo through exclusive Software-as-a-Service access rights. The exclusive licensing agreement is a ten-year agreement whereby the Company issued 1,000,000 shares of its common stock, with a fair value of $800,000, for the licensing fee. The fair value of the common stock issued as consideration was determined based on the quoted market price of the Company’s common stock on the measurement date. The licensing fee is recorded as an intangible asset and is amortized over one-hundred twenty (120) months, the term of the agreement. The licensing agreement also has a royalty fee payment between 10% and 15%, commencing in the thirteenth month of the licensing agreement. No royalty expense was incurred for the year ended March 31, 2026.

Amortization expense was $45,111 and $0 for the years ended March 31, 2026, and 2025, respectively.

NOTE 7 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	March 31, 2026	March 31, 2025
Contract payable	$125,000	$500,000
Accrued payroll and related taxes	134,000	284,312
Accrued expenses	194,713	164,242
Total	$453,713	$948,554

Pursuant to a lease on the Company’s manufacturing facility, the Company had recorded $332,238 as payable to the lessor. As of March 31, 2025, the Company determined that $66,075 of accounts payable had exceeded the statute of limitations for payments for the period ending March 31, 2025. As a result, following legal advice, a total of $66,075 of these payables were extinguished from the Company’s balance sheets at March 31, 2025, and the gain on extinguishment of debt was included in other income on the Consolidated Statement of Operations. There were no accounts payable that were extinguished from the Company’s balance sheet at March 31, 2026.

NOTE 8 – NOTES PAYABLE AND ACCRUED INTEREST

In January 2020, the Company entered into a lease amendment for its corporate office facility whereby the lease term was extended through November of 2026 in exchange for a loan of $42,500. The note payable accrues interest at a rate of 6% per annum. The Company paid off the loan in its entirety in September 2025. As of March 31, 2026 and 2025, the amount outstanding on the note was $0 and $13,244, respectively. As of March 31, 2025, the Company classified $7,802 as a current liability and $5,442 in other liabilities.

On December 20, 2024, the Company entered into a promissory note for $100,000. The note accrued interest at a rate of 12% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the 20th day of June 2025, with an amended maturity date of December 31, 2025. On March 3, 2025, the Company entered into another promissory note for an additional $200,000 with the same terms. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before September 3, 2025. On July 15, 2025, the Company repaid in full $315,618 of the promissory note plus accrued interest of $15,618.

In May and June 2025, the Company entered into three separate promissory notes totaling $12,000. The notes accrued interest at a rate of 10% per annum. The entire unpaid principal balance, together with interest, shall be due and payable in full on or before the earlier of December 31, 2025, or the date the Company receives the remaining balance of the $5 million Series B Subscription. The Company repaid the three promissory notes plus accrued interest of $293 for a total of $12,293 on July 14, 2025.

In February and March 2026, the Company entered into two separate promissory notes totaling $320,000. The notes accrued interest at a rate of 6% per annum. The first promissory note was initiated on February 26, 2026, in the amount of $150,000 with a maturity date of February 26, 2027. The second promissory note was initiated on March 11, 2026, in the amount of $170,000 with a maturity date of March 11, 2027. Accrued interest on both notes at March 31, 2026, was $1,447.

As of March 31, 2026, total non-convertible notes payable, including accrued interest, were $321,447, consisting of $321,447 classified as current liability and $0 classified as long-term liabilities. As of March 31,2025, the balance totaled $318,307, consisting of $312,865 classified as current liability and $5,442 classified as long-term liabilities within other liabilities.

Interest expense for the years ended March 31, 2026 and 2025 was $12,667 and $6,138, respectively. Repayments of notes payable for the years ended March 31, 2026 and 2025 was $350,171 and $7,427, respectively.

NOTE 9 – CONVERTIBLE NOTES PAYABLE AND ACCRUED INTEREST

On March 8, 2024, the Company entered into a convertible promissory note for $150,000. The note accrued interest at a rate of 10% per annum. The principal and accrued interest were due in April 2024. The holder of the note had the option to convert the principal and accrued interest into shares of the Company’s common stock at a conversion rate of $0.70 per share. On April 10, 2024, the company entered into another promissory note for an additional $150,000 whereby the new principal balance was $300,000 with the same terms. On April 29, 2024, the noteholder converted the $300,000 principal balance, along with $1,558 of accrued interest into 430,798 common shares.

From September 1, 2024 through March 31, 2025, the Company borrowed $1,715,000 in convertible promissory notes with conversion terms of the lessor of our stock trading price or $0.50 per share with an interest rate of 10% per annum. On June 10, 2025, the Company entered into a promissory note for $160,000 at a rate of 10% per annum and a maturity date of December 31, 2025. This note included the issuance of 75,000 warrants, with a two-year term and a strike price of $0.75 per share and had a fair value of $23,649. The Company used the Black-Scholes option pricing model to calculate the warrant fair value, with the following assumptions: no dividend yield, expected volatility of 119.3%, risk free interest rate of 3.72%, and expected option life of 2.0 years. The fair value is required to be recorded as a debt discount and amortized to interest expense over the term of the note. Amortization of the debt discount, included in interest expense, was $2,956 and $23,649 for the three and nine months ended December 31, 2025.

On September 30, 2025, the Company repaid a $25,000 convertible promissory note, dated December 20, 2024, and accrued interest of $2,334.

On September 30, 2025, the Company issued 3,669,806 shares of common stock, with a fair value of $2,018,154, for conversion of all of the remaining convertible notes in the amount of $1,850,000 and accrued interest of $168,154.

The total convertible notes payables (all current liability), including accrued interest, for these convertible notes for the year ended March 31, 2026 is $0, and for the year ended March 31, 2025 is $1,772,021.

Interest expense, including amortization of debt discount, on these convertible notes payable for the years ended March 31, 2026 and 2025 was $113,467 and $57,021, respectively.

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

The new debt instrument issued upon extinguishment was recorded at its estimated fair value of $1,215,000. The Company recognized a beneficial conversion feature (“BCF”) of $786,908, calculated as the intrinsic value of the fixed conversion option on the commitment date (based on the excess of the Company’s closing stock price of $0.80 over the fixed conversion price of $0.50, multiplied by the number of shares issuable upon conversion). The BCF was recorded as a debt discount with a corresponding increase to additional paid-in capital. The debt discount is being amortized using the effective interest method.

The accounting impact of the amendment is summarized as follows, as of June 30, 2025:

Description	Amount
Carrying amount of extinguished debt	$1,215,000
Fair value of new debt issued	$1,215,000
Fair value of derivative reclassified to equity	$768,493
Beneficial conversion feature recorded as debt discount	$786,908

As of September 30, 2025, the beneficial conversion feature recorded as debt discount on the convertible notes and related warrants were fully amortized during the period, as the notes matured and were converted on September 30, 2025.

Convertible Notes Issued with Warrants

On February 14, 2025, a total of 250,000 warrants were issued for two Notes totaling $500,000. The warrants have a three-year term with an exercise strike price of $0.90 per share. The warrants were evaluated under ASC 480 and ASC 815 and determined to be equity-classified instruments. The fair value of the warrants at inception was recorded at a discount to the carrying value of the associated notes and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value at issuance was estimated using the binomial option pricing model with the following inputs: closing stock price of $0.74, strike price of $0.90, 3-year term, volatility rate of 113.7%, risk-free rate of 4.26%, and dividend yield of zero. The fair value of the warrants at inception was $98,684 and were being amortized over the thirty-six month term. On September 30, 2025, the convertible notes were converted into common stock and the unamortized remaining balance of the debt discount of $90,219 was fully amortized. Interest expense related to the amortization of the debt discounts associated with warrants was $98,684 and $5,053 for the years ended March 31, 2026 and 2025, respectively.

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

Derivative Liabilities – Variable Conversion Features

The Company had $1,215,000 of convertible notes that contained derivative features and evaluated the terms of these convertible notes and determined that certain embedded conversion features were not indexed to the Company’s own stock due to variable conversion price provisions. Accordingly, the embedded conversion features were bifurcated from the host debt instruments and accounted for as derivative liabilities in accordance with ASC 815, Derivatives and Hedging. All of the convertible notes contained derivatives, with similar conversion terms.

The derivative liabilities were measured at fair value on a recurring basis and classified as Level 3 within the fair value hierarchy due to the use of significant unobservable inputs. The initial fair value of the embedded derivatives was recorded as a debt discount with a corresponding derivative liability and was amortized to interest expense over the contractual term of the related notes using the effective interest method.

The fair value of the derivative liabilities was estimated using a binomial option pricing model. The significant assumptions utilized in determining the fair value of the derivative liabilities, based on the weighted-average of the convertible notes, were as follows:

Input	Inception	March 31, 2025	September 30, 2025
Closing stock price	$0.41	$0.60	$1.10
Conversion price	$0.50	$0.50	$0.50
Remaining contractual term (years)	3.0	2.75	2.25
Expected volatility	135.1%	103.5%	82.1%
Risk-free interest rate	4.16%	4.08%	3.85%
Dividend yield	0.0%	0.0%	0.0%

The following table summarizes activity in the Company’s derivative liabilities:

Amount
Fair value at inception	$341,576
Change in fair value during fiscal 2025	106,513
Fair value at March 31, 2025	448,089
Change in fair value through September 30, 2025	(320,404)
Fair value immediately prior to conversion	768,493
Derivative liabilities extinguished upon conversion	(768,493)
Fair value at March 31, 2026	$0

For the year ended March 31, 2026, the Company recognized an unrealized gain of $320,404 related to changes in the fair value of derivative liabilities. For the year ended March 31, 2025, the Company recognized an unrealized loss of $106,513 related to changes in the fair value of derivative liabilities.

On September 30, 2025, all outstanding convertible notes containing embedded derivative features were converted into shares of the Company’s common stock. Immediately prior to conversion, the Company remeasured the related derivative liabilities to fair value, resulting in an aggregate derivative liability balance of $768,493. Upon conversion, the derivative liabilities were extinguished and reclassified to additional paid-in capital as part of the equity issuance.

No gain or loss was recognized upon conversion. As a result, the Company had no outstanding derivative liabilities as of March 31, 2026.

Interest expense related to the amortization of debt discounts associated with derivative liabilities was $819,272 and $285,563 for the years ended March 31, 2026 and 2025, respectively.

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

NOTE 10 – RETIREMENT PLAN

In February 2021, the Company established a 401(k) retirement plan for its employees in which eligible employees can contribute a percentage of their compensation. The Company may also make discretionary contributions. For the years ended March 31, 2026 and 2025, the Company made contributions to the plan of $71,630 and $58,575, respectively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

The Company accounts for contingencies in accordance with ASC 450, Contingencies. A liability is recorded when it is probable that a loss has been incurred and the amount can be reasonably estimated. If a loss is reasonably possible but not probable, or if the amount cannot be estimated, the nature of the contingency and an estimate of the possible loss, if determinable, is disclosed. Remote contingencies are generally not disclosed unless related to guarantees. The Company is not currently party to any material legal proceedings and is not aware of any material loss contingencies requiring accrual or disclosure as of March 31, 2026.

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

The Company classifies our leases as buildings, vehicles or computer and office equipment and do not separate lease and non-lease components of contracts for any of the aforementioned classifications. In accordance with applicable guidance, we do not record leases with terms that are less than one year on the Consolidated Balance Sheets.

None of our lease agreements contain material restrictive covenants or residual value guarantees.

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017, which was renewed for an additional thirty months resulting in the lease expiration in November 2026. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of March 31, 2026, and 2025 was $2,434 and $2,386, respectively.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of March 31, 2026 and 2025 was $2,950 and $2,879, respectively.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of March 31, 2026 and 2025 was $0 and $8,631, respectively.

Lease Termination

The Company terminated its January 10, 2023 ten-year lease agreement on the 14,000 square foot production and warehouse space effective June 30, 2025. As consideration for the early termination of the lease, the Company paid the Landlord the unamortized portion of lease commissions, unamortized rent abatement, legal fees, termination fee, management fee and unamortized tenant improvements. In addition, the Company was responsible for paying all costs to release a mechanical lien attached to the property, including the costs related to the lien along with all legal fees and other costs incurred by the landlord. The Company also paid a fee equal to six months of base rent, common area maintenance, and real estate taxes for the unrented office area consisting of 3,794 rentable square feet as part of the termination of the lease. Total fees incurred for the termination of the lease for the years ended March 31, 2026 and 2025 were $314,768 and $0, respectively. On June 30, 2025, the Company recorded the derecognition of the right-of-use asset and lease liability of $890,979.

Vehicles and Other Operating Leases

The Company leased vehicles for certain members of its field sales organization during the three months ended June 30, 2024, under a vehicle fleet program whereby the noncancelable lease was for a term of 48 months. During the year ended March 31, 2025, all the leased vehicles under the vehicle fleet program were sold and the Company recognized a loss of $1,018 on the sale of the leased vehicles, reported in other income (expense). As a result of the sale, the Company recorded the derecognition of the right-of-use asset and lease liability of $53,168.

Operating vehicle lease expense for the years ended March 31, 2026, and 2025, was $0 and $42,658, respectively.

The following is a maturity analysis of the approximate annual undiscounted cash flows of the operating lease liabilities as of March 31, 2026:

2027	55,102
2028	-
2029	-
2030	-
Thereafter	-
Total	55,102
Less: amount representing interest	(390)
Total	$54,711

In compliance with ASC 842, the Company recognized, based on the extended lease terms to November 7, 2026, and March 2027, a weighted average incremental borrowing rate of 3.20%, an operating lease right-of-use assets for approximately $54,711 and corresponding and equal operating lease liabilities for the leases. As of March 31, 2026, the present value of future base rent lease payments based on the remaining lease term of 0.4 years, are as follows:

Present value of future base rent lease payments	$54,711
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$54,711

As of March 31, 2026 and 2025, operating lease right-of-use assets and operating lease liabilities were classified as follows:

	2026	2025
Operating lease right-of-use asset	$54,711	$961,539
Total operating lease assets	54,711	961,539

Operating lease current liability	54,711	163,834
Operating lease non-current liability	-	797,705
Total operating lease liabilities	$54,711	$961,539

Employment Agreements

The Company has employment agreements with its executive officers. As of March 31, 2026, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

Legal Proceedings

From time to time, the Company may be involved in legal proceedings arising in the ordinary course of business. In June 2026, a former employee filed a whistleblower retaliation complaint with the Occupational Safety and Health Administration (OSHA) under Sarbanes-Oxley Act (SOX), 18 U.S.C. § 1514A. The claimant alleges they were wrongfully terminated after reporting alleged governance and honesty in shareholder relations.

The Company is cooperating with OSHA’s ongoing investigation, denies all allegations and intends to vigorously defend against these allegations. At this preliminary stage, the outcome is uncertain. Although the Company cannot predict the ultimate outcome of this matter, based on currently available information, management does not believe that the ultimate resolution will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 12 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

For the year ended March 31, 2026, the Company incurred a net loss of $10,473,672 and used $6,107,286 of cash in operating activities. As of March 31, 2026, the Company had an accumulated deficit of $102,075,765. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

Management’s plans to address these conditions include continuing efforts to improve operating results, reduce operating costs, increase revenues, and obtain additional capital through debt and/or equity financing arrangements. The Company has historically relied on external financing to fund its operations and expects to continue to seek additional financing as needed.

There can be no assurance that the Company will be successful in achieving profitable operations, securing additional financing on acceptable terms, or successfully implementing its business plan. Accordingly, management has concluded that substantial doubt about the Company’s ability to continue as a going concern is not alleviated.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The number of shares available to grant under the Amended Plan was 0 shares at March 31, 2026.

Sale of Common Stock

Between April 2024 and February 2025, the Company sold an aggregate of 3,060,588 shares of restricted common stock in private offerings to various investors at prices ranging from $0.50 to $0.70 per share, raising total gross proceeds of $2,050,100.

In February 2026, the Company sold 343,750 shares of restricted common stock in a private offering to an investor at a price of $0.80 per share, raising gross proceeds of $275,000.

In March 2026, the Company entered into a private placement pursuant to which it agreed to sell 1,250,000 shares of restricted common stock at a purchase price of $0.80 per share for aggregate proceeds of $1,000,000. As of March 31, 2026, the Company had received $400,000 of the purchase price and recorded the remaining $600,000 as a subscription receivable pursuant to an enforceable subscription agreement. The transaction was recorded as common stock to be issued and a subscription receivable at March 31, 2026. The remaining $600,000 was received on April 20, 2026.

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

Series B Preferred Stock is entitled to receive a specific dividend in an annual amount equal to Ten Percent (10%) of the total amount paid to secure the Series B Convertible Preferred Stock. The dividend shall be paid to the holder by the Company in quarterly payments of Common Stock. The amount of shares pursuant to the dividend shall be calculated by dividing the total quarterly dividend payment by the greater of i) the volume weighted average price of the common stock for the prior trading ten (10) day period from the date the quarterly dividend is owed, or ii) fifty cents ($0.50). Also, non-cumulative dividends may be paid when, and if declared by the Company’s board of directors. Dividends declared were $403,603 and $0 for the years ended March 31, 2026, and 2025, respectively.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, no distributions of available funds and assets will be made to the holders of Common Stock until the holders of Series B Preferred Stock and Series A Preferred Stock receive a per share amount equal to the original issue price.

Common Stock

During the year ended March 31, 2026, the Company issued a total of 11,668,382 shares of common stock as detailed below:

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
xvi)	20,000 shares related to vesting of restricted stock units (“RSUs”), vesting in December 2025.
xvii)	84,000 shares in January 2026 to a service provider for consulting services fair valued at $95,760 based on the market price on the date of grant. The Company will expense these shares on a monthly basis through December 31, 2026.

xviii)	109,650 shares in January 2026, fair valued at $125,000, for conversion of $125,000 of accrued dividends on Series B Preferred Stock.
xix)	15,097 shares in January and February 2026, to a service provider for advisory services fair valued at $16,782 based on the market price at date of grant and expensed in the same period that they were issued.
xx)	200,148 shares to employees in January and March 2026 for performance services fair valued at $141,330 based on the market price at date of grant and expensed in the same period that they were issued.
xxi)	136,332 shares in January 2026 and March 2026 to the board of directors for advisory services and compensation fair valued at $98,640 based on the market price date of grant and expensed in the same period they were issued.
xxii)	843,750 shares in January 2026 to March 2026 in connection with the sale of stock at a price of $0.80 per share in exchange for proceeds of $675,000
xxiii)	10,000 shares in March 2026 to a service provider for consulting services fair valued at $6,940 based on the market price at date of grant and expensed for the period ending March 31, 2026.

During the year ended March 31, 2025, the Company issued a total of 7,122,917 shares of common stock and canceled 25,000 shares, as detailed below:

i)	1,889,434 shares in connection with the sale of stock in April and May 2024 in exchange for proceeds of $1,322,600 at a price of $0.70 per share;
ii)	430,798 shares in April 2024 in connection with the conversion of a convertible note plus interest in exchange for proceeds of $301,558 at a price of $0.70 per share;
iii)	320,000 shares in April 2024 to service providers for consulting services fair valued based on the market price on the date of grant of $173,400;
iv)	56,000 shares in May 2024 to service providers for consulting services fair valued based on the market price on the date of grant of $40,760;
v)	150,000 shares related to vesting of restricted stock units (“RSUs”), vesting in April 2024;
vi)	120,000 shares in July 2024 to service providers for consulting services fair valued based on the market price on the date of grant of $56,020;
vii)	5,000 shares related to vesting of restricted stock units (“RSUs”), vesting in July 2024;
viii)	37,312 shares related to vesting of restricted stock units (“RSUs”), vesting in September 2024;
ix)	240,000 shares in October 2024 to the Company’s executive officers, in lieu of compensation fair valued at $132,000, based on the market price on the date of grant;
x)	(25,000) shares returned in October 2024 by an executive officer for cancellation of shares issued in lieu of compensation valued at $13,750;
xi)	90,000 shares related to vesting of restricted stock units (“RSUs”), vesting in October 2024; and
xii)	225,000 shares in connection with the sale of stock in October and November 2024 in exchange for proceeds of $112,500 at a price of $0.50 per share;
xiii)	25,000 shares in October 2024 to a service provider for consulting services fair valued based on the market price on the date of grant of $11,500;
xiv)	60,000 shares in December 2024 to a service provider for consulting services fair valued based on the market price on the date of grant of $26,280;
xv)	375,000 shares in December 2024 to the Company’s executive officers for performance services fair valued based on the market price on the date of grant of $150,750;
xvi)	121,808 shares in December 2024 to the Company’s executive officers for conversion of accrued bonus fair valued at $50,000;
xvii)	72,812 shares related to vesting of restricted stock units (“RSUs”), vesting in December 2024.
xviii)	946,154 shares in connection with the sale of stock in January and February 2025 in exchange for proceeds of $615,00 at a price of $0.65 per share;
xix)	104,000 shares in January 2025 to service providers for consulting services fair valued based on the market price on date of grant of $77,780;
xx)	70,000 shares in January and February 2025 to employees for performance services fair valued based on the on date of grant of $41,500;
xxi)	52,500 shares related to vesting of restricted stock units (“RSUs”), vesting in January 2025;

xxii)	20,000 shares in February 2025 to service providers for consulting services fair valued based on the market price on the date of grant of $16,000;
xxiii)	20,000 shares in February 2025 to a Board Director for consulting services fair valued based on the market price on the date of grant of $10,800;
xxiv)	1,000,000 shares in February 2025 for purchase of an exclusive licensing agreement with VetStem, Inc fair valued at $1,000,000
xxv)	20,000 shares in March 2025 to service providers for consulting services fair valued at market on the date of grant of $11,000;
xxvi)	230,770 shares in March 2025 for investment in Digital Landia valued at $150,000;
xxvii)	225,000 shares in March 2025 to the Company’s executive officers for performance services fair valued at market on the date of grant of $156,250;
xxviii)	68,628 shares in March 2025 to the Company’s executive officers for conversion of accrued bonus fair valued at $35,000;
xxix)	150,072 shares in March 2025 for stock option buyout program fair valued at $72,808;
xxx)	20,312 shares related to vesting of restricted stock units (“RSUs”), vesting in March 2025;
xxxi)	2,317 shares in March 2025 related to a cashless warrant exercise

The Company has issued shares of common stock to providers of consulting services which are reported in the Consolidated Statements of Stockholders’ Equity. The value of these shares is reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services as reported in the Consolidated Statements of Cash Flows was $192,676 and $574,291 for the years ended March 31, 2026 and 2025, respectively.

Time-Based Restricted Stock Units

The Company has granted time-based restricted stock units to certain participants under the Amended Plan that are stock-settled with common shares. Time-based restricted stock units granted under the Amended Plan vest over three years. At March 31, 2026, there was $0 total unrecognized pre-tax compensation expense related to time-based restricted stock units.

The time-based restricted stock unit activity for the year ended March 31, 2026, was as follows:

	Units Outstanding	Weighted Average Grant Date Fair Value Per Unit	Aggregate Intrinsic Value (1)
Balance at March 31, 2024	32,000	$4.08	$32,000
Granted	611,250	0.66	-
Vested	(427,936)	0.89	-
Cancelled	(10,000)	3.04	-
Balance at March 31, 2025	205,314	$0.58	$123,188
Vested	(185,314)	0.59	-
Cancelled/Forfeited	(20,000)	0.55	-
Balance at March 31, 2026	-	$-	$-

1)	The aggregate intrinsic value of restricted stock units outstanding is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025 and the closing stock price of $0.70 for the Company’s common stock on March 31, 2026.

Stock Options

Stock options issued to employees typically vest over three years and have a contractual term of seven years. Stock-based compensation expense included in the Consolidated Statements of Operations was $13,772 and $485,109 for the years ended March 31, 2026, and 2025, respectively. As of March 31, 2026, all outstanding options were fully vested; therefore, there was no unrecognized stock option expense.

No stock options were granted or valued during the year ended March 31, 2026; therefore, no weighted-average assumptions are presented for the period.

Stock option activity for the years ended March 31, 2026 and 2025 was as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Balance at March 31, 2024	1,509,122	$1.98	5.7 years	$-
Granted	122,000	0.80	-	-
Cancelled	(1,473,168)	2.02	-	-
Balance at March 31, 2025	157,954	0.86	0.2 years	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Cancelled/Forfeited	(122,000)	0.80	-	-
Balance at March 31, 2026	35,954	$1.06	0.75 years	$-

Options exercisable at March 31, 2026	35,954	$1.06	0.75 years	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.70 for the Company’s common stock on March 31, 2026, and the closing stock price of $0.60 for the Company’s common stock on March 31, 2025.

Warrants

During the year ended March 31, 2026, the Company issued warrants to purchase an aggregate of 2,490,000 shares of common stock as follows:

i)	470,000 warrants from June 2025 through January 2026 in connection with consulting agreements fair valued at $147,483 and recorded as stock compensation expense.
ii)	2,020,000 warrants from January through March 2026 in connection with the sale of stock in a private offering

These warrants’ fair values were arrived at by using the Black-Scholes valuation model with the following assumptions:

	Year Ended	Year Ended
	March 31, 2026	March 31, 2025
Stock price on valuation date	$0.70-$1.15	$0.49 - $0.68
Exercise price	$0.75-$1.10	$0.50 -$3.00
Term (years)	2.0 – 3.0	2.0 – 3.0
Volatility	106.1-119.3%	115.1%-140.1%
Risk-free rate	3.72-3.81%	4.02 – 4.64%

A summary of warrant activity for the years ended March 31, 2026, and 2025 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercisable Price

Outstanding, March 31, 2024	7,768,946	3.29	5.7	3.29
Issued	7,110,232	-	-	-
Expired	(246,319)	-	-	-
Outstanding, March 31, 2025	14,632,859	$2.40	2.1	2.40
Granted and issued	2,490,000	0.83	2.83	0.83
Exercised	(940,000)	0.91	-	0.97
Expired	(183,778)	-	-	-
Outstanding, March 31, 2026	15,999,081

Warrants exercisable at March 31, 2026	15,999,081	$2.26	1.58	$2.26

During the year ended March 31, 2025, the Company issued warrants to purchase an aggregate of 7,110,232 shares of common stock as follows:

i)	430,798 warrants in April 2024 in connection with the conversion of convertible debentures to common stock valued at $96,456;
ii)	1,889,434 warrants in May 2024 in connection with the sale of stock in a private offering;
iii)	3,045,000 warrants in July 2024 in connection with the sale of Series A preferred stock in a private offering;
iv)	250,000 warrants in February and March 2025 in connection with the purchase of an exclusive license agreement with VetStem; fair value of $46,030;
vi)	1,000,000 warrants in February 2025 in connection with the investment in Digital Landia fair valued at $35,197;
vii)	95,000 warrants in March 2025 to a service provider fair valued at $15,775

Warrants expense was recorded at $343,184 and $300,230 for the year ended March 31, 2026 and 2025, respectively. At March 31, 2026, unrecognized warrant expense of $344,021 is expected to be recognized on a quarterly basis over the remaining 13 to 35 month vesting period.

NOTE 14 – INCOME TAXES

No income tax benefit has been recorded for the years ended March 31, 2026, and 2025, as the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

The following table presents the tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of March 31, 2026, and 2025:

	March 31, 2026	March 31, 2025
Deferred income tax asset:
Net operating loss carryforwards	$14,816,000	$12,723,000
Stock compensation	2,398,000	1,857,000
Other	637,000	98,000
Total deferred tax assets	17,851,000	14,678,000
Valuation allowance	(17,851,000)	(14,678,000)
Net deferred tax assets	$-	$-

As of March 31, 2026, the Company had net operating loss carryforwards of approximately $51,550,000 of which $7,000,000 has been accumulated in our pre-merger operating subsidiary, Gel-Del Technologies, Inc. Internal Revenue Code (“IRC”) 382 potentially limits the utilization of net operating losses when there is a greater than 50% change in ownership. The Company has not performed an analysis under IRC 382 related to the changes in ownership, which could place certain limits on the company’s ability to utilize the NOLs.

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Management concluded that it is more likely than not that the deferred tax assets will not be realized and, accordingly, has recorded a full valuation allowance against the net deferred The change in the valuation allowance during the years ended March 31, 2026, and 2025 was $3,173,000 and $2,279,000, respectively. The net operating loss carryforwards prior to 2019, if not utilized, generally expire twenty years from the date the loss was incurred, and losses incurred in 2019 and after are carried forward indefinitely and subject to annual limitations for federal purposes. Minnesota loss carryforwards expire fifteen years from the date the loss was incurred and are subject to annual limitations.

A reconciliation of the benefit for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows for years ended March 31, 2026, and 2025:

	2026	2026	2025	2025
U.S. Federal Statutory Tax Rate	$(2,199,471)	21.00%	$(1,763,825)	21.00%
State and Local Income Taxes(1)	-	0.00%	-	0.00%
Domestic Federal:
Nontaxable or Nondeductible items	40,889	-0.39%	32,489	-0.39%
Other	(159,733)	1.52%	66,212	-0.79%
Changes in Valuation Allowance	$2,318,315	-22.13%	$1,665,124	-19.82%
Totals	-	0.00%	-	0.00%

(1)	The state that contributes to the majority (greater than 50%) of the tax effect in this category is Minnesota.

No income taxes were paid during the years ended March 31, 2026 and 2025.

As of March 31, 2026 and 2025, the Company had no unrecognized tax benefits and did not incur any interest or penalties related to uncertain tax positions. Accordingly, no accrual for uncertain tax positions was recorded as of those dates.

The Company is subject to taxation in the U.S. and Minnesota. Tax years for 2022 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

As of March 31, 2026, and 2025, the Company had no uncertain tax positions.

NOTE 15 – SEGMENT REPORTING

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

	For the Years Ended March 31,
	2026	2025
NET REVENUE	$1,141,607	$1,132,533
Cost of Sales	386,856	137,677
Gross Profit	754,751	994,856
OPERATING EXPENSES
Sales and marketing	3,069,104	2,644,095
Research and development	1,415,032	1,583,250
General and administrative	4,333,577	4,823,230
Impairment expense	1,000,000	-
Total operating expenses	9,817,713	9,050,575
NET OPERATING LOSS	(9,062,962)	(8,055,720)

NOTE 16 – SUBSEQUENT EVENTS

On April 7, 2026, the Company received $600,000 proceeds from the March 31, 2026 subscription receivable, in connection with the sale of 750,000 shares of common stock issued at $0.80 per share recorded against a subscription receivable and common stock to be issued on March 31, 2026.

In April 2026, the Company issued an aggregate of 70,652 shares of common stock to an employee and board members with a fair value on the date of grant of $49,750, recorded as stock compensation expense.

In April 2026, the Company issued 176,174 shares of common stock, with a fair value of $125,000 to settle $125,000 of accrued dividends on Series B Preferred Stock.

In May 2026, the Company issued an aggregate of 325,000 shares of common stock to employees for performance bonuses with a fair value of $253,500 recognized as compensation expense on the date of issuance.

In May 2026, the Company issued 25,000 shares of common stock to an employee pursuant to an employment agreement as compensation with a fair value of $19,975 recognized as compensation expense on the date of issuance.

On June 8, 2026, the Company signed a private placement subscription agreement with one investor for a total of 1,875,000 shares of common stock with a fair value of $0.80 per share for total proceeds of $1,500,000 recorded as a subscription receivable and common stock to be issued. Total proceeds received against the subscription receivable at June 29, 2026 totaled $150,000 for 187,500 shares of common stock. These shares have not been issued yet by the stock transfer agent, as of June 29, 2026.

In June 2026, the Company issued 10,000 shares of common stock to an employee pursuant to an employment agreement as compensation with a fair value of $7,000 recognized as compensation expense on the date of issuance.

In June 2026, the Company issued 200,000 shares of common stock to a service provider pursuant to a consulting agreement. The shares had a fair value of $160,000, which will be recognized as advertising and promotion expense on a straight-line basis over the three-month agreement term from June 15, 2026 through September 15, 2026.

On June 22, 2026, the Company entered into a promissory note totaling $150,000. The note accrues interest at a rate of 6% per annum, has a maturity date of June 22, 2027 and has no conversion terms.

