Form 10-Q
period 2026-06-30
PetVivo Holdings, Inc.
filed 2026-08-14
CIK 1512922

U.S. SECURITIES

AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Securities registered pursuant to Section 12(g) of the Act:

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2026
Common Stock, $0.001	37,950,495

EXPLANATORY NOTE

Revision of Previously Issued Financial Statements

During the preparation of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, PetVivo Holdings, Inc. (the “Company”) identified an error in its previously issued unaudited interim financial statements as of and for the three months ended June 30, 2025, which were included in the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2026.

The error relates to the Company’s accounting for the June 30, 2025 amendment of certain convertible notes. The Company previously recognized a beneficial conversion feature associated with the amended notes as a debt discount with a corresponding increase to additional paid-in capital. Accounting Standards Update No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), eliminated the separate recognition model for beneficial conversion features and was effective for the Company before the June 30, 2025 amendment. Accordingly, the conversion feature should not have been separately recognized as a beneficial conversion feature.

The Company has revised its previously issued unaudited interim financial statements as of and for the three months ended June 30, 2025 to remove the beneficial conversion feature. The revision:

●	removed $763,259 previously presented as a beneficial conversion feature in the statement of changes in stockholders’ equity;

●	increased the net carrying amount of the related convertible debt by $763,259 as of June 30, 2025;

●	reduced additional paid-in capital and total stockholders’ equity by $763,259 as of June 30, 2025; and

●	revised the related convertible-note disclosures.

Because the beneficial conversion feature was recognized on June 30, 2025 and no related amortization was recorded during the three months ended June 30, 2025, the revision did not affect the Company’s revenue, operating loss, net loss, loss per share, cash, or net cash used in operating activities for that quarterly period.

The comparative financial information for the three months ended June 30, 2025 presented in this Quarterly Report on Form 10-Q has been restated to reflect the correction. The effects of the revision are described further in Note 1, “Summary of Significant Accounting Policies and Organization—Revision of Previously Issued Financial Statements,” and Note 9, “Convertible Notes Payable and Accrued Interest,” to the unaudited condensed consolidated financial statements included in this report.

2

PETVIVO HOLDINGS, INC.

FORM 10-Q

FOR THE PERIOD ENDED June 30, 2026

Safe Harbor Statement Under the Private Securities Litigation Reform Act of 1995

Information included in this Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”). This information may involve known and unknown risks, uncertainties, and other factors which may cause the actual results, performance, or achievements of PetVivo Holdings, Inc. (the “Company”), to be materially different from future results, performance, or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe future plans, strategies, and expectations of the Company, are generally identifiable by use of the words “may,” “will,” “should,” “expect,” “anticipate,” “estimate,” “believe,” “intend,” or “project” or the negative of these words or other variations on these words or comparable terminology. These forward-looking statements are based on assumptions that may be incorrect, and there can be no assurance that the projections included in these forward-looking statements will come to pass. Actual results of the Company could differ materially from those expressed or implied in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in “Risk Factors” included in documents we file from time to time with the U.S. Securities and Exchange Commission (the “SEC’), including our Annual Report on Form 10-K for our fiscal year ended March 31, 2026, (“2026 10-K Report”) and risks described in other SEC filings. Except as required by applicable laws, the Company has no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.

PART I.

ITEM 1. FINANCIAL STATEMENTS

PETVIVO HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2026 (Unaudited)	March 31, 2026 (As Revised)

Assets:
Current Assets
Cash	$122,633	$200,782
Accounts receivable, net of allowance for credit losses	83,792	100,843
Subscriptions receivable	-	600,000
Inventory	451,334	538,366
Prepaid expenses and other current assets	283,260	269,930
Total Current Assets	941,019	1,709,921

Property and Equipment, net	447,089	448,881

Other Assets:
Operating lease right-of-use assets	38,654	54,711
Patents and trademarks, net	20,000	20,509
Licensing Agreement, net	1,059,889	1,179,889
Investments	150,000	150,000
Security deposit	12,830	12,830
Total Other Assets	1,281,373	1,417,939
Total Assets	$2,669,481	$3,576,741

Liabilities and Stockholders’ Equity:

Current Liabilities
Accounts payable	$453,291	$547,421
Accrued expenses	344,911	453,713
Operating lease liabilities – current portion	38,654	54,711
Notes payable and accrued interest – current portion	476,456	321,447
Total Current Liabilities	1,313,312	1,377,292

Total Liabilities	1,313,312	1,377,292

Commitments and Contingencies (Note 11)

Stockholders’ Equity:
Preferred Stock, par value $0.001 per share, 20,000,000 shares authorized:
Series B Preferred stock: 5,000,000 shares issued and outstanding at June 30, 2026 and March 31, 2026	5,000	5,000

Common Stock, par value $0.001, 250,000,000 shares authorized, 37,594,245 and 35,849,919 issued and outstanding at June 30, 2026 and March 31, 2026, respectively	37,595	35,850
Common stock to be issued	48,000	649,750
Additional Paid-In Capital	104,316,968	102,821,355
Accumulated Deficit	(103,051,394)	(101,312,506)
Total Stockholders’ Equity	1,356,169	2,199,449
Total Liabilities and Stockholders’ Equity	$2,669,481	$3,576,741

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2026	June 30, 2025

Revenues	$337,572	$297,500

Cost of Sales	114,255	110,774

Gross Profit	223,317	186,726

Operating Expenses:

Sales and Marketing	631,305	621,712
Research and Development	233,419	340,513
General and Administrative	967,442	1,068,818
Total Operating Expenses	1,832,166	2,031,043

Operating Loss	(1,608,849)	(1,844,317)

Other Income (Expense)
Loss on Disposal of Assets	-	(149,125)
Unrealized Loss on Change in Derivative Liabilities	-	(320,404)
Other Income	-	111,518
Interest Income	-	13,099
Interest expense	(5,039)	(121,808)
Total Other Income (Expense)	(5,039)	(466,720)

Loss before taxes	(1,613,888)	(2,311,037)

Income Tax Provision	-	-

Net Loss	(1,613,888)	(2,311,037)
Less: Series B Preferred Stock Dividends	(125,000)	(28,603)
Net Loss Available to Common Stockholders	$(1,738,888)	$(2,339,640)

Net Loss Per Share:
Basic and Diluted	$(0.05)	$(0.10)

Weighted Average Common Shares Outstanding:
Basic and Diluted	37,055,261	24,302,790

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

Three Months Ended June 30, 2026

	Common Stock		Series B Preferred Stock		Additional Paid-in	Common Stock To Be	Accumulated
	Shares	Amount	Capital	Amount	Capital	Issued	Deficit	Total
Balance at March 31, 2026	35,849,919	$35,850	5,000,000	$5,000	$102,821,355	$649,750	$(101,312,506)	$2,199,449
Sale of common stock and warrants issued against subscription receivable	937,500	938	-	-	749,062	(600,000)	-	150,000
Common stock issued for services	200,000	200	-	-	159,800	-	-	160,000
Common stock issued to employees and directors for compensation	430,652	431	-	-	329,794	(49,750)	-	280,475
Common stock to be issued for employees and directors for compensation	-	-	-	-	-	48,000	-	48,000
Dividends declared on Series B Preferred stock	-	-	-	-	-	-	(125,000)	(125,000)
Conversion of accrued dividends to common stock	176,174	176	-	-	124,824	-	-	125,000
Stock based compensation	-	-	-	-	132,133	-	-	132,133
Net loss	-	-	-	-	-	-	(1,613,888)	(1,613,888)
Balance at June 30, 2026	37,594,245	$37,595	5,000,000	$5,000	$104,316,968	$48,000	$(103,051,394)	$1,356,169

Three Months Ended June 30, 2025

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Additional Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Shares	Amount	Capital (As Revised)	Deficit (As Revised)	Total
Balance at March 31, 2025	24,181,537	$24,182	3,045,000	$3,045	5,000,000	$5,000	$95,385,511	$(91,198,490)	$4,219,248
Common stock issued for services	60,000	60	-	-	-	-	40,360	-	40,420
Common stock issued for conversion of A/P	8,000	8	-	-	-	-	5,992		6,000
Warrant exercise	70,000	70	-	-	-	-	139,930	-	140,000
Stock based compensation	-	-	-	-	-	-	133,197	-	133,197
Vesting of restricted stock units	82,657	82	-	-	-	-	(82)	-	-
Dividends declared on Series B preferred stock	-	-	-	-	-	-	-	(28,603)	(28,603)
Reclass of fair value of derivative liability	-	-	-	-	-	-	768,493	-	768,493
Net loss	-	-	-	-	-	-	-	(2,311,037)	(2,311,037)
Balance at June 30, 2025	24,402,194	$24,402	3,045,000	$3,045	5,000,000	$5,000	$96,473,401	$(93,538,130)	$2,967,718

See accompanying notes to these unaudited condensed consolidated financial statements.

PETVIVO HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss	$(1,613,888)	$(2,311,037)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock-based compensation	460,609	133,197
Depreciation and amortization	134,671	117,890
Amortization of Right-of-Use asset	16,057	15,722
Unrealized loss on change in fair value of derivatives	-	320,404
Loss on disposal of fixed assets	-	149,125
Amortization of debt discount	-	66,259
Common stock issued for services	160,000	40,420
Changes in Operating Assets and Liabilities
Prepaid expenses and other current assets	(13,330)	56,076
Accounts receivable	17,051	34,625
Inventory	87,032	(205,838)
Accounts payable and accrued expenses	(202,933)	(87,996)
Lease liabilities	(16,057)	(15,722)
Accrued interest on notes payable	5,009	53,120
Net Cash (Used In) Operating Activities	(965,779)	(1,633,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(12,370)	-
Net Cash (Used in) Investing Activities	(12,370)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds received from common stock subscription receivable	600,000	-
Proceeds from issuance of common stock	150,000	-
Proceeds received from preferred stock subscription receivable	-	4,400,000
Proceeds from the issuance of convertible debentures	-	160,000
Proceeds from the exercise of warrants	-	140,000
Proceeds from the issuance of notes payable	150,000	12,000
Repayments of notes payable	-	(2,090)
Net Cash Provided by Financing Activities	900,000	4,709,910

Net (decrease)/increase in Cash	(78,149)	3,076,155
Cash at Beginning of Period	200,782	227,689
Cash at End of Period	$122,633	$3,303,844

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Paid During The Period For:
Interest	$-	$2,635
Stock granted for consulting services	$-	$161,000
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES
(Decrease) increase to operating lease right of use asset and operating lease liability	$-	$(859,504)
Vesting of restricted stock units	$-	$150
Dividends declared on Series B preferred stock	$125,000	$-
Convertible debentures and accrued interest converted to common stock	$-	$301,558
Common stock issued for prepaid consulting fees	$160,000	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PetVivo Holdings, Inc.

Notes to Financial Statements

June 30, 2026

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

The Company is in the business of licensing and commercializing our proprietary medical devices and biomaterials for the treatment and/or management of afflictions and diseases in animals, initially for dogs and horses. The Company began commercialization of its lead product Spryng® with OsteoCushion® Technology, a veterinarian-administered, intraarticular injection for the management of lameness and other joint afflictions such as osteoarthritis in dogs and horses in September 2021. The Company has a pipeline of additional products for the treatment of animals in various stages of development. The Company currently has six (6) U.S. and four (4) foreign patents issued, with two (2) additional patent applications pending with the United States Patent and Trademark Office. The patents protect the Company’s biomaterials, products, production processes and methods of use. In February 2025, The Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP™ (Platelet-Rich Plasma) product for both canine and equine. On July 24, 2026, the Company terminated the licensing agreement with VetStem, Inc.

The Company’s operations are conducted from its headquarter facilities in suburban Minneapolis, Minnesota with an outsourced distribution location in St. Joseph, Missouri.

(B) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (US GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X and ASC 270-10-50. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete annual financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These interim condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the company’s annual report on Form 10-K for the fiscal year ended March 31, 2026.

Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported net income, total assets, total liabilities, or stockholders’ equity.

(C) Principles of Consolidation

The accompanying consolidated financial statements include all the accounts of PetVivo Holdings, Inc., and its four wholly owned corporations, Gel-Del Technologies, Inc., PetVivo Animal Health, Inc., Cosmeta Corp and PetVivo AI (collectively, the “Company”). All intercompany transactions have been eliminated upon consolidation.

The Company is an emerging growth company as the term is used in The Jumpstart Our Business Startups Act, enacted on April 5, 2012 and has elected to comply with certain reduced public company reporting requirements.

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

(E) Cash and Cash Equivalents

The Company considers all highly-liquid, temporary cash investments with original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at June 30, 2026.

(F) Concentration Risk

The Company maintains its cash with various financial institutions, which at times may exceed federally insured limits. At June 30, 2026, the Company did not have cash balances in excess of the federally insured limits.

(G) Accounts Receivable

Accounts receivable is carried at its contractual amounts, less an estimated allowance for credit losses. Management estimates the credit losses using a loss-rate approach based on historical loss information, adjusted for management’s expectations about current and future economic conditions, as the basis to determine expected credit losses. Management exercises significant judgment in determining expected credit losses. Key inputs include macroeconomic factors, industry trends, the creditworthiness of counterparties, historical experience, the financial conditions of the customers, and the amount and age of past due accounts. Management believes that the composition of receivables is consistent with historical conditions as credit terms and practices and the client base has not changed significantly. Receivables are considered past due if full payment is not received by the contractual due date. Past due accounts are generally written off against the allowance for credit losses only after all collection attempts have been exhausted. As of June 30, 2026 and March 31, 2026, the Company had not recorded an allowance for credit losses, as management determined that no allowance was necessary based on its assessment of the collectability of outstanding balances and the credit quality of its customers.

(H) Inventory

Inventory is stated at the lower of cost and net realizable value. Cost is determined using the first-in, first-out (FIFO) method. Inventory consists of raw materials, work-in-process and finished goods.

The Company evaluates inventory for excess, and obsolescence based on factors such as current inventory levels, estimated product life cycles, historical and forecasted customer demand, and input from the product development team. When necessary, an inventory write-off is recorded to reduce the carrying value of inventory to its estimated net realizable value. These estimates and assumptions are reviewed quarterly and annually and updated as needed based on the Company’s business plans and market conditions. The Company recorded an inventory write-off of $239,935 as of March 31, 2026, respectively. The inventory write-off is due to an ongoing negotiation of the VetStem licensing agreement whereby the PrecisePRP product has not been selling as originally expected. Therefore, management decided to sell the PrecisePRP product line at a discount, as to reduce the inventory levels, resulting in the Company recording an inventory write-off of $239,935.

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

(K) Loss Per Share

The Company calculates earnings (loss) per share (“EPS”) in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 260, Earnings Per Share. Basic EPS is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. For the years ended June 30, 2026 and 2025, the Company reported a net loss; therefore, diluted EPS is calculated the same as basic EPS, as the inclusion of all potentially dilutive securities would be anti-dilutive.

The following securities were excluded from the calculation of diluted loss per share because their effect would have been anti-dilutive:

●	Options and warrants: 16,110,035 shares (2026); 14,668,813 shares (2025)
●	Unvested RSUs: 0 shares (2026); 205,314 shares (2025)

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

The Company entered into a Distribution Services Agreement (the “Agreement”) with MWI Veterinary Supply Co. (the “Distributor”) on June 17, 2022. Contracts with the Distributor are evidenced by individual executed purchase orders subject to the terms of the Agreement. The contracts consist of a single performance obligation related to the sale of our pet care products. Product sales occur once control or title is transferred based on the commercial terms in the Agreement. Revenue is recognized upon delivery to the Distributor; payment is due within 60 days. The Agreement provides for a distribution fee payable to the Distributor equal to 5% of gross monthly sales payable in 45 days; the distribution fee is netted against revenue. The Agreement provides for a rebate payable to the Distributor based on annual sales volume that is retroactively applied. The rebate is estimated under the expected value method and is netted against revenue. Sales are subject to various right of return provisions; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of June 30, 2026 and March 31, 2026. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales. In March 2025, the Company mutually terminated its non-exclusive distribution agreement with MWI. Therefore, we have no distribution fees, no rebates and no right of return provisions. As a result, the Company no longer has any distribution fees, rebates or return liabilities recorded during the three months period ending June 30, 2026 and 2025. The balance sheet continues to show a $57,264 rebate liabilities for periods from 2023-2024. Further, there were no new rebate liabilities in the quarter ending June 30, 2026.

Assets and liabilities (included in accrued expenses) under the Agreement were as follows:

	June 30, 2026	March 31, 2026
Accounts receivable	$-	$-
Rebate liability	57,264	57,264
Distribution fee payable	-	2,299

We currently don’t have any distributor agreements in place, as of June 30, 2026. Product sales for all domestic shipments into the United States occur once control or title is transferred based on the commercial terms purchase orders. Revenue is recognized upon delivery to the Distributor in the United States, with international shipments, freight terms are FOB our warehouses, as ownership transfers for these international shipments when our product is picked up; payment is due within 30 days for domestic orders and payment-in-advance for international distributors.

From time-to-time, we honor returns for short-dated inventory (close to expiration). Inasmuch, sales periodically are subject to returns; the Company uses an expected value method to estimate returns and has determined that any returns would be immaterial as of June 30, 2026 and March 31, 2026. As a result, there is no return liability recorded. Shipping and handling costs are a fulfillment activity and are reported as cost of sales.

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

For the three months ended June 30, 2026 and 2025, the Company recognized revenue from product sales to Vedco of $234,623 and $198,380, respectively. This represents 70% and 67% of total revenues for the three months ended June 30, 2026 and 2025, respectively. Additional revenue of $40,520 and $0 for the three months ended June 30, 2026 and 2025 from Clipper distributing. This represents 12% and 0% of total revenues for the three months ended June 30, 2026 and 2025, respectively.

Accounts receivable from Vedco was $56,516 and $83,494 at June 30, 2026, and March 31, 2026.

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

The carrying amounts of the Company’s financial instruments, such as cash, accounts receivable, accounts payable and other liabilities. approximates their fair value as of June 30, 2026 and March 31, 2026, due to the short-term nature of these items.

The fair value of the Company’s debt approximates its carrying value as of June 30, 2026 and March 31, 2026, because the stated interest rates and terms of the debt are consistent with those currently available to the Company for similar instruments.

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

Stock compensation of $460,609 for the period ending June 30, 2026 consisted of; i) employee stock awards: $286,476; ii) board of directors compensation: $42,000; and iii) warrant expense: $132,133.

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

The Company accounts for income taxes in accordance with FASB ASC 740, Income Taxes, using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the consolidated financial statement carrying amounts and the tax bases of assets and liabilities, as well as for net operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates and laws expected to apply when the related temporary differences reverse or the carryforwards are utilized. The Company establishes a valuation allowance to reduce deferred tax assets to the amount expected to be realized when, based on the available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. For the current period ending June 30, 2026 the Company has recorded a full valuation allowance against its deferred tax assets.

As required by FASB ASC 740, Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest and penalties related to unrecognized income tax benefits in the provision for income tax expense. See Note 16.

The Company is not currently under examination by any federal or state jurisdiction.

(Q) Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended March 31, 2026 and applied the guidance on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements. Refer to Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Recently Issued Accounting Pronouncements section for further details.

In November 2024, the FASB issued ASU 2024-03, which requires public entities to disaggregate certain expense categories in the notes to the financial statements. The standard is effective for annual periods after December 15, 2026, and interim periods after December 15, 2027, with early adoption allowed. The Company is currently evaluating the impact of this guidance on its financial statement disclosures, but does not anticipate it will affect its results of operations or cash flows.

Effective January 1, 2026, the Company adopted ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Amendments to the Measurement of Credit Losses for Short-Term Receivables.” The update provides a practical expedient that permits an entity to assume that current economic conditions as of the balance sheet date remain unchanged over the remaining life of the asset, thereby removing the requirement to incorporate future macroeconomic forecasts for qualifying short-term accounts receivable and contract assets arising from revenue transactions.

The Company elected to apply the practical expedient prospectively to all current accounts receivable and contract assets within the scope of the guidance. The adoption of ASU 2025-05 did not have a material impact on our Condensed Consolidated Financial Statements and related footnote disclosures.

(R) Revision of Previously Issued Financial Statements

The Company identified an error in its accounting for the June 30, 2025 amendment of certain convertible notes. The Company previously recognized a beneficial conversion feature as a debt discount with a corresponding increase to additional paid-in capital. ASU 2020-06 eliminated the separate beneficial conversion feature recognition model, and the guidance was effective for the Company before the amendment. Accordingly, the Company corrected the error by removing the beneficial conversion feature and the related amortization of the debt discount.

For the year ended March 31, 2026, the correction eliminated $786,908 previously recorded as a beneficial conversion feature including $23,649 related to warrants issued with promissory notes. As a result, additional paid-in capital was reduced by a net $763,259, from $103,584,614 to $102,821,355, and accumulated deficit was reduced by $763,259, from $102,075,765 to $101,312,506. The correction had no effect on cash, total assets, total liabilities, total stockholders’ equity, or net cash used in operating activities as of and for the year ended March 31, 2026. The March 31, 2026 amounts presented in these interim financial statements have been revised.

For the three months ended June 30, 2025, the correction eliminated $763,259 previously presented as a beneficial conversion feature within additional paid-in capital, reducing additional paid-in capital from $97,236,660 to $96,473,401 and increasing convertible notes payable and accrued interest, net of discount from $1,129,222 to $1,892,481. Because the feature was recognized on June 30, 2025 and no related amortization was recorded during that quarter, the correction did not affect the previously reported net loss, loss per share, accumulated deficit, or net cash used in operating activities for the three months ended June 30, 2025. Total stockholders’ equity was reduced by $763,259.

The following tables summarizes the effect of the errors on the Company’s audited consolidated balance sheet as of March 31, 2026 and unaudited consolidated balance sheet as of June 30, 2025:

	March 31, 2026 As Previously Reported	Adjustment	March 31, 2026 As Revised

Audited consolidated balance sheets - Additional Paid-In Capital	$103,584,614	$(763,259)	$102,821,355
Audited consolidated statements of changes in stockholders’ equity - Beneficial conversion feature	786,908	(786,908)	-
Audited consolidated statements of changes in stockholders’ equity - Warrants issued with promissory notes	-	23,649	23,649
Audited consolidated balance sheets - Accumulated Deficit	(102,075,765)	763,259	(101,312,506)

	June 30, 2025 As Previously Reported	Adjustments	June 30, 2025 As Revised

Unaudited condensed consolidated balance sheets - Additional Paid-In Capital	$97,236,660	$(763,259)	$96,473,401
Unaudited condensed consolidated statements of changes in stockholders’ equity - Beneficial conversion feature	763,259	(763,259)	-
Unaudited condensed consolidated balance sheets – Convertible notes payable and accrued interest, net of discount	1,129,222	763,259	1,892,481
Unaudited condensed consolidated balance sheets - Total Stockholder’s Equity	3,730,977	(763,259)	2,967,718

While the adjustments changed additional paid-in capital and accumulated deficit line items in the unaudited condensed consolidated balance sheets, they did not have an impact on total net cash used in operating activities, net cash used in investing activities, or net cash provided by financing activities.

The related notes to the unaudited condensed consolidated financial statements have also been revised to reflect the error corrections described above.

(S) Warrants

The Company evaluates warrants to purchase shares of its common stock to determine the appropriate accounting and classification based on the terms of each instrument and the applicable accounting guidance. Warrants issued in share-based payment transactions for goods or services are accounted for in accordance with ASC 718, Compensation—Stock Compensation. Other freestanding warrants are evaluated under ASC 480, Distinguishing Liabilities from Equity, and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, as applicable.

Warrants that meet the criteria for equity classification are initially measured at fair value and recorded in additional paid-in capital and are not subsequently remeasured, except as otherwise required by applicable accounting guidance. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value and are subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in earnings until the warrants are exercised, expire, or otherwise no longer require liability classification.

NOTE 2 – INVENTORY

Inventory consists of the following at June 30, 2026, and March 31, 2026:

The inventory components are as follows:

	June 30, 2026	March 31, 2026
Finished Goods, net of allowances	$233,144	$291,218
Work in process	-	21,850
Raw materials	218,190	225,298
Total Net	$451,334	$538,366

As of March 31, 2026, the Company recorded an inventory write-off of $239,935 for the current market conditions with its licensed PrecisePRP™ (Platelet-Rich Plasma) product. The Company is undergoing negotiations to terminate its current licensing agreement with VetStem, whereby the PrecisePRP product has not been selling as originally expected. Therefore, management decided to sell the PrecisePRP product line at a discount, as to reduce the inventory levels, resulting in the Company recording an inventory write-off of $239,935.

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2026, the Company had $283,260 in prepaid expenses and other current assets consisting primarily of $180,000 in investor relations, $25,000 in insurance costs, $41,000 in software subscription fees, $29,000 in Nasdaq and FINRA fees, and $6,000 in trade shows.

As of March 31, 2026, the Company had $269,930 in prepaid expenses and other current assets consisting primarily of $102,000 in insurance costs, $72,000 in prepaid investor relations expenses, $47,000 in software subscription fees, $36,000 in OTC markets and FINRA fees, and $9,000 in consulting fees

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2026, and March 31, 2026:

	June 30, 2026	March 31, 2026
Leasehold improvements	$258,099	$258,099
Production equipment	619,229	619,229
R&D equipment	25,184	25,184
Computer equipment and furniture	167,676	155,306
Total, at cost	1,070,188	1,057,818
Accumulated depreciation	(623,099)	(608,937)
Total Net	$447,089	$448,881

During the three months ended June 30, 2026, and June 30, 2025, depreciation expense was $14,162 and $16,659, respectively.

NOTE 5 – PATENTS AND TRADEMARKS

The components of patents and trademarks, all of which are finite lived, were as follows:

	June 30, 2026	March 31, 2026
Patents	$3,870,057	$3,870,057
Trademarks	26,142	26,142
Total at cost	3,896,199	3,896,199
Accumulated Amortization	(3,876,199)	(3,875,690)
Total net	$20,000	$20,509

During the three months ended June 30, 2026, and June 30, 2025, amortization expense was $509 and $1,230, respectively. The Company currently has six (6) U.S. and four (4) foreign patents issued, with two (2) additional patent applications pending with the United States Patent and Trademark Office.

NOTE 6 –LICENSING AGREEMENTS

The components of licensing agreements, all of which are finite-lived, were as follows:

	June 30, 2026	March 31, 2026
License Agreements	$2,800,000	$2,800,000
Accumulated Impairment Losses	(1,000,000)	(1,000,000)
Contract Payable	(125,000)	(125,000)
Accumulated Amortization	(615,111)	(495,111)
Total net	$1,059,889	$1,179,889

In February 2025, the Company signed an exclusive licensing agreement with VetStem, Inc. to market and sell their PrecisePRP™ (Platelet-Rich Plasma) for both canine and equine products. The exclusive licensing agreement is a five-year agreement whereby the Company paid an initial licensing fee of $2,000,000, which was paid in a combination of $500,000 cash, $1,000,000 in stock issuances and $500,000 in future contract payments. The Company paid $125,000 in contract payments in August 2025 and $125,000 in November 2025. Future contract payments included in accrued expenses as of June 30, 2026 and March 31, 2026 were $125,000. The licensing fee is amortized over sixty (60) months, the term of the agreement. The licensing agreement also has a nominal royalty fee payment between 3% to 4.5%, commencing in the seventh month of the licensing agreement. The royalty fee expense was $3,872 and $0 for the three months ending June 30, 2026, and 2025, respectively. The Company also issued 250,000 warrants, with a strike price of $1.25 per share for a term of three years. The total warrant expense is fair valued at $46,030 to be amortized over thirty-six months. The Company used the Black-Scholes option pricing model to calculate the warrant fair value, with the following assumptions: no dividend yield, expected volatility of 115.1%, risk free interest rate of 4.02%, and expected warrant life of 3 years. Warrant expense was $15,348 and $0 for the three months ending June 30, 2026, and 2025, respectively.

Amortization expense was $100,000 for the three months ended June 30, 2026, and 2025.

As of March 31, 2026, the Company decided the long-term viability of selling the VetStem PrecisePRP products was not in the Company’s best interests, as the market is not accepting the PRP product as expected. The Company sent VetStem a Notice of Termination for the license agreement, along with a transition period to move the remaining inventory within a six-to-nine-month period. This licensing agreement Notice of Termination effectively reduces the licensing agreement from 60 months to 24 months, resulting in a licensing agreement impairment expense for the reduction of the licensing period. As of March 31, 2026, the Company recorded an impairment expense of $1,000,000. As a result of termination negotiations, the Company derecognized the $125,000 final milestone payment obligation, resulting in a corresponding reduction of the related contract payable.

In September 2025, the Company signed an exclusive licensing agreement with Digital Landia Holding Corp to utilize their Artificial Intelligence (AI) under a B2B white-label model to target a bigger share of the veterinary industry within North America, the United Kingdom, and potentially other markets. The Company will market the software as its own brand and logo through exclusive Software-as-a-Service access rights. The exclusive licensing agreement is a ten-year agreement whereby the Company issued 1,000,000 shares of its common stock, with a fair value of $800,000, for the licensing fee. The fair value of the common stock issued as consideration was determined based on the quoted market price of the Company’s common stock on the measurement date. The licensing fee is recorded as an intangible asset and is amortized over one-hundred twenty (120) months, the term of the agreement. The licensing agreement also has a royalty fee payment between 10% and 15%, commencing in the thirteenth month of the licensing agreement. No royalty expense was incurred for the three months ended June 30, 2026, and 2025, respectively.

Amortization expense was $20,000 and $0 for the three months ended June 30, 2026, and 2025, respectively.

NOTE 7 – ACCRUED EXPENSES

The components of accrued expenses were as follows:

	June 30, 2026	March 31, 2026
Contract payable	$125,000	$125,000
Accrued payroll and related taxes	23,492	134,000
Accrued expenses	196,419	194,713
Total	$344,911	$453,713

NOTE 8 – NOTES PAYABLE AND ACCRUED INTEREST

In February and March 2026, the Company entered into two separate promissory notes totaling $320,000. The notes accrued interest at a rate of 6% per annum. The first promissory note was initiated on February 26, 2026, in the amount of $150,000 with a maturity date of February 26, 2027. The second promissory note was initiated on March 11, 2026, in the amount of $170,000 with a maturity date of March 11, 2027. On June 22, 2026, the Company entered into a third promissory note totaling $150,000 with a maturity date of June 22, 2027, with an accrued interest rate of 6% per annum. Accrued interest on all notes at June 30, 2026, was $6,456.

As of June 30, 2026, total non-convertible notes payable, including accrued interest, were $476,456, consisting of $476,456 classified as current liability and $0 classified as long-term liabilities. As of March 31,2026, the balance totalled $321,447, consisting of $321,447 classified as current liability and $0 classified as long-term liabilities within other liabilities.

Total Interest expense for all Notes for the three months ended June 30, 2026 and 2025 is $5,039 and $121,808, respectively.

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

The total convertible notes payable, including accrued interest, for these convertible notes is $0 at June 30, 2026 and March 31, 2026.

Interest expense, including amortization of debt discount, on these convertible notes payable for the three months ending June 30, 2026 and 2025 is $0 and $66,259.

June 30, 2025 Amendment to Convertible Notes and Extinguishment Accounting

On June 30, 2025, the Company and the noteholders entered into an amendment to fix the conversion price at $0.50 per share, eliminate the variable pricing feature, and change all maturity dates to September 30, 2025. As a result of the amendment, the conversion feature no longer required separate derivative liability accounting under ASC 815. Under ASC 470-20, as amended by ASU 2020-06, the conversion feature was not separately recognized from the debt host.

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

The new debt instrument issued upon extinguishment was recorded at its estimated fair value of $1,215,000. In accordance with ASC 470-20, as amended by ASU 2020-06, the conversion feature was not separately recognized as a beneficial conversion feature, and no related debt discount or increase to additional paid-in capital was recorded.

The accounting impact of the amendment is summarized as follows, as of June 30, 2025:

Description	Amount
Carrying amount of extinguished debt	$1,215,000
Fair value of new debt issued	$1,215,000
Fair value of derivative reclassified to equity	$768,493

The amended convertible notes were matured and were fully converted on September 30, 2025.

Convertible Notes Issued with Warrants

On February 14, 2025, a total of 250,000 warrants were issued for two Notes totaling $500,000. The warrants have a three-year term with an exercise strike price of $0.90 per share. The warrants were evaluated under ASC 480 and ASC 815 and determined to be equity-classified instruments. The fair value of the warrants at inception was recorded at a discount to the carrying value of the associated notes and is being amortized to interest expense over the term of the notes using the effective interest method. The fair value at issuance was estimated using the binomial option pricing model with the following inputs: closing stock price of $0.74, strike price of $0.90, 3-year term, volatility rate of 113.7%, risk-free rate of 4.26%, and dividend yield of zero. The fair value of the warrants at inception was $98,684 and were being amortized over the thirty-six month term. On September 30, 2025, the convertible notes were converted into common stock and the unamortized remaining balance of the debt discount of $90,219 was fully amortized. Interest expense related to the amortization of the debt discounts associated with warrants was $0 and $10,246 for the three months ending June 30, 2026 and 2025, respectively.

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

The fair value of the derivative liabilities was estimated using a binomial option pricing model. The significant assumptions utilized in determining the fair value of the derivative liabilities, based on the weighted-average of the convertible notes, were as follows:

Input	Inception	March 31, 2025	June 30, 2025
Closing stock price	$0.41	$0.60	$1.10
Conversion price	$0.50	$0.50	$0.50
Remaining contractual term (years)	3.0	2.75	2.25
Expected volatility	135.1%	103.5%	82.1%
Risk-free interest rate	4.16%	4.08%	3.85%
Dividend yield	0.0%	0.0%	0.0%

The following table summarizes activity in the Company’s derivative liabilities:

Amount
Fair value at inception	$341,576
Change in fair value during fiscal 2025	106,513
Fair value at March 31, 2025	448,089
Change in fair value through June 30, 2025	320,404
Fair value at amendment in June 30, 2025	768,493
Derivative liabilities reclassified to equity upon amendment	(768,493)
Fair value at June 30, 2026	$0

The Company recognized an unrealized loss of $320,404 related to changes in the fair value of derivative liabilities for the three months ended June 30, 2025.

On September 30, 2025, all outstanding convertible notes containing embedded derivative features were converted into shares of the Company’s common stock. No gain or loss was recognized upon conversion. As a result, the Company had no outstanding derivative liabilities as of June 30, 2026 and March 31, 2026.

Interest expense related to the amortization of debt discounts associated with derivative liabilities was $0 and $56,013 for the three months ending June 30, 2026 and 2025, respectively.

NOTE 10 – RETIREMENT PLAN

In February 2021, the Company established a defined contribution retirement plan under Section 401(k) of the Internal Revenue Code for eligible employees. Participants may contribute a portion of their eligible compensation to the plan, subject to applicable statutory limitations. The Company may make discretionary employer contributions. Employer contribution expense was $18,422 and $15,879 for the three months ended June 30, 2026 and 2025, respectively.

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

Buildings

The Company entered into an eighty-four month lease for 3,577 square feet of newly constructed office, laboratory, and warehouse space located in Edina, Minnesota in May 2017, which was renewed for an additional thirty months resulting in the lease expiration in November 2026. The base rent has annual increases of 2% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. This lease is terminable by the landlord if damage causes the property to no longer be utilized as an integrated whole and by the Company if damage causes the facility to be unusable for a period of 45 days. In January 2020, the Company entered into a lease amendment to extend the lease term through November of 2026 in exchange for receipt of a loan of $42,500 recorded to note payable. The monthly base rent as of June 30, 2026, and March 31, 2026, was $2,434.

The Company entered into a sixty-three month lease for 2,400 square feet of office space located in Edina, Minnesota in January 2022. This lease will expire in March 2027. The base rent has annual increases of 2.5% and the Company is responsible for its proportional share of common space expenses, property taxes, and building insurance. The monthly base rent as of June 30, 2026, and March 31, 2026, was $2,950.

On January 10, 2023, the Company entered into a new lease agreement for approximately 14,000 square feet of production and warehouse space with a commencement date of April 1, 2023, which is when the control and right of use for this asset took place. The initial monthly base rent is $8,420 and has annual increases of 2.5%. The Company is also responsible for its proportional share of common space expenses, property taxes, and building insurance. The lease will terminate on June 30, 2033, and the Company has a renewal option for a period of five years. The monthly base rent as of June 30, 2026, and March 31, 2025 was $0.

Lease Termination

Effective June 30, 2025, the Company terminated its ten-year lease for approximately 14,000 square feet of production and warehouse space. In connection with the termination, the Company agreed to reimburse the landlord for certain unamortized leasing costs, rent abatements, tenant improvements, legal and management fees, costs associated with releasing a mechanical lien, and an amount equal to six months of base rent, common area maintenance charges and real estate taxes attributable to approximately 3,794 square feet of unrented office space.

Upon termination of the lease, the Company derecognized the related operating lease right-of-use asset of $843,783 and operating lease liability of $843,783 and recognized a loss on lease termination of $149,125. The Company also incurred lease termination and related costs of $314,768 during the year ended March 31, 2026. No such costs were incurred during the year ended March 31, 2025. No additional lease termination costs were recognized during the three months ended June 30, 2026.

The following is a maturity analysis of the annual undiscounted cash flows of the operating lease liabilities as of June 30, 2026:

2027	38,654
2028	-
2029	-
2030	-
Thereafter	-
Total	$38,654
Less: amount representing interest	-
Total	$38,654

In compliance with ASC 842 Leases, the Company recognized, based on the extended lease terms to November 7, 2026, and March 2027, a weighted average incremental borrowing rate of 3.20%, an operating lease right-of-use assets for approximately $38,654 and corresponding and equal operating lease liabilities for the leases. As of June 30, 2026, the present value of future base rent lease payments based on the remaining lease term of 0.6 years, are as follows:

Present value of future base rent lease payments	$38,654
Base rent payments included in prepaid expenses	-
Present value of future base rent lease payments – net	$38,654

As of June 30, 2026 and March 31, 2026, operating lease right-of-use assets and operating lease liabilities were classified as follows:

	June 30, 2026	March 31, 2026
Operating lease right-of-use asset	$38,654	$54,711
Total operating lease assets	38,654	54,711

Operating lease current liability	38,654	54,711
Operating lease non-current liability	-	-
Total operating lease liabilities	$38,654	$54,711

Employment Agreements

The Company has employment agreements with its executive officers. As of June 30, 2026, these agreements contain severance benefits ranging from one month to six months if terminated without cause.

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

The Company is cooperating with OSHA’s ongoing investigation, denies all allegations and intends to vigorously defend against these allegations. At this preliminary stage, the outcome is uncertain. Although the Company cannot predict the ultimate outcome of this matter, based on currently available information, management cannot estimate the possible loss or range of loss because such amount cannot be reasonably estimated. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

NOTE 12 – GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.

The Company incurred a net loss $1,613,888 for the three months ended June 30, 2026, had net cash used in operating activities of $965,779 for the same period, and has an accumulated deficit of $103,051,394 on June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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

The number of shares available to grant under the Amended Plan was 0 shares at June 30, 2026.

Sale of Common Stock

In March 2026, the Company entered into a private placement with an over ten percent shareholder, pursuant to which it agreed to sell 1,250,000 shares of restricted common stock at a purchase price of $0.80 per share for aggregate proceeds of $1,000,000. As of March 31, 2026, the Company had received $400,000 of the purchase price and recorded the remaining $600,000 as a subscription receivable pursuant to an enforceable subscription agreement. The transaction was recorded as common stock to be issued and a subscription receivable at March 31, 2026. The remaining $600,000 was received on April 20, 2026.

In June 2026, the Company entered into a private placement with an over ten percent shareholder, pursuant to which it agreed to sell 1,875,000 shares of restricted common stock at a purchase price of $0.80 per share for aggregate proceeds of $1,500,000. As of June 30, 2026, the Company had received $150,000 of the purchase price pursuant to the subscription agreement for the issuance of 187,500 shares of common stock. The terms allow for 30-day extensions with the extended maturity date of September 15, 2026.

Preferred Stock

On March 26, 2025, the Company entered into a Subscription Agreement to receive 5,000,000 shares of Series B Preferred Stock. The Company initially received $600,000 of proceeds on March 26, 2025, with the investor receiving an option to invest the remaining $4,400,000 pursuant to the same terms and conditions, which was fully received and funded on June 24, 2025.

Series B Preferred Stock is entitled to receive a specific dividend in an annual amount equal to Ten Percent (10%) of the total amount paid to secure the Series B Convertible Preferred Stock. The dividend shall be paid to the holder by the Company in quarterly payments of Common Stock. The amount of shares pursuant to the dividend shall be calculated by dividing the total quarterly dividend payment by the greater of i) the volume weighted average price of the common stock for the prior trading ten (10) day period from the date the quarterly dividend is owed, or ii) fifty cents ($0.50). Also, non-cumulative dividends may be paid when, and if declared by the Company’s board of directors. Total dividends declared at June 30, 2026 and March 31, 2026 were $125,000 and $403,603, respectively.

Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, no distributions of available funds and assets will be made to the holders of Common Stock until the holders of Series B Preferred Stock and Series A Preferred Stock receive a per share amount equal to the original issue price.

Common Stock

During the three months ended June 30, 2026, the Company issued 1,744,326 shares of common stock as follows:

i)	937,500 shares in April 2026 and June 2026 in connection with the sale of stock at a price of $0.80 per share in exchange for proceeds of $750,000 recorded against common stock.
ii)	200,000 shares in June 2026 to a service provider for consulting services fair valued based on the market price on the date of grant of $160,000. The Company will expense these shares on a monthly bases through September 2026.
iii)	368,152 shares to employees in April 2026 to June 2026 for performance services fair valued at $280,475 based on the market price at date of grant and expensed in the same period that they were issued.
iv)	176,174 shares in April 2026, fair valued at $125,000, for conversion of $125,000 of accrued dividends on Series B Preferred Stock.
v)	62,500 shares in April 2026 to the board of directors for advisory services and compensation fair valued at $42,000 based on the market price date of grant.

The Company has issued shares of common stock to providers of investor relations services. The value of these shares are reported as a prepaid expense and are amortized to expense over the contractual life of the respective consulting agreements. The amortization of stock issued for services was $51,467 and $40,420 for the three months ended June 30, 2026, and 2025, respectively.

Stock Options

Stock options issued to employees and directors typically vest over three years (one year for directors) and have a contractual term of seven years. Stock-based compensation expense for stock options was $0 and $8,264 for the three months ended June 30, 2026, and 2025, respectively. As of June 30, 2026, all outstanding options were fully vested; therefore, there was no unrecognized stock option expense.

No stock options were granted during the three months ended June 30, 2026; therefore, no weighted-average assumptions are presented for the period.

Stock option activity for the three months ended June 30, 2026 is as follows:

	Options Outstanding	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Aggregate Intrinsic Value (1)
Balance at March 31, 2026	35,954	$1.06	0.75 years	$-
Granted	-	-
Cancelled	-	-
Balance at June 30, 2026	35,954	$1.06	0.75 years	$-

Options exercisable at June 30, 2026	35,954	$1.06	0.75 years	$-

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $0.84 for the Company’s common stock on June 30, 2026 and the closing stock price of $0.70 for the Company’s common stock on March 31, 2026.

Warrants

During the three months ended June 30, 2026, the Company issued warrants to purchase an aggregate of 75,000 shares of common stock in connection with a consulting agreement with a fair value of $56,250 for the life of the warrants. The fair value of the warrants were recorded as $2,050 for the three months ending June 30, 2026. These warrants have a term of 3 years. The exercise strike price is $0.75 per share.

These fair value of the warrants issued was estimated using the Black-Scholes valuation model with the following assumptions:

	Three Months Ended	Year Ended
	June 30, 2026	March 31, 2026
Stock price on valuation date	$0.74	$0.70 - $1.15
Exercise price	$0.75	$0.75 - $1.10
Term (years)	3.0	2.0 – 3.0
Volatility	105.7%	106.1 – 119.3%
Risk-free rate	4.14%	3.72% – 3.81%

A summary of warrant activity for three months ended June 30, 2026 is as follows:

	Number of Warrants	Weighted- Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Weighted- Average Exercisable Price

Outstanding, March 31, 2026	15,999,081	$2.26	1.58	$2.26
Granted and issued	75,000	0.75	3.00	0.75
Exercised	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2026	16,074,081	$2.25	1.49	$2.25

Stock-based compensation expense for warrants was $132,133 and $74,024 for the three months ended June 30, 2026, and 2025, respectively. At June 30, 2026, there was $1,430,601 of future unrecognized warrant expense, to be expensed quarterly over the remaining life of the warrants, over the next 27 months.

NOTE 14 – SEGMENT REPORTING

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is an emerging biomedical device company focused on the manufacturing, commercialization, and licensing of innovative medical devices and therapeutics for animals. The segment is animal health products. As the Company has one reportable segment, sales and marketing, research and development, including clinical trial expenses and general and administrative expenses are equal to consolidated results. Financial results for the Company’s reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company’s Chief Operating Decision Maker (“CODM”) in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net operating loss attributable to animal health. The CODM reviews financial budgets and actual results to assess performance and allocate resources, and makes strategic decisions related to headcount and other expenditures on a consolidated basis.

	For the Three Months Ended
	June 30, 2026	June 30, 2025
NET REVENUE	$337,572	$297,500
Cost of Sales	114,255	110,774
Gross Profit	223,317	186,726
OPERATING EXPENSES
Sales and marketing	631,305	621,712
Research and development	233,419	340,513
General and administrative	967,442	1,068,818
Total operating expenses	1,832,166	2,031,043
NET OPERATING LOSS	$(1,608,849)	$(1,844,317)

NOTE 15 – INVESTMENTS IN EQUITY SECURITIES

In March 2025, the Company signed a strategic alliance agreement with Digital Landia Corp, a pioneer in Agentic AI solutions for a Pet AI platform. Under the agreement, PetVivo exchanged $150,000 in 230,770 shares of restricted common stock for an approximate 2% equity stake in Digital Landia, thereby becoming the Platinum Sponsor of the Pet AI community. PetVivo will also receive economic benefits from 3 million Digital Landia tokens expected to be launched upon proper market conditions. As an exclusive advertiser for lameness and joint affliction medical device products, as well as regenerative therapeutic products, PetVivo’s products, our SPRYNG® with OsteoCushion® Technology, will be promoted to users when the AI detects joint related afflictions or other degenerative afflictions in pets. Further with the strategic alliance agreement, the Company issued 1,000,000 warrants to Digital Landia fair valued at $35,197.

The Company holds equity investments in Digital Landia Corp, a privately held entity, that does not have readily determinable fair values for its common stock. The Company elected the measurement alternative for eligible non-marketable equity securities under ASC 321-10-35-2. These investments are carried at historical cost and adjusted upward or downward for observable price changes in orderly transactions for the identical or similar investment of the same issuer, less any impairment. As of the date of this report, as of June 30, 2026, the Company continues to use the $150,000 historical cost of the PetVivo shares issued in exchange for $150,000 of the Digital Landia shares. There has been no observable price changes or impairments, so the carrying amount of $150,000 remains at its historical cost.

As of June 30, 2026, the $150,000 investment has been reclassified from a current asset to a noncurrent (long-term) asset.

NOTE 16 – INCOME TAXES

No income tax benefit has been recorded for the periods ended June 30, 2026, and 2025, as the Company has incurred operating losses and maintains a full valuation allowance against its net deferred tax assets.

Interim Effective Tax Rate: The Company’s effective tax rate was 0.0% for the three months ended June 30, 2026 and 2025, compared with the U.S. federal statutory income tax rate of 21.0%. The difference between the Company’s effective tax rate and the U.S. federal statutory rate was primarily attributable to the valuation allowance recorded against the Company’s deferred tax assets.

Discrete Items: There have been no discrete items in the period ending June 30, 2026.

Uncertain Tax Positions: There have been no material changes to the total amount of unrecognized tax benefits or our position on uncertain tax standards since June 30, 2026.

NOTE 17 – SUBSEQUENT EVENTS

In accordance with ASC 855, the following information below are subsequent transactions from the end of the June 30, 2026 reporting period to the date of this filing on August 14, 2026.

In July 2026, the Company issued 156,250 shares of restricted stock for the conversion of accrued dividends on Series B Preferred Stock valued at $125,000.

In July 2026, the Company issued 200,000 shares of restricted stock to employees for performance bonuses valued at market on the date of grant of $160,000 and expense in the current period.

On July 9, 2026, the Company received proceeds of $100,000 on a promissory note with a maturity date of January 9, 2027 and an accrued interest rate of 6% per annum with no conversion provisions.

On July 24, 2026, the Company terminated the VetStem, Inc. licensing agreement. With the licensing termination, the Company is obligated to pay a fee of $75,000 in lieu of any liabilities to be waived and the return of any remaining PRP inventory on July 24, 2026.

On July 27, 2026, the Company received proceeds of $130,000 on a promissory note with a maturity date of July 27, 2027 and an accrued interest rate of 6% per annum with no conversion provisions.

Between August 7 through August 11, 2026, the Company received proceeds of $150,000 on a promissory note with a maturity date of August 7, 2027 and an accrued interest rate of 10% per annum with no conversion provisions.

On August 11, 2026, the Company received proceeds of $50,000 on a promissory note with a maturity date of November 11, 2026 and an accrued interest rate of 10% per annum with no conversion provisions.

On August 13, 2026, 2,875,000 of the February 9, 2022 registered tradeable warrants, trading under the ticker symbol “PETVW” expired, pursuant to the terms of the warrant.

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

We commenced sales of Spryng® in the second quarter of fiscal 2022 and plan to increase our commercialization efforts of Spryng® in the United States through distribution relationships while using sales reps, clinical studies, and market awareness to educate and inform key opinion leaders on the benefits of Spryng®.

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

Spryng® is classified as a veterinary medical device under the United States Food and Drug Administration (“FDA”) rules and pre-market approval is not required by the FDA. Spryng® completed a safety and efficacy study in rabbits in 2007. Since that time, more than 2,000 horses and dogs have been treated with Spryng®. We entered into a clinical trial services agreement with Colorado State University on November 5, 2020. This university clinical study was completed in March 2024. Additionally, the Company successfully completed an equine tolerance study in March 2022 and began a two canine clinical study with Ethos Veterinary Health, the first beginning in May of 2022 which was completed in October 2023, and the second began in June of 2023 which has not been completed yet. We anticipate these and other studies that we plan to initiate will be primarily used to expand our distribution outlets since the large international and national distributors generally require a third-party university study and other third-party studies prior to including a product in their catalog of products.

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

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our 2026 10-K Report and the condensed consolidated financial statements and related notes in Item 1, Financial Statements appearing elsewhere in this Quarterly Report on Form 10-Q (“10-Q Report”). The following discussion may contain forward-looking statements, and our actual results may differ materially from the results suggested by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of our 2026 10-K Report under the heading “Risk Factors,” as updated and supplemented by risks described in other SEC filings. The Company assumes no obligation to revise or update any forward-looking statements for any reason, except as required by law.

We are a smaller reporting company and have incurred substantial losses in connection with our operations. We will need substantial capital to pursue our current plans to commercialize our initial product, Spryng™.

RESULTS OF OPERATIONS

	For the Three Months Ended
	June 30, 2026	June 30, 2025
Revenues	$337,572	$297,500

Cost of Sales	114,255	110,774

Total Operating Expenses	1,832,166	2,031,043

Total Other Income (Expense)	(5,039)	(466,720)

Net Loss	$(1,613,888)	$(2,311,037)

Net loss per share - basic and diluted	$(0.04)	$(0.09)

For The Three Months Ended June 30, 2026, Compared to The Three Months Ended June 30, 2025

Total Revenues. Revenues were $337,572 and $297,500 for the three months ended June 30, 2026 and 2025, respectively. Revenues in the three months ended June 30, 2026, consist of sales of our Spryng® products of $208,495 and Precise PRP products of $129,076. Revenues in the three months ended June 30, 2025, consisted of sales of our Spryng® products of $148,243 and Precise PRP products of $149,257. The increase in our revenues in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is due to higher Spryng® product sales from our distributor, Vedco, Inc.

Cost of Sales. Cost of sales were $114,255 and $110,774 for the three months ended June 30, 2026 and 2025, respectively. Cost of sales includes product costs related to the sale of our Spryng® products and labor and overhead costs and product costs related to the sale of Precise PRP products. The increase in our cost of sales in the three months ended June 30, 2026, compared to the three months ended June 30, 2025, is due to lower priced Precise PRP canine sales to accelerate the sale of overstocked Precise PRP inventory driving cost of sales higher.

Operating Expenses. Operating expenses were $1,832,166 and $2,031,043 for the three months ended June 30, 2026 and 2025, respectively. The decrease is primarily due to decreased general and administrative (“G&A”) expenses and research and development (“R&D”) expenses. The significant reduction of R&D expenses was due to the limited cash flow during the three months ended June 30, 2026.

General and administrative (“G&A”) expenses were $967,442 and $1,068,818 for the three months ended June 30, 2026 and 2025, respectively. General and administrative expenses include compensation and benefits, contracted services, legal and consulting fees, and stock compensation expenses. The reduction in general and administrative expenses was due to reduced consulting fees.

Sales and marketing expenses were $631,305 and $621,712 for the three months ended June 30, 2026 and 2025, respectively. Sales and marketing expenses include compensation, consulting, tradeshows, and stock compensation costs to support the launch of our Spryng® product.

Research and development (“R&D”) expenses were $233,419 and $340,513 for the three months ended June 30, 2026 and 2025, respectively. The decrease was primarily related to decreased clinical studies due to tight cash flow constraints.

Operating Loss. As a result of the foregoing, our operating loss was $1,608,849 and $1,844,317 for the three months ended June 30, 2026 and 2025, respectively. The decrease was related to cost-cutting initiatives in general and administrative and research and development expenses.

Other Income (Expense). Other expense was $5,039 for the three months ended June 30, 2026 compared to other expense of $466,720 for the three months ended June 30, 2025. Other expense in 2026 consisted of interest expense. Other expense in 2025 consisted of interest expense, unrealized loss on change in derivative liabilities and loss on disposal of assets.

Net Loss. Our net loss for the three months ended June 30, 2026 was $1,613,888 or ($0.04) per share as compared to a net loss of $2,311,037 or ($0.09) per share for the three months ended June 30, 2025. The decrease was primarily related to interest expense, the loss on change in derivative liabilities and the loss on disposal of assets. The weighted average number of shares outstanding was 37,055,261 compared to 24,302,790 for the three months ended June 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2026, our current assets were $941,019, including $122,633 in cash and cash equivalents. In comparison, our current liabilities as of that date were $1,313,312 including $798,202 of accounts payable and accrued expenses. Our working capital deficit as of June 30, 2026 was $372,293.

The Company has continued to realize losses from operations. As a result, we do not believe we will have sufficient cash to meet our anticipated operating costs and capital expenditure requirements for at least the next twelve months. Our cash needs are expected with proceeds of $1.35 million from an investor purchase option subscription agreement. We are also working with a few investment banks for an additional capital raise between $5 - $10 million. Furthermore, we are negotiating with a private investor for up to $10 million investment into our new human subsidiary, Cosmeta Corp.

The additional capital in the future will support our efforts to continue to commercialize Spryng® and our ongoing operations. We expect to continue to raise additional capital through the sale of our securities from time to time for the foreseeable future to fund our business expansion. Our ability to obtain such additional capital will likely be subject to various factors, including our overall business performance and market conditions. There can be no guarantee that the Company will be successful in its ability to raise additional capital to fund its business plan.

Net Cash Used in Operating Activities – We used $965,779 of net cash in operating activities for the three months ended June 30, 2026. This cash used in operating activities was primarily attributable to our net loss of $1,613,888.

Net Cash Used in Investing Activities – During the three months ended June 30, 2026, net cash used in investing activities was $12,370.

Net Cash Provided by Financing Activities – During the three months ended June 30, 2026, net cash provided by financing activities of $900,000 consisted of proceeds of common stock receivable of $750,000 and proceeds of $150,000 from the issuance of notes payable.

MATERIAL COMMITMENTS

Notes Payable

As of June 30, 2026, we are obligated on non-convertible notes and accrued interest of $476,456.

VetStem, Inc. Termination of Licensing Agreement

As of June 30, 2026, we have been in discussions with VetStem, Inc. for the termination of the licensing agreement for the PrecisePRP product line. On July 24, 2026, we signed a licensing termination agreement, as discussed in Note 17-Subequent Events.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2026, and as of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The financial statements have been prepared assuming that we will continue as a going concern, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business. Our working capital deficit at June 30, 2026, was $372,293.

The Company incurred a net loss $1,613,888 for the three months ended June 30, 2026, had net cash used in operating activities of $965,779 for the same period, and has an accumulated deficit of $103,051,394 on June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these consolidated financial statements are issued.

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

CRITICAL ACCOUNTING POLICIES

We prepare our consolidated financial statements in accordance with generally accepted accounting standards in the United States of America. Our significant accounting policies are described in Note 1 to our condensed consolidated financial statements attached hereto. We believe our significant accounting policies, as described in Note 1 to the condensed consolidated financial statements, involve the most significant judgments and estimates used in the preparation of the condensed consolidated financial statements.

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

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. The standard is intended to benefit investors by providing more detailed income tax disclosures that would be useful in making capital allocation decisions. This ASU is effective for public entities with fiscal years beginning after December 15, 2024. The Company adopted this guidance for the year ended March 31, 2026 and applied the guidance on a retrospective basis. The adoption did not have a material impact on the consolidated financial statements. Refer to Note 16 for further details.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

During the quarter, the Company’s management performed an evaluation, under the supervision and with the participation of the Company’s Chief Executive Office (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as that term is defined in Rules 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The term “disclosure controls and procedures” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on that evaluation our CEO and CFO concluded that as of June 30, 2026, our disclosure controls and procedures were not effective due to previously disclosed material weaknesses in internal control over financial reporting. These material weaknesses relate to the design and operation of controls over the accounting for modifications of convertible notes, measurement of beneficial conversion features, warrant debt discounts, and derivative liabilities.

Remediation

Management is in the process of implementing measures designed to ensure that the control deficiencies contributing to the material weaknesses are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include: (i) tightening the ICFR controls moving forward, (ii) improving existing training program associated with our accounting for convertible notes, warrant discounts and derivative liabilities, and (iii) hiring additional accounting personnel, including adding a senior accounting position with derivative accounting and warrant discount experience. We believe that these actions will remediate the material weaknesses with our internal control over financial reporting. Management plans on implementing these remedial steps during the remainder of the fiscal year. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2026. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework (revised 2013). This assessment included an evaluation of the design and procedures of our control over financial reporting.

No changes were made during the quarter ending June 30, 2026. Based on our assessment, our management concluded that as of June 30, 2026, our internal control over financial reporting was not effective.

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

The Company is cooperating with OSHA’s ongoing investigation, denies all allegations and intends to vigorously defend against these allegations. At this preliminary stage, the outcome is uncertain. Although the Company cannot predict the ultimate outcome of this matter, based on currently available information, management cannot estimate the possible loss or range of loss because such amount cannot be reasonably estimated. Management does not believe that the ultimate resolution of this matter will have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in Part I, Item 1A Risk Factors in our Annual Report on Form 10-K for our fiscal year ended March 31, 2026. As of this Quarterly Report, our continued negotiations with VetStem resulted in the termination of the licensing agreement on July 24, 2026. The risks discussed in our Annual Report on Form 10-K for the period ending March 31, 2026 regarding the OSHA complaint could materially affect our business, financial condition, and future results. The risks described in our latest Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be insignificant also may materially and adversely affect our business, financial condition, or operating results in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2026, the Company issued 176,174 shares of common stock for the conversion of dividends declared on Series B preferred stock fair valued at $125,000.

In April 2026, the Company issued 62,500 shares of common stock to 5 board members for advisory and consulting services fair valued at $42,000.

In April 2026 and June 2026, the Company issued 937,500 shares of common stock in exchange for proceeds of $750,000 as part of a private placement subscription agreement.

In April 2026 through June 2026, the Company issued 368,152 shares of common stock to 6 employees for performance awards fair valued at $280,475.

In June 2026, the Company issued 200,000 shares to a service provider for consulting services valued at market on the date of grant of $160,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not required.

ITEM 5. OTHER INFORMATION

No director/officer adopted, modified or terminated a Rule 10b5-1 or non-Rule 10b5-1 trading arrangement during the quarter.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit No.	Description

10.1	Form of Securities Purchase Agreement dated April 17, 2023 between PetVivo Holding Company, Inc. and investors (incorporated by reference to Exhibit 10.1 in the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2023).

10.2	Finder’s Fee Agreement dated March 28, 2023, between PetVivo Holdings, Inc. and Bancroft Capital, LLC (incorporated by reference to Exhibit 10.2 in the Company’s Current Report on Form 8-K filed with the SEC on April 17, 2023).

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

** Filed herewith

PETVIVO HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2026	By:	/s/ John Lai
John Lai
	Its:	CEO, President, and Director
(Principal Executive Officer)

August 14, 2026	By:	/s/ Garry Lowenthal
Garry Lowenthal
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

